Form 10-Q
period 1996-03-31
UNION ACCEPTANCE CORP
filed 1996-05-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _____ to _____

                         Commission File Number: 0-26412

                          UNION ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


       Indiana                                            35-1908796
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
         or organization)                                   Number)



   250 N. Shadeland Avenue, Indianapolis, IN                46219
   (Address of principal executive office)                (Zip Code)



                                 (317) 231-6400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes (X)                    No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Class                    Outstanding at May 14, 1996
     Class A Common Stock, without par value                4,011,358 Shares
     Class B Common Stock, without par value                9,200,000 Shares

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited) :

         Consolidated Condensed Balance Sheets as of
         March 31, 1996 and June 30, 1995                                    3

         Consolidated Condensed Statements of Earnings
         for the Three Months and Nine Months Ended
         March 31, 1996 and 1995                                             4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1996 and 1995                           5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Part II. OTHER INFORMATION                                                  15

         Signatures                                                         16

Union Acceptance Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

Dollars in thousands, except share data



                                                       March 31,      June 30,
                                                         1996           1995
Assets                                                ----------    ------------
                                                      (Unaudited)



Cash                                                  $ 12,196       $  9,483

Restricted cash                                         67,472         52,511

Loans, net                                             187,662        201,022

Accrued interest receivable                             10,709          7,715

Furniture and equipment, net                             2,071          1,347

Excess servicing                                        58,215         47,934

Spread accounts                                         60,737         57,414

Other assets                                            25,519         16,724
                                                      --------       --------
Total Assets                                          $424,581       $394,150
                                                      --------       --------
Liabilities


Revolving credit facilities                            159,435            --

Senior notes, due 2002                                 110,000            --

Due to Union Federal                                        --       338,958

Accrued interest payable                                 2,342            --

Principal and interest due investors                    63,703        50,768

Accrued dealer premiums                                  3,203         3,255

Other payables and accrued expenses                      2,642         1,167

Income taxes payable                                     2,508            --

Deferred income taxes payable                            7,591            --
                                                      --------       -------
Total Liabilities                                      351,424       394,148
                                                      --------       -------



Shareholders' Equity



Preferred Stock, without par value,

authorized 10,000,000 shares; none issued

and outstanding                                             --            --



Class A Common Stock, without par value,
authorized 30,000,000 shares; 4,011,358
and 1 share(s) issued and outstanding
at March 31, 1996, and June 30, 1995,
respectively                                            58,180             1



Class B Common Stock, without par value,
authorized 20,000,000 shares; 9,200,000
and 1 share(s) issued and outstanding
at March 31, 1996, and June 30, 1995,
respectively                                                --             1

Retained earnings                                       14,977            --
                                                      --------      --------
Total Shareholders' Equity                              73,157             2
                                                      --------      --------
Total Liabilities and Shareholders' Equity            $424,581      $394,150
                                                      ========      ========





See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries

Consolidated Condensed Statement of Earnings

Dollars in thousands, except per share data


(Unaudited)




                                                      Three Months Ended                       Nine Months Ended
                                                           March 31,                               March 31,
                                               -----------------------------         --------------------------------
                                                    1996              1995                1996               1995
                                               -------------       ---------         --------------     -------------

Revenues
Interest on loans                              $      6,732           4,072           $    20,910        $    9,018

Interest on spread accounts and
  restricted cash                                     1,317           1,068                 4,073             2,668

Gain on sales of loans, net                           7,760           1,181                24,467             3,724

Servicing fees, net                                   4,796           4,288                11,346            10,850

Other                                                   798             768                 2,271             2,060
                                               ------------      -----------           -----------        ----------
  Total revenues                                     21,403          11,377                63,067            28,320
                                               ------------      -----------           -----------        ----------

Expenses

Interest                                              5,359           3,733                16,204             8,622

Provisions for credit losses                            600             304                 3,550               464

Salaries and benefits                                 3,232           1,805                 8,611             4,676
                                               ------------      -----------           -----------        ----------
Other                                                 3,426           1,698                 8,368             5,516
                                               ------------      -----------           -----------        ----------
  Total expenses                                     12,617           7,540                36,733            19,278
                                               ------------      -----------           -----------        ----------



Earnings before provision for
  income taxes                                        8,786           3,837                26,334             9,042

Provision for income taxes                            3,473           1,553                10,659             3,664
                                               ------------      -----------           -----------        ----------
  Net earnings                                 $      5,313       $    2,284           $   15,675        $    5,378
                                               ============       ==========           ==========        ==========

  Earnings per share                           $       0.40      $       N/A           $     1.19        $      N/A
                                               ============      ===========           ==========        ==========
  Weighted average common
        shares outstanding                     $ 13,211,358              N/A            13,208,718              N/A
                                               ============      ===========           ===========       ==========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                       Nine Months Ended
                                                                           March 31,
                                                             -------------------------------------

                                                                   1996                 1995
                                                             ----------------      ---------------
Cash flows from operating activities:
  Net earnings                                             $          15,675      $         5,378

    Adjustments  to  reconcile  net
    earnings  to net cash  provided
    (used)  by operating activities:

      Gain on sales of loans                                        (33,788)               (5,978)

      Dealer premiums paid in excess
      of dealer premium
        rebates received                                            (28,139)              (19,635)

      Amortization of excess servicing and
         prepaid dealer premiums                                      25,806               16,553

      Provisions for credit losses                                     3,550                  464

      Spread accounts                                                (3,323)              (10,850)

      Amortization and depreciation                                    1,955                  297

      Restricted cash                                               (14,961)               (5,929)

      Other assets and accrued
         interest receivable                                         (9,510)               (3,800)

      Principal and interest due investors                            12,935               11,430

      Other payables and accrued expenses                             11,861                1,523

      Loan originations in excess of liquidations                  (667,103)             (531,441)

      Securitization of loans held for sale                          679,496              438,277

      Proceeds on sale of interest only strip                         19,383                    -
                                                             ----------------      --------------

        Net cash provided (used) by
          operating activities                                        13,837             (103,711)
                                                             ----------------      --------------

Cash flows from investing activities:

  Purchase of fixed assets                                            (1,136)                (608)
                                                              --------------       --------------

Cash flows from financing activities:

  Net change in Due to Union Federal,
     including regulatory equity distribution                       (337,423)             111,371

  Net change in revolving credit facilities                          159,435                    -

  Proceeds from senior notes                                         110,000                    -

  Stock issuance                                                      58,000                    -
                                                             ---------------       --------------
        Net cash provided (used)
          by financing activities                                     (9,988)             111,371
                                                             ---------------      ---------------

Change in cash                                                         2,713                7,052

Cash, beginning of period                                              9,483                    -
                                                             ----------------     ---------------

Cash, end of period                                        $          12,196      $         7,052
                                                             ================     ===============
Supplemental disclosures of cash flow information:

          Income taxes paid                                $           5,540      $         3,664
                                                             ===============      ===============
          Interest paid                                    $          13,862      $         8,622
                                                             ===============      ===============

See accompanying notes to consolidated condensed financial statements. Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Unaudited)

For the Three Months and Nine Months Ended March 31, 1996 and March 31, 1995

Note 1-  Basis of Presentation

     The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation and its subsidiaries (formerly the "Union Division"). On August 7, 1995, UAC issued 4 million shares of Class A Common Stock at $16.00 per share with net proceeds of $58.0 million simultaneously with a private placement of $110.0 million of Senior Notes with net proceeds of $108.6 million. These proceeds and fundings under a $350.0 million Prime Warehouse Facility and a $50.0 million Non-prime Warehouse Facility were used to eliminate amounts due to Union Federal, and to capitalize UAC's business and fund ongoing operations. The Business Transfer was completed at this time. The Company's business is conducted solely by UAC and its subsidiaries. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Combined Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1995.

     The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

Note 2- Earnings Per Share

     The initial public offering was completed on August 7, 1995. Earnings per share for the three months and nine months ended March 31, 1996, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is not dilutive and has not been included in the calculation.

Note 3- Reclassifications

Certain amounts in the fiscal 1995 Combined Financial Statements have been reclassified to conform with the presentation of the fiscal 1996 interim Consolidated Condensed Financial Statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     The Company derives substantially all of its earnings from the purchase, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the purchase of loans prior to securitization, the Company utilizes revolving credit facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on sale of loans and establishes excess servicing as an asset. Excess servicing is amortized against servicing income over the life of the related securitization.

     Acquisition Volume. The Company currently acquires loans in 43 major metropolitan areas in 23 states from nearly 2,200 manufacturer-franchised auto dealerships. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Loan acquisitions continue to be stronger than in corresponding periods of prior fiscal years. The Company expanded its operations into several more cities during the quarter ended March 31, 1996, including: Savannah, GA; Baltimore, MD; Bethesda, MD; Chattanooga, TN; Knoxville, TN; Memphis, TN; and Nashville, TN. Loan acquisition volume had remained relatively level since the third quarter of fiscal 1995, but experienced a small increase in the current quarter. Although the Company continued its market expansion during the last several quarters, it has also made some strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its existing markets. This strategy was employed in order to improve the average quality of the contracts being purchased. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

     Gross and Net Spreads. Market interest rates have seen continued decreases over the last year, but began to rebound in March 1996. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, this decrease in market rates during fiscal 1996 has resulted in improved gross and net spreads on the prime securitizations compared to the same periods of fiscal 1995. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Prime loan rates also decreased steadily over the first three quarters. Despite decreasing prime loan rates, the gross spreads have been stronger than in corresponding periods of fiscal 1995 due to the downward-moving market rates. Net spreads have experienced a slight compression since the first quarter. Net spread on the most recent prime securitization was 5.98% compared to 6.31% in the second quarter and 6.32% in the first quarter. Although there were slight compressions in net spreads during fiscal 1996, the net spreads are significantly higher than those in fiscal 1995. The Company realized a net spread of 9.80% on its first non-prime securitization effected in March 1996.

     Looking ahead, management is currently targeting net spreads of 5.25% to 5.75% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for the last quarter of fiscal 1996 and the first quarter of fiscal 1997. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company.

     Gain on Sales of Loans. Gain on Sales of Loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized and the net spread. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.

     Growth in Servicing Portfolio. The Company has maintained growth in its servicing portfolio. Such growth will result in corresponding increases in its servicing-related revenues, which includes its standard servicing fee of 1% per annum on outstanding prime securitizations, as well as Future Servicing Cash Flows from Spread Accounts.

     Portfolio Performance. Current delinquency rates showed continued improvement at March 31, 1996. Delinquency rates based on outstanding loan balances of accounts 30 days past due and over were 2.34% at March 31, 1996, compared to 2.55% at December 31, 1995; 3.06% at September 30, 1995, and 1.40% at June 30, 1995, for the prime servicing portfolio. Delinquency based on the number of receivables 30 days past due and over was 2.10% at March 31, 1996, compared to 2.32% at December 31, 1995; 2.89% at September 30, 1995, and 1.31% at June 30, 1995.

     Increases in the delinquency rates since June 30, 1995, are attributable, largely, to the changes the Company made with respect to the way delinquencies are measured and reported. These policies were changed during the first quarter of fiscal 1996. If the Company had used its historical methods of measuring and reporting delinquencies, it is estimated that the delinquency rate would have been approximately 1.73% (based on the number of delinquent accounts) at March 31, 1996. While the magnitude of the change in the reported delinquency measure appears to be significant, it is not indicative of a material change in the underlying credit quality of the portfolio. Furthermore, the Company has implemented a number of policy and procedural changes which are designed to improve the credit quality of the portfolio.

     The primary reason for the increase in delinquencies from June 30, 1995, was that beginning with the quarter ended September 30, 1995, UAC began to include in the delinquency statistics the accounts of customers who had filed for bankruptcy, but whose cases had not been resolved. At March 31, 1996, 517 accounts were pending bankruptcy resolution and were included in the delinquency numbers. Previously, these accounts were not included in delinquency figures. The Company believes the risk of loss on these accounts is low relative to other delinquent accounts. The courts generally reaffirm these loans, or they allow repossession of the vehicle.

     Non-prime portfolio delinquency was 2.57% based on outstanding loan balances of accounts 30 days past due and over at March 31, 1996, compared to 2.75% at December 31, 1995; 4.79% at September 30, 1995, and 1.21% at June 30,
1995. Delinquency based on the number of receivables 30 days past due and over was 2.55%, 2.69%, 4.49% and 1.23% at March 31, 1996, December 31, 1995,
September 30, 1995, and June 30, 1995, respectively. The Company began acquiring Non-prime loans in October 1994. Management expects fluctuations in delinquency rates on the Non-prime portfolio as it becomes more seasoned.

     Quarterly net charge-offs totaled approximately $4.3 million on the Prime servicing portfolio. Annualized net charge-offs were 1.39% of the average prime servicing portfolio for the nine months ended March 31, 1996, compared to 1.45% for the six months ended December 31, 1995; 1.73% for the three months ended September 30, 1995, and 1.32% for the nine months ended March 31, 1995.
Non-prime net charge-offs totaled approximately $192,000 for the quarter compared to $208,000 for the previous quarter. Annualized net charge-offs were 2.19% of the average Non-prime servicing portfolio for the nine months ended March 31, 1996, compared to 2.22% for the six months ended December 31, 1995, and 1.49% for the three months ended September 30, 1995. Management is closely monitoring the performance of the Non-prime portfolio as it matures, and is comfortable with the level of risk in relation to its earning potential.

     The primary reason for the elevated credit losses during the year, and a contributing factor in the increase in delinquencies is, loans UAC acquired during 1994 and early 1995 which have proven to be of lower credit quality than loans UAC acquired prior to 1994 and after the first quarter of 1995. The Company has determined that many of these lower quality loans resulted from "low side overrides" which are loans made to customers whose credit scores were below the Company's minimums, but which were made as a result of the credit analysts' judgment that the loans were acceptable. These loans have had higher rates of delinquency and loss than those that met UAC's requirements. Credit analyst discretion for making "low side override loans" has been reduced and low side overrides have dropped from a high of 14.32% of the UACSC 1995-A Auto Trust to 3.31% of the UACSC 1996-A Auto Trust. The Company believes that the difference in the performance of the low side override loans resulted from continuing the existing override policy despite the implementation of a new credit scoring system in December 1993. Management also believes that the actual mix of loans purchased in 1994 may have been of somewhat lower average credit quality as a result of competitive pricing pressures which permitted higher quality borrowers to obtain lower cost loans from others. Loans made during 1994 are currently towards the end of the peak period for delinquencies and credit losses which UAC believes to be 9 to 16 months from the date of closing.

     The Company has taken a number of steps to improve its collection efforts over the last several quarters. It has increased the staffing level in its collection department by more than 115% since June 30, 1995. It has installed an improved version of its collection system in its new headquarters which will allow its collectors to be much more productive. For example, the number of outbound credit collection stations at its headquarters has been increased from 14 to 50. In addition, UAC has reverted back to its original policy of repossessing collateral no later than 120 days after payments are past due, rather than after 60 days. UAC found that when it switched it policy, in April 1995, to begin repossessions after 60 days, losses increased because some cars were repossessed from customers that otherwise had the ability to make payments. Other credit quality changes include the reduction in low side overrides previously mentioned, and a recent change to increase cutoff scores in any individual state where net credit losses were running at a rate greater than 2.50% over the life of the loans.

     Provisions are made for expected loan losses in conjunction with each loan sale. The allowance for loan loss is inherent in the excess servicing asset recorded upon sale. Management believes that the allowance for losses on securitized loans represents a conservative estimate of potential losses. The allowance for loan loss as a percentage of outstanding securitized loans was 3.00% and 10.09% at March 31, 1996, for the prime and non-prime securitized loans, respectively.

Results of Operations

     The Company's loan acquisitions increased to $256.5 million for the three months ended March 31, 1996, from $251.6 million for the corresponding quarter of fiscal 1995. Year to date loan acquisitions have increased 27.2% to $702.0 million for the nine months ended March 31, 1996, from $551.7 million for the corresponding period of fiscal 1995. The increases resulted primarily from improved market penetration in many markets as well as the Company's geographic expansion. Additionally, the Company began acquiring Non-prime receivables during October 1994. Non-prime loan acquisitions totaled $24.3 million for the nine months ended March 31, 1996, compared to $12.1 million for the nine months ended March 31, 1995. The Company's servicing portfolio increased 33.6% to over $1.4 billion at March 31, 1996, compared to $1.1 billion at March 31, 1995. Market penetration in the prime sector accounted for approximately 57.0% of the increase in overall loan acquisition volume, while expansion of the prime sector contributed 34.9% of the increase, and the growth in the non-prime program added 8.1% of the increase. Growth due to market penetration includes all major metropolitan markets that were present both at March 1995 and March 1996. Some markets may not have had nine full months of acquisitions at March 1995. Serviced loans increased as a result of the increased loan acquisition volume in excess of loan repayments. The volume of loans sold in securitizations increased to $237.5 million for the quarter ended March 31, 1996, from $173.5 million for the same quarter of the prior year. Year to date securitizations totaled $679.5 million through March 31, 1996, compared to $438.3 million for the same period of the previous year.

     Interest on loans increased 65.3% to $6.7 million for the three months ended March 31, 1996, compared to $4.1 million for the corresponding quarter of last year. Year to date interest on loans totaled $20.9 million through March 31, 1996, compared to $9.0 million for the same period of the prior year. The increase in interest income resulted, in part, from an increase in the average monthly balance of loans held for sale to $182.5 million for the quarter ended March 31, 1996, from $153.8 million for the corresponding period ended March 31, 1995, which was a result of increased loan acquisitions in the quarter ended March 31, 1996, relative to the quarter ended March 31, 1995. The Non-prime portfolio also contributed to the increase in interest income. The Company carried an average of over $24.6 million in Non-prime receivables held for sale during the quarter which produced over $1.1 million in interest income. Further, the current securitization structure has increased the amount of interest income recognized relative to prior quarters. The change in the securitization structure has significantly impacted both interest income and servicing fees, net. All of the fiscal 1996 prime securitizations were structured such that the Company continued to earn interest income from the cut-off date through the closing date (approximately 18-22 days), and therefore, earned servicing fees only after the closing date. In all previous securitizations, the Company began earning servicing fees beginning on the cut-off date. As a result, the Company reports more interest income and less servicing fee income, and records a lower gain on sale. An additional $4.3 million in interest on loans was recognized during the nine months ended March 31, 1996, due to the new securitization structure. The structure was altered in accordance with provisions of the Warehouse Facility Agreements which require that the Company collect and remit interest on loans from cut-off date to closing of a securitization transaction to the warehouse provider. The Company continues to pay interest on the amount financed with respect to warehoused loans until closing.

     Gain on Sales of  Loans.  Gain on Sales of Loans  increased  557.1% to $7.8 million for the three months ended March 31, 1996, from $1.2 million for the corresponding period ended March 31, 1995. The increase in gain was mainly due to increased volume of prime loans securitized as well as improved net spreads. The "UACSC 1996-A Auto Trust" (consummated in February 1996) securitized over $203.0 million in prime auto receivables compared to $173.5 million for the corresponding period of last year. The weighted average loan rate on the portfolio was 13.13% while the weighted average certificate rate was 5.40%. The gross and net spreads on the sale were 7.73% and 5.98%, respectively, compared to 5.45% and 3.88% for the comparable quarter of last year. These spreads earned the Company a $6.9 million gain after a hedging loss of approximately $2.3 million. Gains were also increased as a result of an additional securitization during the quarter. The Company effected its first Non-prime securitization during March of 1996. Approximately $34.5 million in Non-prime automobile receivables were securitized in a private placement that earned the Company nearly $850,000 after a $112,000 hedging loss. The weighted average loan rate on the portfolio was 19.87% while the weighted average certificate rate was 6.87%. The gross and net spreads on the sale were 13.00% and 9.80%, respectively. Gain on sales on loans for the nine months ended March 31, 1996 and 1995, were $24.5 million and $3.7 million, respectively.

     Servicing Fees, Net. Servicing fees increased 11.8% to $4.8 million for the three months ended March 31, 1996, compared to $4.3 million for the three months ended March 31, 1995. Servicing fees for the nine months ended March 31, 1996, totaled $11.3 million compared to $10.9 million in the prior year. Although the average securitized portfolio has increased significantly, servicing fees have not. The decrease in servicing fees relative to the average securitized portfolio resulted primarily from the modified securitization structure, as discussed above. Servicing fees on all fiscal 1996 securitizations were not earned until after the closing date of the securitization transaction. The net effect is that interest on loans was earned for an additional 18-22 days, and servicing fee income was not earned for 18-22 days for each of the fiscal 1996 securitizations. Additionally, the Company recognized somewhat smaller gains under this structure. Because additional interest income was earned on the loans to be securitized, those loans will generate lower future excess servicing cash flows after the securitization. The net present value of these future cash flows is recorded as an excess servicing asset as a component of the gain calculation.

     The Company's ratio of servicing fees, net to operating expenses was 72.0% and 122.4% for the quarters ending March 31, 1996, and 1995, respectively. Although the securitization structure impacted this ratio, the growth of the Non-prime program has also impacted this ratio. Because the Non-prime receivables had not been securitized until recently (March 1996), the Company earned no servicing fees on this portfolio. The impact of the additional costs to originate and service these loans were offset by increased interest spreads earned on the Non-prime portfolio. Increased salaries and benefits also affected this ratio. The Company has added significantly to its collections staff over the past several quarters in response to and in anticipation of continued growth in the servicing portfolio. Additional support staff in systems and accounting have also been added, as well as additional levels of management needed to support the Company's growth.

     Other Revenues. Other revenues increased slightly to $798,000 for the three months ended March 31, 1996, from $768,000 for the three months ended March 31, 1995. Other revenues for the nine months ended March 31, 1996, totaled $2.3 million compared to $2.1 million for the comparable period of last year. The increase for the nine months ended March 31, 1996, resulted primarily from increases in late charge fee income.

     Interest Expense. Interest expense increased 43.6% to $5.4 million for the three months ended March 31, 1996, from $3.7 million for the same period ended March 31, 1995. The increase was a result of increased average cost of funds, and increased average outstanding borrowings. The average cost of funds increased to 6.87% for the three months ended March 31, 1996, from 5.67% for the three months ended March 31, 1995. The increase in cost of funds is a result of the Company obtaining alternative financing sources after its Spin-off from its parent in August of 1995. Average outstanding borrowings increased to $269.6 million for the three months ended March 31, 1996, from $263.1 million for the three months ended March 31, 1995. Interest expense for the nine months ended March 31, 1996, was $16.2 million compared to $8.6 million for the corresponding nine months of fiscal 1995.

     Provision for credit losses. Provisions for losses increased to $600,000 for the three months ended March 31, 1996, compared to $304,000 for the three months ended March 31, 1995. A large portion, $300,000, of that provision was related to the new Non-prime portfolio. Year to date provisions totaled $3.6 million compared to $464,000 for the same period of last year. Of the $3.6 million in provisions for the nine months ending March 31, 1996, $1.5 million related to a provision for the valuation of excess servicing. This provision was made in response to current delinquency experience and loss trends on the securitized loan pools. Management believes these provisions represent conservative estimates of potential losses on loans held for sale and excess servicing on the securitized loan pools.

     Salaries and Benefits Expense. Salaries and benefits increased to $3.2 million for the three months ended March 31, 1996, from $1.8 million for the corresponding period ended March 31, 1995. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended March 31, 1996, were 283 compared to 175 for the comparable period ended March 31, 1995. Salaries and benefits were $8.6 million and $4.7 million for the nine months ended March 31, 1996 and 1995, respectively. The Company has experienced growth in credit, sales and operations, collections, and support. These increases are in response to, and in anticipation of continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to increased profitability-based incentives during the nine months ended March 31, 1996.

     Other Expense. Other expense increased 101.8% to $3.4 million for the three months ended March 31, 1996, from $1.7 million for the three months ended March 31, 1995. Other expense was $8.4 million and $5.5 million for the nine months ended March 31, 1996 and 1995, respectively. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Occupancy and equipment costs were increased as a result of the Company's move to its new headquarters in fiscal 1996. The employee growth experienced by the Company required both additional square footage and furniture and equipment. The Company updated its phone system in conjunction with the move to its new headquarters. The Company obtained new equipment through an operating lease, and implemented a voice messaging system. The Company also replaced its "old" collections system resulting in a loss on the disposal. Additionally, increased telephone usage resulting from an increase in collections staff and collection hours contributed to increased office expense. Although there were increased expenses related to the collections department as a whole (salaries and benefits, equipment, telephone, etc.), there were notable improvements in both credit loss and delinquency, as described above.

Financial Condition

     Loans, Net and Servicing Portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for credit losses, loans in process, and dealer premiums. The Company's portfolio of loans, net decreased to $187.7 million at March 31, 1996, from $201.0 million at June 30, 1995. Although loan acquisition volume was higher in the three months ended March 31, 1996, than in the three months ended June 30, 1995, there was still a decrease in loans held for sale. This decrease was due primarily to the securitization of the non-prime portfolio. Additionally, allowance for credit losses increased over $700,000 from June 30, 1995. The Company had one prime securitization in the quarter ended March 31, 1996, and the quarter ended June 30, 1995, for $203.0 million and $220.4 million of loans, respectively. In addition, the Company had one non-prime securitization in the quarter ended March 31, 1996, for $34.5 million. The Company serviced $1.3 billion and $998.0 million in securitized loans and the total servicing portfolio was $1.4 billion and $1.2 billion as of March 31, 1996, and June 30, 1995, respectively.

     Excess Servicing. Excess Servicing increased to $58.2 million as of March 31, 1996, from $47.9 million as of June 30, 1995. This balance increased by the amount capitalized upon consummation of the various prime and non-prime securitizations. Structuring of the fiscal 1996 prime securitizations included the sale of "interest only strips" which generated more cash from the sale, but served to reduce the excess servicing recorded. The amounts capitalized were offset by amortization against servicing fees over the nine months ended March 31, 1996. Additionally, the Company made a $1.5 million dollar provision related to the valuation of excess servicing during the first quarter, as discussed above. Allowance for losses on securitized loans is included as a component of the excess servicing asset. At March 31, 1996, the allowances related to both prime and non-prime securitized loans totaled $40.3 million or 3.19% of the total securitized loan portfolio.

     Spread Accounts. Spread Accounts increased to $60.7 million at March 31, 1996, from $57.4 million at June 30, 1995. This balance was increased by the initial deposit made upon securitization of the UACSC 1995-C Auto Trust and PSC 1996-1 Grantor Trust, and subsequent deposits of excess servicing fees, and has been reduced by any withdrawal of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposits were made in connection with the last two prime transactions as a result of the structuring which utilized alternative credit enhancements in lieu of initial spread account deposits.

     Revolving Credit Facilities and Senior Notes. Amounts "Due to Union Federal" represented the Company's share of borrowings from Union Federal prior to consummation of the Company's initial public offering on August 7, 1995. The Revolving Credit Facilities and Senior Notes constitute the Company's primary funding facilities beginning in August of 1995. The balance of the Revolving Credit Facilities and Senior Notes was $269.4 million at March 31, 1996, compared to $339.0 million "Due to Union Federal" at June 30, 1995. The decrease in total borrowings was directly related to the Spin-off and initial public offering. The amount "Due to Union Federal" was paid or otherwise eliminated upon consummation of the Company's initial public offering. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

     Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) purchases and financing of loans, (ii) payment of Dealer Premiums,
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses and (vii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows,
(iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and
(vi) sales of loans in securitization transactions. Net cash provided by operating activities increased to $13.8 million for the nine months ended March 31, 1996, from a use of $103.7 million for the nine months ended March 31, 1995, which was primarily attributable to an increase in loan sales relative to loans acquired. Additional sources of cash were provided by the structuring of the securitization transactions during fiscal 1996. The Company sold "interest only strips" as a part of each of their prime securitization transactions. This strategy provided $19.4 million in cash during the nine months ended March 31, 1996.

     Dealer premium rebates received in excess of the original estimates are recorded as servicing fees when received. Excess rebates received for the nine months ended March 31, 1996, were approximately $2.0 million compared to $2.4 million for the nine months ended March 31, 1995.

     Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first three quarters of fiscal 1996, hedging transactions have required a use of cash of $5.2 million.

     Financing Activities and Credit Facilities. Cash flows from financing activities historically (until August 1995) related entirely to changes in the level of borrowing from Union Federal. The decrease in cash provided by financing activities for the nine months ended March 31, 1996, corresponds to the decrease in borrowings as a result of the Company's Spin-off and initial public offering whereby the Company paid, or otherwise eliminated, all outstanding amounts due to its parent, Union Federal. The offering generated $58.0 million in proceeds to the Company. Prior to the Company's initial public offering, the Company was dependent upon financing from Union Federal, which, as a savings bank, has multiple sources of funds, including federally insured deposits and Federal Home Loan Bank advances. Such financing is no longer available to the Company, which has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing not related to Union Federal. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and intends to continue to do so. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.

     The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Facility of up to $50.0 million. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 98.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon origination, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of 96.0% of the outstanding principal balance. The advance rate may be reduced to as low as 92.0% (72 monthly payments and less) and 90.0% (greater than 72 monthly payments) if certain financial tests are not met, and/or if a securitization has not been effected in the preceding sixteen weeks. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 80.0% of the outstanding principal balance of eligible loans at the time of purchase. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996. Between securitization transactions, the Company relies primarily on these Warehouse Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities.

     To accommodate its anticipated cash and liquidity requirements for the near term, the Company determined during the third quarter to seek additional capital. The Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes in April 1996. The securities carry a seven-year bullet maturity and were rated BBB- by Fitch Investors Service L.P. The additional debt will affect the Company's weighted average cost of funds as well as the interest expense recognized in future periods. The proceeds of the sale of the securities will be used to enhance liquidity and fund the Company's continued nationwide expansion. Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the other Credit Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of calendar 1996.

     The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, including particularly the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

     Other Matters. The Company completed it move to its new headquarters at 250 North Shadeland Avenue, Indianapolis, Indiana 46219. It is leasing the building of approximately 115,000 square feet from Waterfield Mortgage Company, Incorporated, which is controlled by Richard D. Waterfield, a Company director and its controlling shareholder. The Company is also subleasing a portion of the building to Union Federal Savings Bank of Indianapolis on terms substantially equivalent to those made available to an unaffiliated tenant.

     As a part of its ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as leasing, other non-auto consumer lending, and dealer servicing. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to continually search for new products and markets to grow and expand the Company in order to maximize profits and shareholder value.

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits- Exhibits Index appears on Page E-1.

         (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Union Acceptance Corporation

May 14, 1996                                By:      /S/  John M. Stainbrook
                                                     --------------------------
                                                     John M. Stainbrook
                                                     President

May 14, 1996                                By:      /S/  Rick A. Brown
                                                     --------------------------
                                                     Rick A. Brown
                                                     Treasurer and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

Ex 4.1 Note Purchase Agreement dated as of April 3, 1996 among Registrant and several purchasers of Senior Subordinated Notes due 2003.

Ex 10.1 Purchase Agreement between Registrant and Union Federal Savings Bank of Indianapolis dated January 18, 1996

Ex 27     Financial Data Schedule