Form 10-K
period 1996-06-30
UNION ACCEPTANCE CORP
filed 1996-09-30
CIK 927790

================================================================================
                                    FORM 10-K

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996
                                                        or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File Number:   0-26412

                          UNION ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


          Indiana                                       35-1908796
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


      250 N. Shadeland Avenue, Indianapolis, IN                   46219
      -----------------------------------------                   -----
     (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  317-231-6400

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Class A Common
                                                        Stock, without par value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 3,979,692 shares of the issuer's Class A Common Stock held by non-affiliates, as of September 25, 1996, was $73,126,840.50. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of September 25, 1996, was 4,011,358 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 9,200,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page 50
                                 Page 1 of _____

================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX

                                     PART I

                                                                           Page

Item 1.   Business.....................................................      3

Item 2.   Properties...................................................     18

Item 3.   Legal Proceedings............................................     18

Item 4.   Submission of Matters to a Vote of Security Holders..........     18

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................     18

Item 6.   Selected Consolidated Financial Data.........................     18

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................     20

Item 8.   Financial Statements and Supplementary Data..................     32

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................     48

                            PART III

Item 10.  Directors and Executive Officers of the Registrant...........     48

Item 11.  Executive Compensation.......................................     48

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management...................................................     48

Item 13.  Certain Relationships and Related Transactions...............     48

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..........................................     48

SIGNATURES.............................................................     49

                                     PART I
Item 1.  Business

         Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item I, Business." Unless otherwise indicated, references to the "Company" through fiscal 1995 and before the Spin-off refer to the conduct of the business by the Union Division and Union Acceptance Corporation ("UAC") and Subsidiaries as a combined business. References to the "Company" following consummation of the Spin-off by Union Federal Savings Bank of Indianapolis of the Company refer to UAC and Subsidiaries.

Overview

         The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts originated by dealerships affiliated with major domestic and foreign manufacturers. The Company focuses its efforts on acquiring loans on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Prime lending"). The Company also began operating a "Non-prime lending program" in the fall of 1994, to fund loans to borrowers with adequate credit quality who would not qualify for the Company's Prime lending program. The Company's focus, however, remains on Prime lending; Non-prime loan acquisitions accounted for only 3.5% of all loan acquisitions during fiscal 1996. The Non-prime lending program operates within the same dealer network as the Prime lending operations. The Company currently acquires loans in 45 major metropolitan areas in 25 states from over 2,500 manufacturer-franchised auto dealerships nationwide.

         The Company was incorporated in Indiana in December 1993, as a subsidiary of Union Federal Savings Bank of Indianapolis ("Union Federal"), which is a federally-chartered savings bank, and a wholly-owned subsidiary of Union Holding Company, Inc., an Indiana Corporation. Union Federal entered the indirect automobile finance business in 1986. On August 7, 1995, the Spin-off of the Company by Union Federal was consummated concurrently with the Company's initial public offering of 4,000,000 shares of its Class A Common Stock.

         The Company headquarters are located at 250 North Shadeland Avenue, Indianapolis, Indiana, 46219, and its telephone number is (317) 231-6400. See "Item 2, Properties."

Market and Competition

         Based on the Company's knowledge and research with respect to the automobile and finance industry, manufacturer-franchised dealers in the United States sold approximately 16.0 million used automobiles at retail in 1995 at an average price of $11,600 for a total sales volume of approximately $185.6 billion. Based on its knowledge of the industry, the Company believes that dealership finance departments typically originate or direct the origination of approximately 45%, or $83.5 billion in 1995, of the financing of used car loans. The Company believes that it currently funds less than 1.0% of dealer-directed used-car financing in the United States.

         Competition in the field of financing retail automobile sales is intense. The auto finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Providers of retail automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to the dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealerships it serves, the Company competes predominantly on the basis of providing a high level of dealer service (including evening and weekend hours and quick application response time), offering flexible loan terms, and developing strong relationships with dealerships. While the Company seeks to offer rates that are competitive in each of its markets, the Company does not currently seek to compete by offering the lowest rates or by accepting lower quality credit (although its Non-prime lending program competes in a lower credit-quality market segment).

         The Company's competition varies among its geographic markets. In the Prime lending market segment, the Company has experienced its most intense competition in the Midwest, particularly in Indiana and Ohio. The Company's primary competitors for Prime loans are regional banks and the captive finance affiliates of major automotive manufacturers. Competition in the Non-prime sector comes predominantly from independent finance companies.

Dealer Marketing and Service

         The Company has entered into dealer agreements with over 2,500 retail automobile dealers in 45 major metropolitan markets in 25 states. The Company's objective is to enter into dealer agreements with a broad spectrum of large domestic and foreign automotive manufacturer-franchised dealerships in targeted major metropolitan areas. The Company believes that manufacturer-franchised dealerships are most likely to provide the Company with loans that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 3.0% of the Company's loan purchases during the fiscal year ended June 30, 1996.

         The Company's ability to acquire a high volume of Prime loans depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer loan applications to the Company. The Company's marketing and loan purchasing staff emphasizes dealer service and conveniently accommodating dealers' needs for customer financing. The Company believes its loan purchasing operations are structured to be more responsive to these needs than the operations of its competitors.

         The Company believes that by responding rapidly to loan applications it is more likely to be the first financing source to indicate acceptance of a loan and, therefore, is more likely to receive the loan for purchase. With that in mind, the Company has developed the capacity to process a large volume of loan applications rapidly. The Company's average response time to loan applications during fiscal 1996 was under 45 minutes. In June 1996, the Company upgraded its loan application processing system which will further improve application processing efficiencies. The new system is able to handle larger volumes of applications while maintaining rapid response times. Although the Company's loan purchasing process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit buyers are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relations and maximizes loan acquisition volume from individual dealerships. The Company's credit scoring models and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's willingness to offer longer-term loans (with lower monthly payments) and to advance larger amounts (relative to collateral value) to qualified borrowers, especially on used cars, also enhances the dealers' ability to offer desired financing terms to customers. The Company extends loans up to 84 months on new cars and 78 months on used cars. Over 65% of the loans acquired during the year had terms in excess of 60 months.

         The Company has regional or field sales representatives who give the Company a presence in local markets. Company sales representatives generally have auto dealer finance or sales backgrounds and are generally recruited from within the markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to comments and complaints and to explain new programs and forms. A portion of the sales representatives' compensation is commissions based on the volume of loans from their territories that are approved and funded by the Company, and, in some cases, may be based on new dealer agreements obtained in new markets. However, the sales representatives have no authority to approve credit applications.

         When approaching a new dealer, the Company sales representatives explain the Company's programs and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all loan documentation and forms of drafts (which authorized dealer personnel submit for payment of the amount of each purchase). Also, many new dealer agreements include provisions for ACH("Automated Clearing House"). ACH agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of loans originated by the dealers and purchased by the Company. The Company is encouraging the use of ACH payment as opposed to drafts with all of its new dealers, and is making attempts to convert its existing dealer base to ACH as well. Currently, over 25% of the Company's dealers have ACH agreements in place. The Company's representatives train dealer personnel in the proper completion and use of the Company's documentation. The dealer agreement provides the standard terms upon which the Company purchases loans from dealers, contains representations and warranties of the dealer and prescribes the calculation of the Dealer Premium.

Loan Origination and Purchasing

         Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreements and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealer submits the purchaser's application to more than one financing source for review. The dealership finance manager decides which source will finance the automobile purchase based upon the rates being offered, the Dealer Premium, the terms for approval and other factors (such as incentives offered by the lender.) The Company believes that its rapid response to an application coupled with its commitment to dealer service, and flexibility in terms enhances the likelihood that the dealership will direct the loan to the Company, even though the Company may not offer the lowest rate available. See "Item 1. Business -- Market and Competition."

         Generally, on a monthly basis, the Company quotes rates at which it will buy loans from dealers (the "Buy Rate"). Buy Rates are based on several factors including the age of the car and the term of the loan. The Company sets rates generally with a view to maintaining a predetermined spread above the relevant treasury security, based on the weighted average expected life of the loans being acquired. The Company publishes different Buy Rates in different markets depending on its assessment of competitive conditions. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Centralization of loan purchasing at the Company's Indianapolis headquarters enables the Company to assure uniform application of underwriting criteria. It also enables the Company to respond very rapidly to a large volume of loan applications with a high level of efficiency. Upon receiving applications by facsimile transmission, certain data are entered into the Company's computer system and the application is assigned to a credit buyer. The Company's computer system obtains a credit bureau report, applies the Credit Scoring model and generates summary credit analysis for the credit buyer. The credit buyer then analyzes the application data, the summary data, and the credit bureau report and sends a response by facsimile transmission to the dealer.

         Approximately 65% of the Company's credit buyers have prior business experience with auto dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit buyers to visit dealers and their finance managers, both to develop dealer rapport and to maintain awareness of local economic trends. The commission component of a credit buyer's compensation is based on the volume of applications processed, rapid response time, and low rates of overriding credit score rejections of loans, without regard to approval or rejection of the loans.

         The Company's computerized Credit Scoring system utilizes a customized Credit Scoring model developed by an independent firm to evaluate an applicant's credit profile. The Company continually evaluates its scoring methodologies and makes adjustments based on its experience. At the end of fiscal 1996, the Company reevaluated its scorecard model. The scorecard was performing well within management's expectations; however, through this process the Company was able to identify several improvements to the existing model. Additional criteria were identified as strong predictors with respect to credit quality. Management believes that the upgraded version is more powerful and has greater predictive value, and as a result, implemented the new version in all of its markets beginning in July 1996.

         The Company's purchasing philosophy generally focuses on acquiring high quality credits and not solely on generating volume. The quality of the Company's loan purchasing is due in large part to the experience, training and judgment of the credit buyers. While the Company employs computerized Credit Scoring, credit buyers have limited discretion to override the approval indicated by the Credit Scoring system. In addition, the credit buyers have limited discretion, in appropriate circumstances and with the approval of a senior credit buyer, to override the scoring system on the "low side" and accept a loan with an otherwise insufficient score if the borrower's credit history and other credentials justify approval. The prior experience of most of the Company's credit buyers as dealership finance managers is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credits. Management monitors and regularly audits credit buyers' decisions. The Company tracks the delinquency and charge-off rates of all loans purchased by each individual credit buyer.

         Of the 635,057 Prime loan applications received from dealerships in the year ended June 30, 1996, the Company approved approximately 20.7% unconditionally and approximately 15.3% with conditions. Of the approved and conditionally approved loans, approximately 31.1% were ultimately acquired. In fiscal 1996, the Company acquired approximately $994.8 million in Prime loans.

      If the Company approves a loan and is selected to provide the financing, the automobile buyer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company, generally on the Company's form (although the Company acquires some precomputed interest installment sale contracts in California). The retail sales contract includes an assignment of the loan to the Company. In Ohio, because of regulatory provisions, the Company enters into the contract directly with the borrower. In connection with the loan acquisition and the preparation of Company forms, in many states the Company charges the borrower a loan origination fee. The use of generic contracts forms has become more prevalent during fiscal 1996. Dealerships in some markets utilize a generic state-approved contract (as opposed to the Company's contract form). Most of the generic forms do not include provisions for origination fees. When the dealer has completed and mailed the Company's loan documents and taken actions required to perfect the security interest on the vehicle, authorized dealer personnel may complete and remit a Company-supplied draft for payment of the amount financed. Because the Company provides forms of drafts to dealers in advance of particular loan acquisitions, it assumes the risk that such drafts may be used fraudulently, with corresponding loss to the Company. Historically, the Company has not sustained any material losses due to such uses but there is no assurance that such losses will not occur. For dealers that participate in the ACH program, ACH system payments are made only after all loan documentation has been received, and the loan has been recorded on the Company's system. The use of ACH payments greatly reduces the Company's risk of fraudulent draft use, and also presents a cash flow benefit as the loans are not funded until they are booked by the Company. The Company does not utilize dealer drafts in its Non-prime lending program (the "PAC Program").

         Dealers quote loan rates to customers at an average of approximately 1.80% - 2.00% over the Buy Rate. This difference, in most states, represents compensation to the dealership in the form of a Dealer Premium paid by the Company, in addition to the amount financed. See "Glossary." The Dealer Premium is paid to the dealer each month for all loans acquired from the dealer during the preceding month. In most cases, the dealer is paid the entire Dealer Premium in advance, and if the loan is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated and the portion allocated to the remaining scheduled term is reimbursable to the Company as an offset against the premiums to be paid with respect to subsequent loans through the dealer's reserve account. In some cases, the Company may advance only a portion of the Dealer Premium, with an offset against the dealer only if the loan is prepaid or defaults within a limited period of time, regardless of the length of the term. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it pays the dealer a referral fee based on a percentage of the note amount. From time to time the Company may adjust its Dealer Premium payment methods based on management's assessment of the market. The Company does not pay a Dealer Premium to dealers in its PAC Program, as described below. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Geographic Expansion

         The following table sets forth certain information concerning the markets in which the Company is operating or has previously operated its Prime business.

                                                                     Loans Acquired For The                At June 30,1996
                                                                       Twelve Months Ended           -----------------------------
                                                      Date                  June 30,                 Servicing         Number Of
                Market                             Established       1996             1995           Portfolio          Dealers
                ------                             -----------     --------         --------         ---------       -------------
                                                                                (Dollars In Thousands)
Indiana ...................................         Jan-86         $ 38,755         $ 30,148          $ 83,190                 107
Dayton/Cincinnati, OH .....................         Apr-88            9,287           20,662            23,729                 155
Cleveland, OH .............................         Apr-88            6,744            3,324            15,293                  52
Kentucky ..................................         Jan-90              ---              ---             1,253        Discontinued
Columbus, OH ..............................         Sep-90           42,092           36,848            86,096                  67
Phoenix, AZ ...............................         Jun-91           55,955           45,138           107,675                  71
Denver/Colorado Springs, CO ...............         Dec-91           31,984           23,124            48,868                  70
Kansas City, MO/KS ........................         Jan-92           21,075           16,404            45,800                  64
Dallas/Ft. Worth/Lubbock, TX ..............         Jun-92           65,862           59,303           118,959                  84
Minneapolis, MN ...........................         Aug-92               --               --             3,038        Discontinued
Salt Lake City, UT ........................         Sep-92               --               --               168        Discontinued
Oklahoma City/Tulsa, OK ...................         Oct-92           60,022           62,083           114,166                  68
Beaumont/Houston, TX ......................         Dec-92           48,232           48,861            87,765                  75
San Antonio/Austin, TX ....................         Jan-93            3,460           39,080            70,828                  76
Clearwater/Tampa/St. Petersburg, FL .......         Apr-93           35,888           34,542            64,385                  64
Charlotte/Gastonia, NC ....................         Jul-93           60,999           56,217            89,806                  40
Raleigh /Durham/Wilminton, NC .............         Jul-93           23,550           20,445            34,564                  35
Winston/Salem/Hickory, NC .................         Jul-93           28,581           28,564            45,624                  42
St. Louis, MO .............................         Sep-93            7,128            7,982            16,597                  29
Atlanta, GA ...............................         Apr-94           20,151           27,932            33,932                  61
Richmond, VA ..............................         May-94            3,640            2,969             4,836                  26
Norfolk/Virginia Beach, VA ................         May-94           51,221           45,449            69,028                  64
Greenville, SC ............................         Jul-94           10,032            9,697            14,117                  23
Des Moines, IA ............................         Aug-94            5,320            1,812             5,704                   6
Chicago, IL ...............................         Sep-94           83,877           66,683           104,821                 169
Sacramento, CA ............................         Nov-94           17,217           11,723            22,640                  68
Council Bluffs/Omaha, IA/NE ...............         Nov-94            7,307            1,464             7,217                  27
Jacksonville, FL ..........................         Dec-94            7,612            4,967             9,498                  25
Orlando, FL ...............................         Dec-94            5,264            6,082             8,272                  21
West Palm Beach, FL .......................         Dec-94            5,967            7,230             9,677                  44
Albuquerque/Sante Fe, NM ..................         Dec-94           11,492            7,022            13,283                  23
Los Angeles/Bakersfield, CA ...............         Jan-95           75,597           29,422            83,354                 209
Fresno/Modesto/Merced, CA .................         Jan-95            4,676            4,239             6,684                  18
San Francisco, CA .........................         Feb-95           12,490            3,282            10,570                  99
Milwaukee, WI .............................         Apr-95           16,138            2,588            14,542                  62
Green Bay, WI .............................         Apr-95            1,869              ---             1,670                   6
Portland/Vancouver, OR/WA .................         Jun-95           11,469              ---             9,228                  67
Tallahassee, FL ...........................         Jul-95              561              ---               491                   6
Columbia, SC ..............................         Jul-95            2,948              ---             2,497                   8
Seattle, WA ...............................         Jul-95            7,414              ---             6,633                  62
Quad Cities, IA/IL ........................         Sep-95            3,937              ---             3,349                  37
San Diego, CA .............................         Oct-95           19,240              ---            17,060                  82
Savannah/Charleston, GA/SC ................         Nov-95            3,025              ---             2,816                  33
Bethesda (D.C.)/Alexandria, MD/VA .........         Nov-95           19,882              ---            17,702                  72
Baltimore, MD .............................         Jan-96            1,364              ---             1,339                  24
Chattanooga/Knoxville/Memphis/Nashville, TN         Feb-96            6,704            6,599                39
Detroit/Grand Rapids, MI ..................         May-96            2,869              ---             2,859                  28
Pittsburgh/Philadelphia, PA ...............         May-96              317              ---               316                  15
                                                                   --------         --------        ----------               -----
                TOTAL .....................                        $994,834         $766,972        $1,548,538               2,523
                                                                   ========         ========        ==========               =====


      The Company intends to continue its strategy of expanding into new markets. In considering potential markets for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors such as the number of auto registrations and dealerships in the metropolitan area.

      Because the Company is highly centralized, the incremental cost of entering new markets is relatively low and it can enter new markets quite rapidly. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense, if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company formerly purchased loans in cities in Kentucky, Minnesota and Utah but subsequently chose to terminate its operations in these markets. The Company's level of loan acquisitions in particular metropolitan areas may fluctuate significantly over time depending on competitive conditions and other factors in those markets.

Non-prime lending program

      The Company began operating the Non-prime program in the fall of 1994, to fund loans to borrowers with adequate credit quality who would not qualify for the Company's Prime lending program. The Company operates the Non-prime program under the name "Performance Acceptance Corporation (PAC)."

      Non-prime operations, which are centralized at the Company's principal offices, are substantially similar to the Company's Prime lending operations in many respects. The Non-prime program, however, features more extensive credit review and verification. Also, greater emphasis is placed on income and employment stability, the borrower's ability to afford monthly payments and loan-to-value ratios and other collateral-based lending standards. The Company does not offer as prompt a response to Non-prime loan applications as it offers on Prime program applications to permit it to conduct more extensive credit checking. None of the Company's credit buyers are responsible for both Prime and Non-prime loan acquisition in the same market. A loan application rejected for the Company's Prime lending program must be resubmitted by the dealer to the Non-prime program to be reconsidered for purchase. The Company's collection and repossession procedures relating to Non-prime loans provide for more rapid response to late payments, and include additional arrangements in order to facilitate repossessions at an earlier stage of delinquency than is customary in the Prime lending program. The Company, under the name "Performance Acceptance Corporation," commenced Non-prime loan acquisitions in Indiana and has since expanded the Program into 21 of the Company's existing major metropolitan markets at dealerships affiliated with the Company's Prime lending program.

      Of the 85,751 loan applications received from dealerships through the Non-prime program in the year ended June 30, 1996, the Company approved approximately 6.1% unconditionally and approximately 13.3% with conditions. Of the approved and conditionally approved loans, approximately 17.3% were ultimately acquired. In fiscal 1996, the Company acquired approximately $36.0 million in Non-prime loans.

      The Company purchases Non-prime loans at face value at an appropriate interest rate generally in the range of 6.00% to 8.00% above the rate at which it purchases loans in its Prime lending program. The Company expects that Non-prime loans will experience higher default rates than those historically experienced by the Company with respect to its Prime lending operations, but will also earn higher interest rates. The Company does not, however, pay Dealer Premiums to dealers in connection with the acquisition of Non-prime loans, which reduces its cash flow requirements for Non-prime operations. Since September, 1995, Non-prime loan acquisitions have been funded through a separate $50 million Non-prime Warehouse Facility through Performance Funding Corporation ("PFC"), a wholly-owned Company subsidiary. The Company, through its wholly-owned, special-purpose subsidiary, Performance Securitization Corporation ("PSC"), effected its first securitization of Non-prime loans in March 1996. The following table describes the composition of the Company's Non-prime lending servicing portfolio at June 30, 1996:

                                                  Non-Prime Auto Portfolio At June 30, 1996
                                ---------------------------------------------------------------------------
                                                                     Percent of      Weighted
                                Aggregate    Aggregate   Aggregate   Average         Average       Weighted
                                Number of    Principal   Principal   Loan            Remaining     Average
                                 Loans       Balance     Balance     Balance         Term (1)      Rate
                                ---------    ---------   ---------   ---------       ----------    ---------
                                                  (dollars in thousands, except average balances)

New auto / van .......            667        $ 9,943      21.1%      $14,907           62.65        18.63%
Used auto / van ......          3,400        $37,119      78.9%      $10,917           55.23        20.11%
                                -----        -------     -----
   Total .............          4,067        $47,062     100.0%      $11,572           56.79        19.80%
                                =====        =======     =====
Loans held for sale...          1,243        $15,512      33.0%      $12,479           63.28        19.70%
Securitized loans ....          2,824        $31,550      67.0%      $11,172           53.61        19.85%
                                -----        -------     -----
   Total .............          4,067        $47,062     100.0%      $11,572           56.79        19.80%
                                =====        =======     =====

- -----------
(1)  Terms are shown in months.

Loan Processing and Customer Service

     When original loan documents and the dealer's draft (after deposit through the dealer's bank) arrive at the Company's headquarters, they are processed onto the Company's servicing system. In the case of a loan submitted under the ACH program, the original loan documents are received by the Company, and the loan is processed in much the same way as a loan in which the dealer has completed a draft. Once the loan is processed, the Company's computer system triggers an ACH payment to the dealer. The Company's operations computer network interfaces with its loan approval system to retrieve the information entered when the borrower's application was received, saving time on data entry with respect to loan processing. The system transmits new loans daily to the Company's outside data processing servicer. Twice weekly, this servicer sends data on all new accounts to the Company's document service agency which generates payment coupon books and sends them directly to the borrower. Customer payments are sent directly to a lockbox.

     The Company has a separate remote outsourcing agreement with a data processing servicer. Under the agreement, the data processing service conducts a wide array of applications in both batch and on-line modes, and it provides interfacing with a number of Company-developed systems. The service also provides off-site data storage at its data centers. The Company provides much of the hardware to facilitate the on-line transmission of data, which is routed through different data centers to provide redundancy in the event of a power failure.

      The Customer Service Department utilizes an automated voice response system which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. This system directs a total of approximately thirty thousand calls per month. Approximately 40% of the total calls are handled entirely by the automated system. This system provides many efficiencies for the Company and is user-friendly and convenient for customers.

Loan Servicing and Servicing Portfolio

      Under the terms of its Warehouse Facilities and securitization transactions, the Company acts as servicer or subservicer with respect to the related automobile loans. The Company receives monthly servicing fees; the contractual fee, typically one percent per annum on the outstanding principal balance of the securitzed loans, is paid to the Company through the securitized trusts. The Company services the loan pools by collecting payments due from borrowers and remitting payments to the pool trustee in accordance with the terms of the servicing agreement. The Company maintains computerized records with respect to each loan to record all receipts and disbursements and prepares related reports. As servicer, the Company is obligated to monitor collections and collect delinquent accounts and use diligence to obtain current payment of accounts. In addition to these administrative duties, the Company will be obligated as servicer or subservicer of securitization trusts to indemnify the trustee against certain liabilities and replace credit enhancement in the unlikely event of the termination or removal of a letter of credit. In addition to servicing securitized loans, the Company also services a portfolio of Union Federal fixed and variable rate loans on mobile homes, boats and autos, which portfolio was approximately $3.6 million at June 30, 1996.

      At June 30, 1996, the Prime servicing portfolio, including the principal balance of auto loans held for sale and securitized auto loans, was over $1.5 billion in aggregate principal balance. Approximately 73% of the servicing portfolio, as of June 30, 1996, represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's loans consist primarily of simple-interest contracts which provide for equal monthly payments (as well as precomputed loans acquired in California). As payments are received under a simple-interest contract, the interest accrued to date is paid first and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to the expenses of repossession and then to unpaid principal. The following tables describe the composition of the Company's Prime lending servicing portfolio at June 30, 1996.

                                                                  Prime Auto Portfolio At June 30, 1996
                                     -------------------------------------------------------------------------------------------
                                                                       Percent of                     Weighted
                                     Aggregate         Aggregate       Aggregate      Average         Average           Weighted
                                     Number of         Principal       Principal      Loan            Remaining          Average
                                     Loans             Balance         Balance        Balance         Term (1)            Rate
                                                              (dollars in thousands, except average balances)
New auto / van .............         31,491          $  413,675         26.7%        $   13,136         58.1            12.26%
Used auto / van ............        116,231          $1,134,863         73.3%        $    9,764         54.4            13.19%
                                    -------          ----------        -----
   Total ...................        147,722          $1,548,538        100%          $   10,483         55.4            12.94%
                                    =======          ==========        =====
Loans held for sale ........         16,257          $  228,391         14.7%        $   14,049         69.2            13.24%
Other loans serviced(2).....        131,465          $1,320,147         85.3%        $   10,042         53.0            12.89%
                                    -------          ----------        -----
   Total ...................        147,722          $1,548,538        100.0%        $   10,483         55.4            12.94%
                                    =======          ==========        =====

- ------------
(1)  Terms are shown in months.
(2) Amounts include, prime fixed rate auto loans securitized under trusts as well as a small portfolio of prime fixed rate auto loans serviced under agreements with Union Federal (approximately $217,000).

Delinquency, Collection and Repossession

      The Company seeks to maintain low levels of delinquency and net charge-offs first by ensuring and monitoring the integrity of its credit purchasing. The Company tracks the delinquency rate of all loans approved by each credit buyer to provide each credit buyer with an incentive to maintain loan quality. The Company also seeks to limit delinquency and charge-offs through highly automated and efficient collection and repossession procedures.

      The collections area is highly automated and is supported by a separate computerized collections system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent borrowers are contacted by phone, mail and/or telegram. Notices to delinquent borrowers are dispatched automatically by computer when loans are 7 days delinquent. The collections area operates during regular business hours, weekday evenings, and on Saturdays. Consistent with the growth of its servicing portfolio, including its Non-prime program, the Company more than doubled its collection staff during fiscal 1996.

      The Company utilizes an automatic, computer-controlled multiple telephone line system which dials phone numbers of delinquent borrowers from a file of records extracted from the Company's database. The system typically generates 500-1,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if it has reached a live human voice. The Company provides incentive bonuses to its collections personnel based on the volume and promptness of payments collected from delinquent borrowers.

      After delinquent borrowers fail to respond to the Company or to fulfill oral commitments made to bring their loans current, the Company repossesses the automobile securing the loan. Repossessions are effected for the Company by an independent auto auction company which reconditions the repossessed autos and sells them for the Company. For cars repossessed in central Indiana, the Company holds and reconditions the automobiles at an Indianapolis location owned by the Company. It sells these automobiles through a central Indiana auto auction. A number of regulatory considerations affect the timing and manner of repossession and liquidation. See "Item 1.
Business--Regulation."

     The decision to repossess is generally made after a loan is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as bankruptcy or refusal to pay, requiring earlier action. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."

Financing and Sale of Automobile Loans

      Loan Funding. The Company had historically financed the acquisition of automobile loans through short-term funding made available by Union Federal and through the securitization of pools of loans. Since the "Spin-off" in August 1995, the Company relies upon external sources to provide financing for its loan purchases, Dealer Premiums and other ongoing cash requirements. In addition to the net proceeds of the Company's initial public offering and the Senior and Senior Subordinated Notes, the Company utilizes a $350 million Prime Warehouse Facility to provide such funding and a $50 million Non-prime Warehouse Facility to fund Non-prime loan acquisitions. See "Item 7. Management's Discussion and
Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

      Hedging. Because the auto loans purchased by the Company are fixed-rate loans, the Company bears the risk of interest-rate increases during the period between the setting of the Buy Rate for the acquisition of loans and their sale in a securitization transaction. In order to mitigate this risk, the Company employs a hedging strategy in which it executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. The Company's hedging strategy is an integral part of its practice of periodically securitizing loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of hedging risks and related issues.

         Securitizations. The Company sells its loans in securitization transactions to increase the Company's liquidity, to provide for redeployment of capital and to reduce risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to repay amounts owed to short-term financing sources, thereby making such sources available for future loan purchases. The Company currently plans to continue securitizing pools of loans, generally on a quarterly basis. Since 1988, the Company has securitized approximately $3.5 billion in auto loan receivables in 22 public offerings and one private placement of Asset-backed Securities summarized below. In each of the public offerings, the senior Asset-backed Securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Corporation, Moody's Investors Service and Fitch Investors Service, Inc. Such ratings are not recommendations of the rating agencies to invest in the securitizations and may be modified or withdrawn by them at any time.

                           Securitization Transactions

                                                    Remaining Balance     Weighted
                                     Original         at June 30,       Average Loan    Certificate       Gross              Net
          Securitization              Amount              1996              Rate           Rate         Spread (1)       Spread (2)
          --------------              ------              ----              ----           ----         ----------       ----------
                                                         (dollars in thousands)
1996-C UACSC Auto Trust                $310,999           ---              13.26%          6.44%           6.82%            5.11%
1996-B UACSC Auto Trust                $245,102      $229,685              12.96%          6.45%           6.51%            5.58%
1996-A UACSC Auto Trust                $203,048      $171,842              13.13%          5.40%           7.73%            5.68%
1995-D UACSC Auto Trust                $205,550      $162,850              13.74%          5.97%           7.77%            6.04%
1995-C UACSC Auto Trust                $236,410      $162,822              14.08%          6.42%           7.65%            6.12%
1995-B UACSC Grantor Trust             $220,426      $135,812              13.91%          6.61%           7.30%            4.88%
1995-A UACSC Grantor Trust             $173,482       $96,198              13.22%          7.77%           5.45%            3.88%
1994-D UFSB Grantor Trust              $114,070       $58,021              12.51%          7.69%           4.82%            3.91%
1994-C UFSB Grantor Trust              $150,725       $61,106              12.05%          6.77%           5.28%            4.04%
1994-B UFSB Grantor Trust              $142,613       $57,502              10.74%          6.46%           4.28%            3.54%
1994-A UFSB Grantor Trust              $119,960       $39,664               9.98%          5.08%           4.90%            3.60%
1993-C UFSB Auto Trust                 $141,811       $43,596              11.00%          4.88%           6.12%            4.82%
1993-B UFSB Auto Trust                 $212,719       $53,132              11.50%          4.45%           7.05%            5.31%
1993-A UFSB Grantor Trust              $133,091       $23,180              11.49%          4.53%           6.96%            4.96%
1992-C UFSB Grantor Trust              $119,280       $14,684              11.64%          5.80%           5.84%            4.48%
1992-B UFSB Grantor Trust              $116,266        $9,836              12.39%          4.90%           7.49%            5.49%
1992-A UFSB Grantor Trust              $103,619           ---              13.66%          6.70%           6.96%            5.80%
1991-B UFSB Grantor Trust              $106,612           ---              13.64%          7.15%           6.49%            4.94%
1991-A UFSB Grantor Trust              $150,436           ---              12.52%          8.40%           4.12%            2.25%
1989-B UFSB Grantor Trust               $66,469           ---              14.09%        Variable           0.00            2.82%
1989-A UFSB Grantor Trust              $113,080           ---              13.24%          8.75%           4.49%            1.97%
1988 UFSB Grantor Trust                $105,179           ---              12.73%          9.50%           3.23%            1.71%
                                     ----------    ----------
  Total Prime Securitized Trusts     $3,490,947    $1,319,930
1996-1 PSC Grantor Trust (3)            $34,488       $31,550              19.87%          6.87%          13.00%            8.79%
                                     ----------    ----------
       Grand Total...................$3,525,435    $1,351,480
                                     ==========    ==========

- ------------
(1)  Difference between weighted average loan rate and Certificate Rate.
(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing letter of credit and trustee fees, and the hedging gain or loss.
(3) In March 1996, the Company effected its first Non-prime securitization (1996-1 PSC Grantor Trust)

      In securitization transactions, the Company transfers automobile loans to a newly-formed trust, which issues one or more classes of fixed-rate Certificates to investors (the "Certificateholders"). Through the 1994-A Grantor Trust, the Certificates were generally credit-enhanced by a letter of credit from an independent financial institution. The letter of credit provided Certificateholders with additional assurance, to the extent of the amount of the letter of credit, that their receipt of required payments from the pool would not be adversely affected by loan losses. Typically, the letter of credit was obtained in the amount, represented as a percentage of the pool, necessary to obtain the desired investment grade ratings for the Certificates. The Company has subsequently employed the use of subordinated classes of Certificates as a credit enhancement device. Additionally, surety bonds have been utilized as additional credit enhancements in several of the Company's recent securitizations. These credit enhancement features allow the offered
Certificates to achieve the desired investment grade rating. In future securitizations, the Company may employ any of the above devices or may employ alternative credit enhancement devices.

      Gains from the sale of loans in securitization transactions have historically provided a significant portion of the net earnings of the Company and are likely to continue to represent a significant portion of the Company's net earnings. If the Company were unable to securitize loans in a financial reporting period, the Company could incur a significant decline in net earnings for such period. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- General."

      Commencing  with the  1995-A  Grantor  Trust,  the  Company  has  effected
securitizations   through  a  wholly-owned   special-purpose   subsidiary,   UAC
Securitization Corporation. Its Non-prime securitization was effected through Performance Securitization Corporation, also a wholly-owned special purpose subsidiary. In the future, the Company may pursue alternative structures for securitizations, such as an owners' trust structure in which the securitization trust issues both Certificates and debt securities, and the Company will continue to assess other structured financing alternatives which may enable it to fund loans and/or deploy its capital with greater efficiency or at lower cost.

Employees

      The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. Currently, the Company has 337 full-time employees and 33 part-time employees, including 72 full-time and 7 part-time employees in the operations department, 130 full-time and 25 part-time employees in the collection department, 57 full-time employees in loan purchasing and 41 full-time accounting, systems and administrative employees. In addition, the Company had 38 sales representatives who reside and work in the Company's loan purchasing market areas at such date. None of the employees is covered by a collective bargaining agreement.

Regulation

      The  Company's  operations  are subject to  regulation,  supervision,  and licensing under various federal, state and local statutes, ordinances, and regulations. The Company's business operations are conducted primarily in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin and, accordingly, the laws and regulations of such states govern the Company's operations conducted in those states. The Company is required to be, and is, licensed as a sales finance company in Arizona, Florida, Illinois, Maryland, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Pennsylvania and Wisconsin. In Colorado, Indiana, Iowa and Texas, the Company has either filed the necessary notifications or registered to accept assignments of installment sale contracts, and in Ohio, the Company is licensed to make direct loans. As the Company expands its operations into additional states, it will be required to comply with the laws of those states.

         Security Interests in Vehicles. Installment sale contracts such as those purchased by the Company evidence the credit sale of automobiles, light trucks and vans by dealers to obligors. The contracts and the installment loan and security agreements also constitute personal property security agreements and include grants of security interests in the vehicles under the Uniform Commercial Code ("UCC"). Perfection of security interests in the vehicles is generally governed by the motor vehicle registration laws of the state in which the vehicle is located. In the states in which the Company currently purchases loans, a security interest in a vehicle is perfected by notation of the secured party's lien on the vehicle's certificate of title. For loans originally purchased by Union Federal, it is shown as lienholder on the certificate of title. UAFC is generally shown as lienholder on the certificates of title for vehicles securing Prime loans the Company has purchased, while PFC is designated as lienholder for vehicles securing loans purchased through the Non-prime program. The Company's loan documents prohibit the sale or transfer of the financed vehicle without the Company's consent.

         As subservicer for securitizations completed by the Union Division, the Company is obligated to take appropriate steps, at its own expense, to maintain perfection of security interests in financed vehicles. In securitization transactions, the Company assigns its security interest in financed vehicles to the trustee for the securitization trust. Because of administrative inconvenience and expense, amended certificates of title are not obtained reflecting the trustee's interest. It is possible that failure to obtain amended certificates of title could in certain circumstances adversely affect the Company's ability as servicer to recover the collateral value of the vehicle on behalf of the securitization trust. Net Excess Servicing Cash Flows from the securitized pool to the Company could be adversely affected to that extent. The Company has not, however, experienced any significant problems enforcing liens on financed vehicles securing loans it has securitized.

         Under the laws of most states, including all of the states in which the Company purchases loans, the perfected security interest in a vehicle continues for at least four months after a vehicle is moved to a new state. Most states require surrender of a certificate of title to re-register a vehicle. Since UAFC, Union Federal or PFC, as the case may be, will have its lien noted on the certificates of title, in most cases it, as lienholder, will have the opportunity to re-perfect its security interest in the state of relocation. In states that do not require a certificate of title for registration of a motor vehicle, re-registration could defeat perfection. To date, the Company has not experienced any significant problems enforcing its lien on re-registered vehicles.

         Under the laws of most states, liens for vehicle repairs and unpaid taxes take priority over a perfected security interest. Liens for repairs or taxes could arise at any time during the term of a loan without notice to the Company.

         Repossession and Resale. In the event of a default by vehicle purchasers, a self-help repossession remedy is available under the UCC in all states in which the Company purchases loans (except Wisconsin) as long as the repossession can be accomplished without a breach of the peace. In cases where the obligor objects or raises a defense to repossession, or if otherwise required by applicable state law, a court order must be obtained from the appropriate state court.

     In the event of default by the obligor, some jurisdictions require that the obligor be notified of the default and be given an opportunity to cure the default prior to repossession. Generally, the right of reinstatement may be exercised on a limited number of occasions in any one-year period. The UCC and other state laws require the secured party to provide the obligor with reasonable notice of any sale of the collateral. The obligor generally has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid principal balance of the obligation plus reasonable repossession and related expenses and, in some states, reasonable attorneys' fees.

         The proceeds of resale generally are applied first to the expenses of resale and repossession and then to the satisfaction of the indebtedness. If the net proceeds do not cover the amount of the indebtedness, a deficiency judgment may be sought. However, the deficiency judgment would be a personal judgment against the obligor for the shortfall, and a defaulting obligor normally has very little capital or sources of income available following repossession.

         In addition to the laws limiting or prohibiting deficiency judgments, equitable limitations and numerous other statutory provisions including federal bankruptcy laws and related state laws may interfere with or affect the ability of a lender to realize upon collateral or enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the federal bankruptcy law, a court may prevent a lender from repossessing an automobile, or reduce the amount of the secured indebtedness to the market value of the automobile at the time of bankruptcy, leaving the party providing financing as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a contract or change the rate of interest and time of repayment of the indebtedness.

         Consumer Protection Laws. Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code and state motor vehicle retail installment sales acts, retail installment sales acts, and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce automobile loans it purchases.

         The so-called "Holder-in-Due-Course" Rule of the Federal Trade Commission (the "FTC Rule"), the provisions of which are generally duplicated by the Uniform Consumer Credit Code, other state statutes, or the common laws in certain states, has the effect of subjecting a seller (and certain related lenders and their assignees) in a consumer credit transaction and any assignee of the seller to all claims and defenses which the obligor in the transaction could assert against the seller of the goods. Liability under the FTC Rule is limited to the amounts paid by the obligor under the contract, and the holder of the contract may also be unable to collect any balance remaining due thereunder from the obligor. Most of the loans purchased by the Company are subject to the requirements of the FTC Rule. Accordingly, the Company (or the trust to which a loan is assigned in a securitization), as holder of the loan, will be subject to any claims or defenses that the purchaser of the related financed vehicle may assert against the seller of the vehicle. Such claims are generally limited to a maximum liability equal to the amounts paid by the obligor on the loan.

         The laws of certain states grant to the purchasers of vehicles certain rights of rescission under so-called "lemon laws". Under such statutes, purchasers of motor vehicles might be able to seek recoveries from, or assert defenses against, the Company.

         The dealer selling a loan to the Company will warrant that the completion of each loan document and the sale of the vehicle to the borrower complies with all requirements of law in all material respects. Accordingly, if a borrower has a claim against the Company for violation of any law and such claim materially and adversely affects the Company's interest in a loan, such violation often constitutes a breach of the dealer's warranties under the dealer agreement and related assignment and would create an obligation of the dealer to repurchase the loan unless the breach is cured.

GLOSSARY

Asset-backed Securities - A general reference to securities, such as Certificates, that are backed by financial assets, such as automobile loans or leases, credit card or trade receivables, home equity loans or equipment.

Business Transfer - The transfer of certain assets related to the Union Division from Union Federal to the Company and the assumption of certain related liabilities by the Company.

Buy Rate - A rate quoted by the Company to dealers, generally on a monthly basis, at which the Company will buy loans.

Certificates - Asset-backed Securities representing fractional beneficial interests or indebtedness issued to investors by a trust that purchases a pool of loans in a Securitization. Such securities are generally fixed-rate securities payable solely from cash flows from the pooled receivables.

Credit Facilities - Certain external financing arrangements negotiated by the Company with an independent financial institution consisting of a $350 million Warehouse facility (the "Prime Warehouse Facility") to fund the Company's Prime loan acquisitions and a $50 million Non-prime Warehouse facility (the "Non-prime Facility") to fund loan acquisitions through its Non-prime lending program,

Credit Scoring - The process of utilizing standard models in the loan acquisition process to evaluate an applicant's credit profile to arrive at an estimate of the associated credit risk based on statistical evaluation of several common characteristics that bear on credit worthiness and their correlation with credit risk.

Dealer Premium - The amount paid to the dealer for the purchase of a loan above the principal amount financed. In states other than Ohio, the Dealer Premium is based upon the finance charge that would be paid on the loan if it earned interest at a rate equal to the difference between the contract rate and the Company's periodically published buy rate. The difference in rates averages approximately 2%. Dealer Premiums paid to Ohio dealers in the form of referral fees are calculated as the product of the principal amount of the loan and a periodically adjusted referral rate set forth on the Company's rate sheets for loans with similar terms, note rate and age of collateral. All or a portion of a Dealer Premium may be paid in advance at the time the loan is acquired, subject to being charged back against the dealer if that loan prepays or defaults. The Dealer Premium is generally advanced to the dealer in the month following purchase of the loan, creating the Dealer Premium asset. An amortized portion of such advance, depending on the dealer agreement, is recoverable from the dealer if the loan is prepaid or defaults. When loans are sold, the related Dealer Premium is expensed and a Dealer Premium rebate asset is established equal to the estimated amount recoverable from dealers due to prepayments and defaults. Actual rebate experience is analyzed by the Company on a monthly basis.

Excess Servicing - The present value of Future Servicing Cash Flows to be distributed to the Company by a Securitization trust as determined in accordance with Statement of Financial Accounting Standards No. 65 ("SFAS 65"). Excess Servicing represents the present value of Future Servicing Cash Flows earned on each trust as determined in accordance with SFAS 65. Future Servicing Cash Flows represent the difference between the coupon rate on the loans and the pass-through rate to the investors in the securitized pool in excess of a normal servicing fee, typically one percent, and any other continuing costs such as trustee, surety or letter of credit fees. To determine Excess Servicing, the Future Servicing Cash flows are first estimated using an assumed rate of prepayment that is intended to be conservative relative to historical experience and then discounted at a market rate commensurate with the risk associated with this type of investment. Excess Servicing is then reduced by a credit loss provision based upon historical experience and deemed adequate to cover net losses over the life of the trust. The loss provision is calculated using a discount rate commensurate with a risk-free investment of similar maturity in accordance with Emerging Issues Task Force announcement 92-2. Excess Servicing also includes the estimated Dealer Premium Rebates recorded in conjunction with the securitization. Excess Servicing cashflows reduce the Excess Servicing asset over the life of the securitization. The discounted portion of Excess Servicing is accreted to income on a monthly basis. Periodically, the Company reviews the assumptions utilized in determining Excess Servicing. Should the present value of Future Servicing Cash Flows prove to be insufficient to recover the capitalized amount, a charge to servicing income would be made in accordance with SFAS 65. To date the Company has not recorded any such charges. The Company assesses the valuation of the Dealer Premium Rebate component of Excess Servicing monthly. Deficiencies, if any, would be charged against servicing income. Dealer Premium Rebates received in excess of original estimates are recognized as servicing income as received. Excess Dealer Premium Rebates received during fiscal 1996 totaled $2.8 million. Accrued interest through the date of securitization is also classified as a component of Excess Servicing. These amounts represent monies that will be returned to the Company through the securitized trusts.

Future Servicing Cashflows - The difference between the coupon rate paid on securitized loans and the sum of the yield to Certificate holders of a securitized loan pool, an annual servicing fee, typically one percent, and other expenses of the Securitization trust.

Gain on Sales of Loans - The Gain on Sales of Loans is equal to Excess Servicing less any difference between the aggregate principal balance of loans and the net proceeds from the securitization and the prepaid Dealer Premium, adjusted by the gain or loss on related hedging transactions. The securitizations are usually sold at or close to the principal balance of the loans included therein. The costs of securitization consist of issuance expenses and the underwriter's discount.

Non-prime Warehouse Facility - See definition of Credit Facilities, above.

Non-prime lending - The Company's practice of acquiring loans made to borrowers who generally would not be eligible for credit under Prime lending. Loans are acquired from automotive dealers under a dealer agreement that provides for the acquisition of loans at par without provision for payment of any Dealer Premium. A Non-prime borrower is characterized as a borrower with some credit problems in his or her past which have subsequently been resolved and who has reestablished an acceptable payment history. To finance a new or late-model used car, the Non-prime borrower may not qualify for a loan from a captive finance subsidiary, but may access credit through non-traditional finance sources.

Pooling - The accumulation of a group of loans to create a package of receivables for sale through a trust to investors in a Securitization.

Prime lending - The Company's practice of acquiring loans made to borrowers, generally with high quality credit, through an automotive dealer under a dealer agreement that provides for the acquisition of loans at par plus the payment of a Dealer Premium to the dealer. A Prime borrower has a credit history with no or few minor defaults and can finance a new car purchase through a bank, a captive finance subsidiary of an automobile manufacturer or an independent finance company that focuses on Prime credit.

Prime Warehouse Facility - See definition of Credit Facilities, above.

Securitization - The process through which loans and other receivables are pooled and sold to a trust which issues Certificates to investors.

Senior Notes - Unsecured Senior Notes of the Company in the original aggregate principal amount of $110 million due 2002, issued by the Company in connection with the Spin-off and the Company's initial public offering in August 1995.

Senior Subordinated Notes- Unsecured Senior Subordinated Notes of the Company in the aggregate principal amount of $46 million due 2003, issued April 1996.

Spin-off - The pro rata distribution of the 9,200,000 shares of Class B Common Stock formerly held by Union Federal to UHC and from UHC to the shareholders of UHC, immediately prior to consummation of the Company's initial public offering in August 1995.

Spread Account - A cash collateral account or spread account maintained by the trustee of a securitization trust into which Future Servicing Cash Flows are deposited initially, to protect Certificateholders (and any provider of third-party credit enhancement) against credit losses. The terms of the account, which vary with each securitization, state a maximum balance, expressed as a percentage of the current principal balance. Generally, the initial cash deposit, if required, is funded by the Company from the securitization proceeds and is expressed as a percentage of the original balance. The initial deposit amount is typically less than the minimum balance ("floor"). The "floor" amount required is determined based on the original principal balance. Excess Servicing cash flows from the pool of loans, net of credit losses, are credited to the account and retained until the account balance reaches the maximum balance. The Company accrues these cash flows as servicing income and establishes the Spread Account on the balance sheet. Once the maximum balance is attained, excess servicing cash flows and any surplus in the Spread Account are remitted to the Company. Should the interest and principal collected by the trust be less than the required payments to the Certificateholders, the shortfall is funded from the Spread Account and Future Servicing Cash Flows are retained until the maximum balance is reestablished. Any remaining Spread Account balance is released to the Company upon termination of the securitization. There is no recourse to the Company for loan losses beyond the balance in the Spread Account and Future Servicing Cash Flows from the trust.

Union Division - The indirect automobile lending business conducted as a division of Union Federal through fiscal 1994.

Warehouse - A method whereby loans are financed by financial institutions on a short-term basis. In a Warehouse arrangement, loans are accumulated or pooled on a daily or less frequent basis and assigned or pledged as collateral for short-term borrowings until they are sold in a Securitization.

Item 2.  Properties

         The Company's operations are centered in a commercial office building owned by Waterfield Mortgage Company, Inc. ("Waterfield," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of 115,555 square feet under leases with Waterfield. The Company sublets a portion of the building to two other tenants (one of which in Union Federal). In addition, the Company leases a garage of 5,000 square feet for vehicle reconditioning and remarketing, an office of 500 square feet and a 75-car lot located in Beech Grove, Indiana, from an independent party. These facilities are used to recondition and sell the financed vehicles repossessed by the Company in central Indiana.

Item 3.  Legal Proceedings

         The Company is party to litigation in the ordinary course of business, generally involving liability claims by borrowers under the consumer protection laws described above. The Company does not expect any pending proceeding, either individually or collectively, to have a material adverse effect on the Company or its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company commenced its initial public offering of Class A Common Stock on August 7, 1995 concurrently with the Spin-off by Union Federal of the Company. Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 1996:

     Fiscal Year Ended June 30, 1996           High                  Low
     --------------------------------          ----                ---------
     First Quarter                            19  1/2               16
     Second Quarter                           21  1/4               14
     Third Quarter                            17                    11  3/4
     Fourth Quarter                           16  3/4               13  1/2

         As of September 16, 1996, there were 126 holders of record of the Company's Class A Common Stock and 8 persons holding Class B Common Stock of the Company of record. The Company estimates that its Class A Common Stock is owned beneficially by approximately 2,100 persons. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

         The Company currently intends to retain earnings for use on the operation and expansion of its business and therefore does not anticipate paying cash dividends on Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Senior and Senior Subordinated Notes limit distributions to shareholders.

Item 6.  Selected Consolidated Financial Data

The following table sets forth certain selected financial information reflecting the operations and financial condition of the Company for each year in the five year period ended June 30, 1996. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein.

                                                                                      Year Ended June 30,
                                                              ------------------------------------------------------------------
                                                                  1996          1995          1994          1993          1992
                                                              ----------    ----------    ----------    ----------    ----------
                                                                                    (dollars in thousands)
Income Statement Data:
Interest income ...........................................   $   34,160    $   18,638    $   14,260    $   11,378    $    8,997
Interest expense(1) .......................................       22,275        12,961         7,769         7,177         7,227
                                                              ----------    ----------    ----------    ----------    ----------
  Net interest margin .....................................       11,885         5,677         6,491         4,201         1,770
Provision for credit losses ...............................        2,875         1,074           484           436           626
                                                              ----------    ----------    ----------    ----------    ----------
                                                                   9,010         4,603         6,007         3,765         1,144

Gain on sales of loans ....................................       30,357         8,684         4,643         5,502         7,293
Servicing fees, net .......................................       16,926        14,628        11,570         7,149         3,988
Other revenue .............................................        3,096         2,783         2,735         1,995         1,695
                                                              ----------    ----------    ----------    ----------    ----------
     Total revenues .......................................       59,389        30,698        24,955        18,411        14,120

Operating expenses ........................................       23,841        14,913         8,995         7,055         5,331
                                                              ----------    ----------    ----------    ----------    ----------
  Earnings before provision for income taxes ..............       35,548        15,785        15,960        11,356         8,789
  Provision for income taxes ..............................       14,406         6,396         6,384         4,542         3,516
                                                              ----------    ----------    ----------    ----------    ----------
     Net earnings .........................................   $   21,142    $    9,389    $    9,576    $    6,814    $    5,273
                                                              ==========    ==========    ==========    ==========    ==========

Operating Data:
Prime auto receivables acquired ...........................   $  994,834    $  766,972    $  614,627    $  435,227    $  252,223
Non-prime auto receivables acquired .......................       36,030        21,511            --            --            --
Marine receivables acquired ...............................           50            --            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total receivables acquired (dollars 000's) ...........   $1,030,914    $  788,483    $  614,627    $  435,227    $  252,223

Prime auto receivables acquired ...........................       71,070        58,409        49,307        38,360        25,327
Non-prime auto receivables acquired .......................        2,870         1,770            --            --            --
Marine receivables acquired ...............................            6            --            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total receivables acquired (number of loans) .........       73,946        60,179        49,307        38,360        25,327

Prime auto loans securitized ..............................   $  890,110    $  658,703    $  617,103    $  368,638    $  210,231
Non-prime auto loans securitized ..........................       34,488            --            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total auto loans securitized .........................   $  924,598    $  658,703    $  617,103    $  368,638    $  210,231

Ratio of operating expenses as a % of
  average servicing portfolio .............................         1.73%         1.49%         1.21%         1.42%         1.47%
Servicing fees, net, as a % of operating
  expenses ................................................         71.0%         98.1%       128.60%       101.30%        74.80%

Prime net losses as a % of avg. servicing portfolio .......         1.58%         1.36%         0.69%         0.64%         0.85%
Non-prime net losses as a % of avg. servicing portfolio ...         2.37%         2.97%          N/A           N/A           N/A

Prime delinquencies of 30 days or more as a
     % of servicing portfolio (at period end) .............         1.84%         1.40%         1.40%         0.93%         1.16%
Non-prime delinquencies of 30 days or more as a
     % of servicing portfolio (at period end) .............         3.35%         1.25%          N/A           N/A           N/A


At June 30,                                                      1996          1995          1994          1993          1992
                                                              ----------    ----------    ----------    ----------    ----------
                                                                                     (dollars in thousands)
Balance Sheet Data(2):
Loans, net ................................................   $  259,290    $  201,022    $   96,101    $  134,678    $   98,823
Excess servicing ..........................................       83,434        60,662        41,265        31,575        17,970
Spread accounts ...........................................       63,590        57,414        37,333        24,052        17,649
Total assets ..............................................      451,195       349,283       181,516       196,242       139,163
Due to Union Federal ......................................           --       338,958       177,577       171,896       125,199
Amounts due under warehouse facilities ....................      187,756            --            --            --            --
Long-term debt ............................................      156,000            --            --            --            --
Total shareholder equity(3) ...............................       78,624             2             2            --            --

Other Data:
Prime auto servicing portfolio ............................   $1,548,538    $1,159,349    $  843,245    $  581,858    $  393,826
Non-prime auto servicing portfolio ........................       47,062        19,858            --            --            --
Other receivables serviced ................................        3,470         5,203            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total servicing portfolio ............................   $1,599,070    $1,184,410    $  843,245    $  581,858    $  393,826

Average Prime auto servicing portfolio ....................    1,343,770       982,875       744,149       496,758       362,991
Average Non-prime auto servicing portfolio ................       33,124         9,448            --            --            --
Other receivables average servicing portfolio .............        4,222         6,643            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total average servicing portfolio ....................   $1,381,116    $  998,966    $  744,149    $  496,758    $  362,991

Number of Prime auto loans serviced (at period end) .......      147,722       117,837        91,837        71,301        56,403
Number of Non-prime auto loans serviced (at period end) ...        4,067         1,687            --            --            --
Number of Other loans serviced (at period end) ............          543           836            --            --            --
                                                              ----------    ----------    ----------    ----------    ----------
     Total number of loans serviced (at period end) .......      152,332       120,360        91,837        71,301        56,403

Number of dealers .........................................        2,523         1,604           884           831           648
Number of employees (full-time equivalents) ...............          313           215           142           115            93

- -------------
(1) Interest expense for the years ended June 30, 1992, 1993, 1994 and 1995, was based upon the average monthly balance "Due to Union Federal" at Union Federal's all-inclusive cost of funds.

(2) All balance sheet amounts, except the amounts "Due to Union Federal", represent actual recorded assets and liabilities of the Company's business. The amount Due to Union Federal includes division funding by Union Federal as well as inter-company funding.

(3) The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company are transferred to Union Federal through the Due to Union Federal account at June 30, 1992, 1993, 1994, and 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item 1. Business."

General

         The  Company  derives  substantially  all  of  its  earnings  from  the purchase, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the purchase of loans prior to securitization, the Company utilizes revolving warehouse credit facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes excess servicing as an asset. Excess servicing cashflows are received over the life of the related securitization. See the "Glossary" for definitions of accounting terms pertaining to securitizations.

         The following table illustrates changes in the Company's total loan acquisition volume and information with respect to Gain on Sales of Loans and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 14 of the Consolidated Financial Statements.

                                 Selected Quarterly Financial Information
                               Quarters in the Fiscal Year ended June 30, 1996
                            -----------------------------------------------------
                                First        Second        Third          Fourth
                             ---------     ---------    -----------    -----------
                                            (dollars in thousands)
Loans acquired ..........   $  239,794    $   205,686     $  256,510    $  328,924

Gain (loss) on Sales
     of Loans ...........        6,724          8,483          7,760         7,390
Servicing portfolio
     at period end ......    1,278,805      1,344,914      1,445,517     1,599,070

Selected
Securitization Data:              1995-C        1995-D   1996-A/1996-1      1996-B
Original amount .........      236,410        205,550    203,048/34,488    245,102
Weighted avg ............
     loan rate ..........        14.08%         13.74%     13.13%/19.87%     12.96%
Certificate rate ........         6.42%          5.97%       5.40%/6.87%      6.45%
Gross spread (1) ........         7.65%          7.77%      7.73%/13.00%      6.51%
Net spread (2) ..........         6.12%          6.04%       5.68%/8.79%      5.58%

                                                      1995
                            -----------------------------------------------------
                                First        Second        Third          Fourth
                             ---------     ---------    -----------    -----------
                                            (dollars in thousands)
Loans acquired ..........   $   145,695    $ 154,441    $  251,596    $   236,751

Gain (loss) on Sales
     of Loans ...........         1,336        1,208         1,181          4,959
Servicing portfolio
     at period end ......       894,559      947,549     1,081,788      1,184,410

Selected
Securitization Data:           1994-C       1994-D(4)    1995-A           1995-B
Original amount .........    $ 142,444     $ 122,351    $   173,482    $   220,426
Weighted avg ............
     loan rate ..........        12.04%        12.49%         13.22%        13.91%
Certificate rate ........         6.78%         7.63%          7.77%         6.61%
Gross spread (1) ........         5.26%         4.86%          5.45%         7.30%
Net spread (2) ..........         4.04%         3.92%          3.88%         4.88%

- -----------
(1)  Difference between weighted average loan rate and Certificate Rate.

(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing surety bond and trustee fees, and hedging gains or losses.

(3) Two securitizations were effected in the third quarter of fiscal 1995 - UACSC 1996-A (Prime) and PSC 1996-1 (Non-prime).

(4) Includes $8.28 million in prefunding under the 1994-C Grantor Trust transferred in the second quarter of fiscal 1995.

         Acquisition Volume. The Company currently acquires loans in 45 major metropolitan areas in 25 states from over 2,500 manufacturer-franchised auto dealerships. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Loan acquisitions continue to be stronger than in corresponding periods of prior fiscal years. Loan acquisition volume remained relatively level between the third quarter of fiscal 1995 and the third quarter of fiscal 1996, but experienced a large increase in the fourth quarter of fiscal 1996. Although the Company continued its market expansion throughout the fiscal year, it has also made some strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its existing markets. This strategy was employed in order to improve the average quality of the contracts being purchased. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

         The Company's loan acquisitions increased 30.7% to $1,030.9 million for the year ended June 30, 1996, from $788.5 million in fiscal 1995. The increase resulted primarily from improved market penetration in many markets as well as the Company's continued geographic expansion. Additionally, growth in the Non-prime business contributed to overall loan acquisition growth. Non-prime loan acquisitions totaled $36.0 million for the year ended June 30, 1996, compared to $21.5 million fiscal 1995. The Company's servicing portfolio increased 35.0% to nearly $1.6 billion at June 30, 1996, compared to $1.2 billion at June 30, 1995. Serviced loans increased as a result of the increased loan acquisition volume in excess of loan repayments. The volume of loans sold in securitizations increased to $924.6 million for the year ended June 30, 1996, from $658.7 million for the prior year. The increased volume of loans securitized is a result of both the increased volume in Prime loan acquisitions and the securitization of the Non-prime portfolio in the third quarter of fiscal 1996.

         Gross and Net Spreads. Market interest rates have been lower in fiscal 1996 as compared to the corresponding periods of fiscal 1995. Market rates experienced a downward trend beginning in the fourth quarter of fiscal 1995 through the third quarter of fiscal 1996. Rates began to rebound in the third and fourth quarters of fiscal 1996; however, still lower than those in the prior year. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, the decrease in market rates throughout most of fiscal 1996 resulted in improved net spreads on the Prime securitizations compared to the same periods of fiscal 1995. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Prime loan rates also decreased steadily over the first three quarters. Despite decreasing Prime loan rates, the gross spreads were stronger in the first three quarters of fiscal 1996 than in corresponding periods of fiscal 1995 due to the downward-moving market rates. Fourth quarter gross spreads were adversely affected by a sharp increase in market rates; however, the Company's hedging strategy preserved the net spread on the fourth quarter securitization. Although the market (Certificate) rate rose by 105 basis points from the third to fourth quarter, the net spread decreased only slightly to 5.58% compared to 5.68% in the third quarter. Net spreads have experienced slight compressions throughout the fiscal year. However, the net spreads are significantly higher than those in fiscal 1995. The Company realized a net spread of 8.79% on its first Non-prime securitization effected in March 1996.

     Looking ahead, management is currently targeting net spreads of 5.00% to 5.50% on Prime securitizations (assuming a pricing spread for Asset-backed Certificates over the two-year treasury note of 50 basis points) for fiscal 1997. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate that the net spread targets can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for Asset-backed Securities generally, and for Certificates representing interests in Securitizations sponsored by the Company. See -- "Discussion of Forward-Looking Statements," below.

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

Results of Operations

         The following table illustrates the Company's financial results for the past eight fiscal quarters. More complete earnings information can be found in the Consolidated Financial Statements and the Notes thereto.


                                                                 Selected Quarterly Financial Information
                                                                 Quarters in the Fiscal Year ended June 30,
                                    -----------------------------------------------------------------------------------------------
                                                        1996                                                1995
                                    ------------------------------------------          -------------------------------------------
                                     First       Second      Third      Fourth            First      Second       Third      Fourth
                                    -------     -------     ------      ------          --------     ------      -------     ------
                                                                         (dollars in thousands)
Interest on loans ............      $6,946      $7,232      $6,732      $7,802           $2,476      $2,503      $4,072      $5,651
Interest on spread
      accounts and
      restricted cash.........       1,370       1,386       1,317       1,375              734         866       1,068       1,268
Interest expense .............       5,289       5,556       5,359       6,071            2,257       2,590       3,733       4,381
Provision for
      credit losses ..........       1,150         300         600         825             0.00         160         304         610
Gain on sales
      of loans ...............       6,724       8,483       7,760       7,390            1,336       1,208       1,181       4,959
Servicing fees, net ..........       3,966       2,584       4,796       5,580            3,275       3,193       4,288       3,872
Other revenues ...............         750         724         798         824              650         632         768         733
Operating expenses ...........       4,719       5,602       6,658       6,862            3,230       3,431       3,503       4,749
Net earnings .................      $5,116      $5,246      $5,313      $5,467           $1,774      $1,320      $2,284      $4,011


Years Ended June 30, 1996 and 1995

         Net Interest Margin. Net interest margin increased 95.7% to $9.0 million for the year ended June 30, 1996, compared to $4.6 million for fiscal 1995. Increased Prime loan volume, growth in the Non-prime portfolio, and modification of the securitization structure during fiscal 1996 contributed to increased net interest margin.

          Interest on Loans. Interest on loans increased 95.3% to $28.7 million for the year ended June 30, 1996, compared to $14.7 million for last year. The increase in interest income resulted, in part, from an increase in the average monthly balance of loans held for sale to $186.6 million for the year ended June 30, 1996, from $127.1 million for fiscal 1995, which was a result of increased loan acquisitions during the year. The Non-prime portfolio also contributed to the increase in interest income. The Company carried an average of over $22.2 million in Non-prime receivables held for sale during the year which produced over $4.4 million in interest income. Further, the current method with respect to securitization structure has increased the amount of interest income recognized relative to prior periods. The change in the securitization structure has significantly impacted both interest income and servicing fees, net. All of the fiscal 1996 Prime securitizations were structured such that the Company continued to earn interest income from the cut-off date through the closing date (approximately 13-22 days), and therefore, earned servicing fees only after the closing date. In all previous securitizations, the Company began earning servicing fees beginning on the cut-off date. As a result, the Company reports more interest income and less servicing fee income, and records a lower gain on sale. An estimated additional $6.1 million in interest on loans was recognized during fiscal 1996, due to the new securitization structure. The structure was altered in accordance with provisions of the agreements evidencing the Prime Warehouse Facility and the Non-prime Warehouse Facility, which require that the Company collect and remit interest on loans from cut-off date to closing of a securitization transaction to the warehouse provider. The Company continues to pay interest on the amount financed with respect to warehoused loans until closing.

         Interest Earned on Spread Accounts and Restricted Cash. Interest earned on Spread Accounts and Restricted Cash increased 38.4% to $5.4 million for the year ended June 30, 1996, compared to $3.9 million for the year ended June 30, 1995. The increase is a result of increased average balances due to additional securitizations during the year. The average balance of these accounts were $108.8 million in fiscal 1996, compared to $68.2 million in fiscal 1995. Earnings on spread accounts relative to the growth in the securitized servicing portfolio were somewhat decreased as a result of the structuring of the fiscal 1996 securitizations whereby additional credit enhancements were utilized in lieu of initial spread account deposits. Additionally interest earned on these accounts were somewhat lower in fiscal 1996 compared to fiscal 1995 as market rates of interest declined throughout the latter half of fiscal 1995 and the first half of fiscal 1996.

          Interest Expense. Interest expense increased 71.9% to $22.3 million for the year ended June 30, 1996, from $13.0 million for the year ended June 30, 1995. The increase was a result of both an increased average cost of funds, and increased average outstanding borrowings. The average cost of funds increased to 7.72% for the year ended June 30, 1996, from 5.60% for the year ended June 30, 1995. The increase in cost of funds is a result of the Company obtaining alternative financing sources after its Spin-off from Union Federal in August of 1995. Included in current year interest expense is the amortization of upfront borrowing fees paid in conjunction with the establishment of the Prime and Non-prime Warehouse Facilities ("Warehouse Facilities"). The agreements provided for an initial term of one year, and must be renewed annually; therefore, the total upfront fees paid to establish the Facilities were amortized during fiscal 1996. Upfront fees related to the Warehouse Facilities totaled approximately $1.5 million. The fees paid to secure the Warehouse Facilities are non-recurring in nature; the renewal of such agreements do not require the payment of additional fees. Average outstanding borrowings increased to $288.4 million for the year ended June 30, 1996, from $231.4 million for the year ended June 30, 1995.

         Provision for Credit Losses. Provision for credit losses increased to $2.9 million for the year ended June 30, 1996, compared to $1.1 million for the year ended June 30, 1995. A large portion, $1.1 million, of that provision was related to the newer Non-prime portfolio. The additional provision related to the Non-prime portfolio is a result of both the time period the Non-prime portfolio is held prior to securitization, as well as the increased level of credit risk associated with the Non-prime loans as compared to the Prime loans. Management believes that the provision represents conservative estimates of potential losses on loans held for sale.

     Gain on Sales of Loans. Gain on Sales of Loans increased 249.6% to $30.4 million for the year ended June 30, 1996, from $8.7 million for fiscal 1995. The increase in gain was mainly due to improved net spreads as well as increased volume of Prime loans securitized. The weighted average loan rate on the Prime securitized loans was 13.48% while the weighted average certificate rate was 6.09%. The weighted average gross and net spreads on the fiscal 1996 loan sales were 7.38% and 5.85%, respectively, compared to 5.92% and 4.26% fiscal 1995. These spreads earned the Company a $29.5 million gain in 1996 after net hedging losses of approximately $2.6 million. The Company securitized $890.1 million in Prime loans and $34.5 million in Non-prime loans in fiscal 1996, compared to $658.7 million in Prime loans in fiscal 1995. Additionally, the Company completed its first Non-prime securitization during the third quarter of 1996. Approximately $34.5 million in Non-prime automobile receivables were securitized in a private placement that earned the Company nearly $850,000 after a $112,000 hedging loss. The weighted average loan rate on the Non-prime portfolio securitized was 19.87% while the weighted average certificate rate was 6.87%. The gross and net spreads on the sale were 13.00% and 8.79%, respectively.

         Servicing Fees, Net. Servicing fees increased 15.7% to $16.9 million for the year ended June 30, 1996, compared to $14.6 million for the year ended June 30, 1995. Although the average securitized portfolio has increased significantly, servicing fees have not. Servicing fees, net as a percentage of the average securitized servicing portfolio decreased to 1.42% for fiscal 1996, from 1.71% in fiscal 1995. The decrease in servicing fees relative to the average securitized portfolio resulted primarily from the modified securitization structure, as discussed above. Servicing fees on all fiscal 1996 Prime securitizations were not earned until after the closing date of the securitization transaction. The net effect is that interest on loans was earned for an additional 13-22 days, and servicing fee income was not earned for 13-22 days for each of the fiscal 1996 Prime securitizations. Additionally, the Company recognized somewhat smaller gains under this structure. Because additional interest income was earned on the loans to be securitized, those loans will generate lower Future Excess Servicing Cashflows after the securitization. The net present value of these future cash flows is recorded as an Excess Servicing asset as a component of the gain calculation.

         The Company's ratio of servicing fees, net to operating expenses was 71.0% and 98.1% for the years ending June 30, 1996, and 1995, respectively. Although the securitization structure discussed above impacted this ratio, the growth of the Non-prime program has also impacted this ratio. Because the Non-prime receivables had not been securitized until recently (March 1996), the Company earned no servicing fees on this portfolio. The impact of the additional costs to acquire and service these loans were offset by increased interest spreads earned on the Non-prime portfolio. Increased salaries and benefits also affected this ratio. The Company has added significantly to its collections staff over the past several quarters in response to and in anticipation of continued growth in the servicing portfolio. Additional support staff in systems and accounting have also been added, as well as additional levels of management needed to support the Company's growth.

         Other Revenues. Other revenues increased 11.2% to $3.1 million for the year ended June 30, 1996, from $2.8 for the year ended June 30, 1995. The increase for the year resulted primarily from increases in late charge fee income.

         Salaries and Benefits Expense. Salaries and benefits increased 81.0% to $12.0 million for the year ended June 30, 1996, from $6.6 million for the year ended June 30, 1995. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1996, were 270 compared to 169 for the year ended June 30, 1995. The Company has experienced growth in credit, sales and operations, collections, and support. These increases are in response to, and in anticipation of continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to increased profitability-based incentives during the year ended June 30, 1996.

         Other Expense. Other expense increased 43.0% to $11.9 million for the year ended June, 1996, from $8.3 million for the year ended June 30, 1995. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the year ended June 30, 1996, compared to the year ended June 30, 1995. Occupancy and equipment costs were increased as a result of the Company's move to its new headquarters in fiscal 1996. The employee growth experienced by the Company required both additional square footage and furniture and equipment. The Company also updated its phone system in conjunction with the move to its new headquarters. The Company obtained new equipment through an operating lease, and implemented a voice messaging system. The Company also replaced its collections system, incurring a loss on the disposal of the former system. Additionally, increased telephone usage resulting from an increase in collections staff and collection hours contributed to increased office expense.

         Net Earnings. Net earnings more than doubled to $21.1 million for the year ended June 30, 1996, compared to $9.4 million for the year ended June 30, 1995.

Years Ended June 30, 1995 and 1994

     The Company's total loan acquisition volume increased 28.3% to $788.5 million for the year ended June 30, 1995, from $614.6 million for the year ended June 30, 1994. The increases resulted primarily from the Company's geographic expansion. Additionally, the Company generated $21.5 million in Non-prime loan acquisitions. The Company's total servicing portfolio increased 40.5% to nearly $1.2 billion at June 30, 1995, from $843.2 million at June 30, 1994. Serviced loans increased as a result of the increased loan acquisition volume in excess of loan repayments. The volume of loans sold in securitizations increased to $658.7 million for the year ended June 30, 1995, from $617.1 million for the year ended June 30, 1994.

     Net Interest Margin. Net interest margin decreased 32.4% to $4.6 million for the year ended June 30, 1995 from $6.0 million for the year ended June 30, 1994.

     Interest on Loans. Interest on loans increased 17.5% to $14.7 million for the year ended June 30, 1995, from $12.5 million for the year ended June 30, 1994. The increase resulted primarily from an increase in the weighted average yield on the loans to 11.51% for the year ended June 30, 1995, from 10.14% for the year ended June 30, 1994.

     Interest Expense. Interest expense increased to $13.0 million in fiscal 1995 from $7.8 million in 1994. The increase was attributable to an increase in the average balance due to Union Federal to $231.4 million in fiscal 1995, from $174.2 million in fiscal 1994, and an increase in the average cost of funds to 5.60% in fiscal 1995 compared to 4.46% in fiscal 1994.

     Gain on Sale of Loans. Gain on Sale of Loans increased 87.0% to $8.7 million for the year ended June 30, 1995, from $4.6 million for the year ended June 30, 1994. The increase was attributable to increased gross spreads. The weighted average gross spread for the securitizations during the year ended June 30, 1995, increased to 5.92% from 5.78% for the securitizations during the year ended June 30, 1994. The volume of loans sold in the year ended June 30, 1995, increased as compared to the year ended June 30, 1994. Approximately $41.6 million or 6.3% more loans were sold during the year ended June 30, 1995, as compared to the year ended June 30, 1994.

     Servicing Fees. Servicing fees increased 26.4% to $14.6 million for the year ended June 30, 1995, from $11.6 million for the year ended June 30, 1994. The increase in servicing fees resulted from an increase in the average securitized loan balances outstanding to $855.2 million for the year ended June 30, 1995, from $589.0 million for the year ended June 30, 1994.

     Other Revenues. Other revenues increased slightly to $2.8 million for the year ended June 30, 1995, from $2.7 million for the year ended June 30, 1994. The increase resulted primarily from an increase of $110,000 in late charges.

     Salaries and Benefits Expense. Salaries and benefits increased 52.6% to $6.6 million for the year ended June 30, 1995 from $4.3 million for the year ended June 30, 1994. This increase resulted primarily from an increase in average FTE's to 169 for the year ended June 30, 1995 from 111 for the year ended June 30, 1994.

     Other Expense. Other expense increased 78.1% to $8.3 million for the year ended June 30, 1995, from $4.7 million for the year ended June 30, 1994. The increase was partially due to an $800,000 non-recurring charge for commitment fees and legal expenses relating to a secured borrowing facility, which was being negotiated and was intended to provide funding for the Excess Servicing and Spread Account assets. The Company was able to obtain financing for such assets on more favorable terms through the private placement of Senior Notes due 2002 and, as a result, terminated negotiations for such secured credit facility. The increase was also due to increases in credit report fees, service bureau expenses and other expenses associated with loan purchasing and servicing.

     Net Earnings. Net earnings decreased to $9.4 million for the year ended June 30, 1995, from $9.6 million for the year ended June 30, 1994.

Delinquency and Credit Loss Experience

         Set forth below is certain information concerning the experience of UAC pertaining to delinquencies, and net losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency, and net loss experience on the receivables will be comparable to that set forth below.

                                                                   Prime Delinquency Experience
                                                                           At June 30,
                               --------------------------------------------------------------------------------------------------
                                            1996                              1995                                1994
                               ---------------------------         --------------------------         ---------------------------
                                                                    (Dollars in thousands)
                                 Number of                          Number of                          Number of
                                  Loans          Amount              Loans          Amount               Loans            Amount
                                  -----          ------              -----          ------               -----            ------

Servicing portfolio ..........  147,722        $1,548,538           117,837        $1,159,349            91,837        $  843,245
Delinquencies
     30-59 days ..............    1,602            17,030             1,169            12,097               907             8,389
     60-89 days ..............      694             7,629               377             4,124               213             2,118
     90 days or more .........      333             3,811                --                --               137             1,324
Total delinquencies ..........    2,629            28,470             1,546            16,221             1,257            11,831
Total delinquencies
    as a percent of
    servicing portfolio.......     1.78%             1.84%             1.31%             1.40%             1.37%             1.40%

         As indicated in the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over increased to 1.84% at June 30, 1996 from 1.40% at June 30, 1995 for the Prime lending portfolio. The primary reason for the increase in delinquencies is that the Company changed the way that it measures and reports delinquencies beginning with the quarter ended September 30, 1995. Beginning with such quarter, the Company began to include in the delinquency calculations the accounts of customers who had filed for personal bankruptcy, but whose cases have not been resolved. Previously, these accounts were not included in the delinquency figures, since the Company could not take any action to rectify them until the bankruptcy court resolved each case. If the historical methods of measuring and reporting delinquencies had been used, the Company estimates that the June 30, 1996 delinquency rate would have been approximately 1.46%.

                                         Non-prime Delinquency Experience
                                                  At June 30,
                              ------------------------------------------------
                                       1996                         1995
                              --------------------        --------------------
                                            (Dollars in thousands)
                              Number of                   Number of
                                Loans       Amount         Loans        Amount
                                -----       ------         -----        ------
Servicing portfolio .........  4,067       $47,062         1,687       $19,858
Delinquencies
     30-59 days .............     94         1,120            18           215
     60-89 days .............     40           455             1            17
     90 days or more ........     --            --             1            17
Total delinquencies .........    134       $ 1,575            20       $   249
Total delinquencies
    as a percent of
    servicing portfolio......   3.29%         3.35%         1.19%         1.25%


         Non-prime portfolio delinquency was 3.35% based on outstanding loan balances of accounts 30 days past due and over at June 30, 1996, compared to 1.25% at June 30, 1995. The Company began acquiring Non-prime loans in October 1994. The increase is consistent with management's expectations, and the somewhat greater credit risk associated

         The following tables set forth information concerning the Company's experience pertaining to gross charge-offs, recoveries and net losses for its servicing portfolio. There is generally no recourse to dealers under any of the terms of the loans in the servicing portfolio, except to the extent of representations and warranties made by dealers in connection with such loans.

                                                       Prime Credit Loss Experience
                                                         For the year ended June 30,
                              -----------------------------------------------------------------------------
                                        1996                      1995                         1994
                              ---------------------      ----------------------       ---------------------
                                Number                    Number                       Number
                               of Loans     Amount       of Loans       Amount        of Loans      Amount
                              ---------  ----------      --------      --------       --------    ----------
                                                         (Dollars in thousands)
Avg. servicing
   portfolio ...........      132,363    $1,343,770       104,455    $  982,875        83,673    $  744,149

Gross charge-offs ......        3,663        40,815         3,493        28,628         1,404        12,094
Recoveries .............                     19,543                      15,258                       6,946
                                         ----------                  ----------                  ----------
Net losses .............                     21,272                      13,370                       5,148
                                         ==========                  ==========                  ==========
Gross charge-offs
   as a % of avg .......
   servicing portfolio .         2.77%         3.04%         3.34%         2.91%         1.68%         1.63%
Recoveries as a %
    of gross charge-offs                      47.88%                      53.30%                      57.43%
Net losses as a %
    of avg. servicing
    portfolio ..........                       1.58%                       1.36%                       0.69%

         As indicated in the table above, credit losses as a percentage of the average Prime servicing portfolio increased to 1.58% for the year ended June 30, 1996, compared to 1.36% for the year ended June 30, 1995. The primary reason for the recent rise in credit losses and a contributing factor in the increase in delinquencies is the loans the Company acquired during 1994 and early 1995 which have proven to be of lower credit quality than loans the Company acquired prior to 1994 and after the first quarter of fiscal 1995. The Company has determined that many of these lower quality loans resulted from "low-side overrides" which are loans made to customers whose credit scores were below the Company's minimums, but which were made as a result of the credit analyst's judgment that the loans were acceptable. The low side override loans have had higher rates of delinquency and loss. Credit analyst discretion for making low side override loans has been reduced. The Company also believes that the actual mix of loans purchased during 1994 may have been of somewhat lower average credit quality as a result of competitive pricing pressures which permitted higher quality borrowers to obtain lower cost loans from others. Loans made during this period are nearing the end of the peak period for delinquencies and credit losses which the Company believes to be nine to sixteen months from the date of closing.


                                    Non-prime Credit Loss Experience
                                    For the year ended June 30,
                            ----------------------------------------------------
                                    1996                        1995
                            -------------------         ------------------------
                             Number                      Number
                            of Loans    Amount          of Loans     Amount
                            --------    ------          --------     ------
                                        (dollars in thousands)
Avg. servicing
   portfolio ...........    2,869      $33,124            797       $ 9,448
Gross charge-offs ......      136        1,455             27           333
Recoveries .............                   670                          146
                                         -----                        -----
Net losses .............                   785                          187
                                         =====                        =====
Gross charge-offs
   as a % of avg .......
   servicing portfolio .     4.74         4.39%          5.08%         5.29% (1)
Recoveries as a %
    of gross charge-offs                 46.07%                       43.87%
Net losses as a %
    of avg. servicing
    portfolio ..........                  2.37%                        2.97% (1)

- ----------------
(1) Non-prime loans were only outstanding for eight (8) months. Therefore, the percentages reflect an annualized calculation.



         Non-prime credit losses are well within management's expectations. Non-prime credit loss and delinquency performance is being closely monitored as this portfolio becomes more seasoned.

         Overall, the Company has taken a number of steps to improve its collection efforts over the last several quarters. It has more than doubled the staffing level in its collection department since June 30, 1995. It has installed an improved version of its collection system in its new headquarters, allowing its collectors to be more productive. For example, the number of outbound credit collection stations at its headquarters has been increased from 14 to 50. In addition, UAC revised its repossession policy in September 1995 to repossess accounts by 120 days past due, rather than after 60 days. UAC found that when it switched, in April 1995, to begin repossessions after 60 days, losses increased because some vehicles were repossessed from customers that otherwise had the ability to make payments. Other changes intended to enhance credit quality include the reduction in low side overrides mentioned above as well as the increase in cutoff scores in any individual metropolitan area where credit losses were running at a rate greater than 2.50% over the life of the loans.

         Provisions are made for expected loan losses in conjunction with each loan sale. The allowance for loan loss is inherent in the excess servicing asset recorded upon sale. Management believes that the allowance for losses on securitized loans represents a conservative estimate of potential losses. The allowance for loan loss as a percentage of outstanding securitized loans was 3.22% and 2.29% at June 30, 1996 and 1995, respectively.

Financial Condition

         Loans, Net and Servicing Portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for credit losses, loans in process, and dealer premiums. Loans, net increased to $259.3 million at June 30, 1996, from $201.0 million at June 30, 1995. This increase was due primarily to the increase in loans acquired in the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. Loan acquisitions were $328.9 million during the fourth quarter of fiscal 1996, compared to $236.8 million in the fourth quarter of fiscal 1995. Allowance for credit losses increased nearly $650,000 from June 30, 1995. The Company serviced $1.4 billion and $992.8 million in securitized loans and the total servicing portfolio was $1.6 billion and $1.2 billion as of June 30, 1996, and June 30, 1995, respectively.

         Excess Servicing. Excess Servicing increased to $83.4 million as of June 30, 1996, from $60.6 million as of June 30, 1995. This balance increased by the amounts capitalized upon consummation of the various Prime and Non-prime securitizations related to the future value of estimated excess cashflows (including estimated dealer premium rebates). Structuring of the fiscal 1996 Prime securitizations included the sale of "interest only strips" which generated more cash from the sale, but served to reduce the Excess Servicing assets recorded in conjunction with the sale. The amounts capitalized were offset by actual Excess Servicing Cashflows received over the year ended June 30, 1996. Allowance for losses on securitized loans is included as a component of the Excess Servicing asset. At June, 1996, the allowances related to both Prime and Non-prime securitized loans totaled $43.5 million or 3.22% of the total securitized loan portfolio compared to $22.8 million or 2.29% at June 30, 1995. Accrued interest due the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts. Spread Accounts increased to $63.6 million at June 30, 1996, from $57.4 million at June 30, 1995. This balance was increased by the initial deposit made upon securitization of the UACSC 1995-C Auto Trust and PSC 1996-1 Grantor Trust, and subsequent deposits of Excess Servicing Cashflows, and has been reduced by any withdrawal of funds from the Spread Accounts.
Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposits were made in connection with the last three Prime transactions as a result of the structuring which utilized alternative credit enhancements in lieu of initial spread account deposits.

         Warehouse Credit Facilities, Senior and Senior Subordinated Notes. Amounts "Due to Union Federal" represented the Company's share of borrowings from Union Federal prior to consummation of the Company's initial public offering on August 7, 1995. The Warehouse Credit Facilities and Senior Notes constituted the Company's primary funding sources beginning in August of 1995. The Company issued, in a private placement, $46.0 million in Senior Subordinated Notes in April 1996. The balance of the Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $343.8 million at June 30, 1996, compared to $339.0 million "Due to Union Federal" at June 30, 1995. The amount "Due to Union Federal" was paid or otherwise eliminated upon consummation of the Company's initial public offering. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) purchases and financing of loans, (ii) payment of Dealer Premiums,
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) interest expense and (viii) payment of income taxes. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium Rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions and (vii) sale of interest-only strips. Net cash used by operating activities decreased to $55.8 million for the year ended June 30, 1996, from a use of $140.9 million for the year ended June 30, 1995, which was primarily attributable to an increase in loan sales relative to loans acquired, and the structuring of the fiscal 1996 securitization transactions. Proceeds from sale of interest-only strips generated $26.7 million in additional cash at securitization. Alternative securitization structuring with respect to initial spread account deposit requirements also contributed to improved liquidity. Additionally, the Company has been able to defer a portion of the Gain on sales of loans for tax purposes. The Company realized a $5.3 million cash benefit by doing so during fiscal 1996.

         Dealer premium rebates received in excess of the original estimates are recorded as servicing fees when received. Excess rebates received during fiscal 1996, were approximately $2.8 million compared to $3.2 million for fiscal 1995.

         Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. During fiscal 1996, hedging transactions have required a net use of cash of $2.7 million.

         Financing Activities and Warehouse Credit Facilities. Cash flows from financing activities historically (until August 1995) related entirely to changes in the level of borrowing from Union Federal. The decrease in cash provided by financing activities for fiscal 1996, corresponds to the decrease in borrowings as a result of the Company's Spin-off and initial public offering whereby the Company paid, or otherwise eliminated, all outstanding amounts due to its former parent, Union Federal. The offering generated $58.0 million in proceeds to the Company. Prior to the Company's initial public offering, the Company was dependent upon financing from Union Federal, which, as a savings bank, has multiple sources of funds, including federally insured deposits and Federal Home Loan Bank advances. Such financing is no longer available to the Company, which has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing not related to Union Federal. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and intends to continue to do so. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 98.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of 96.0% of the outstanding principal balance. The advance rate may be reduced to as low as 92.0% (72 monthly payments and less) and 86.0% (greater than 72 monthly payments) if certain financial tests are not met, and/or if a securitization has not been effected in the preceding sixteen weeks. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 80.0% of the outstanding principal balance of eligible loans at the time of purchase. The Company also issued $110.0 million in Senior Notes in connection with the Spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in 9.99% Senior Subordinated Notes in April 1996. Between securitization transactions, the Company relies primarily on the revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the credit facilities.

         To accommodate its anticipated cash and liquidity requirements for the near term, the Company determined during the third quarter to seek additional capital and, toward that end, completed its private placement of Senior Subordinated Notes in April 1996. The securities carry a seven-year bullet maturity and were rated BBB- by Fitch Investors Service L.P. The additional debt will affect the Company's weighted average cost of funds as well as the interest expense recognized in future periods. The proceeds of the sale of the securities will be used to enhance liquidity and fund the Company's continued nationwide expansion. Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the other credit facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of calendar 1996.

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

Discussion of Forward-Looking Statements

         The above discussions contain forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, loan acquisition volume, target spreads and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Among these factors are the following:

         Capital Requirements and Availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in securitizations or other financing transactions and the other factors that affect the net cash provided by securitizations (at closing and over time) as well as the percentage of principal amount of loans acquired for which the Company can obtain Warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic securitizations of its loan portfolio and the terms of such securitizations which are dependent on market factors generally, changes in interest rates, demand for asset-backed securities and the Certificates offered in the Company's securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its senior and senior subordinated notes and Warehouse facilities and/or its ability to obtain funding to replace and/or supplement such facilities should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, amount other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities.

         Loan Acquisition Volume, Spread and Growth. Many factors affect the Company's loan acquisition volume and spread, which have significant impact on the Company's earnings. Volume is affected by overall demand for new and used automobiles in the economy generally, the willingness of automobile dealers to forward prospective borrowers' loan applications to the Company, as well as the number of qualified borrowers whose loans are approved and whose loans are ultimately acquired by the Company. Competition can significantly impact both acquisition volume and the note rate at which loans are originated. Competition in the Company's business enerally is intense. The Buy Rate offered by the Company is a significant competitive factor. A competitor offering a lower Buy Rate may be more likely to acquire a loan. The continued growth of the Company's servicing portfolio will depend significantly on the receptivity to the Company's program of new dealers in existing markets as well as new markets and the continued stability of the Company's relationships with its existing dealer network.

         Interest Rate Risk. The Company's sources of funds generally have variable rates of interest and its loan portfolio bears interest at fixed rates. It therefore bears interest rate risk on loans until they are securitized and employs a hedging strategy to mitigate this risk. There is no assurance that its strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of loan acquisition volume.

         Loan Losses and Prepayment Rates. The Company bears the primary risk of losses due to defaults in its servicing portfolio. Default and loan loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on loans in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sale of Loans in connection with each securitization transaction and the amount of Excess Servicing recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Excess Servicing may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. The Company's results of operations could be adversely affected if default or prepayment rates on securitized loans substantially exceed the estimated levels.

         Regulation. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things; (i) require the Company to obtain and maintain certain licenses and qualifications;
(ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of the Company's contracts;
(iv) require specified disclosures; and (v) define the Company's rights to repossess and sell collateral. Changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulation could have an adverse effect on the Company's business.

Other Matters

         The Company completed its move to its new headquarters at 250 North Shadeland Avenue, Indianapolis, Indiana 46219. It is leasing the building of approximately 115,000 square feet from Waterfield Mortgage Company, Inc., which is controlled by Richard D. Waterfield, a Company director and its controlling shareholder. The Company is also subleasing a portion of the building to Union Federal.

         During June of 1996, the Company began acquiring fixed-rate marine receivables from dealers in Indiana. The Company has acquired marine receivables in the past, and currently services a small marine portfolio for Union Federal. The Union Division had ceased its marine acquisition business in November 1991 to focus its efforts on the expansion of its auto markets and dealer base. With the success of its nationwide expansion with respect to the auto lending business, the Company intends to capitalize on its market presence with its existing employees to establish dealer relationships with local marine dealerships.

         During July of 1996, the Company began servicing receivables under agreements with individual dealerships. These agreements provide for the servicing of dealer originated loans for a servicing fee, but do not currently entail any advances by the Company for the purchase of the vehicle. The Company, however, may consider partial funding of loans in conjunction with dealer servicing in the future.

         As a part of its ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as leasing, and other non-auto consumer lending. Additionally, the Company is researching the possibility of expanding its dealer base to include nationally recognized used rental car outlets which are not manufacturer-franchised dealerships. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to search continually for new products and markets to grow and expand the Company in order to maximize profits and shareholder value.

Item 8.  Financial Statements and Supplementary Data

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]


Independent Auditors' Report


The Board of Directors
Union Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of the Union Acceptance Corporation and Subsidiaries as of June 30, 1996 and 1995, the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 1996 and the related consolidated statement of shareholders' equity for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Union Acceptance Corporation and Subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.





/s/ KPMG Peat Marwick LLP
Indianapolis, Indiana

July 30, 1996

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1996 and 1995

(in thousands, except share data)


=================================================================================================================
       Assets                                                                             1996            1995
- -----------------------------------------------------------------------------------------------------------------
Cash                                                                                    $ 13,459           9,483
Restricted cash                                                                           14,789           8,855
Loans, net                                                                               259,290         201,022
Accrued interest receivable                                                                2,127           1,508
Furniture and equipment, net                                                               2,026           1,347
Excess servicing                                                                          83,434          60,622
Spread accounts                                                                           63,590          57,414
Other assets                                                                              12,480           9,032
- -----------------------------------------------------------------------------------------------------------------
          Total Assets                                                                  $451,195         349,283
=================================================================================================================
       Liabilities
- -----------------------------------------------------------------------------------------------------------------
Due to Union Federal                                                                          --         338,958
Amounts due under warehouse facilities                                                   187,756              --
Long-term debt                                                                           156,000              --
Accrued interest payable                                                                   5,820              --
Amounts due to trusts                                                                      7,931           5,901
Dealer premiums payable                                                                    3,381           3,255
Other payables and accrued expenses                                                        3,326           1,167
Deferred income tax payable                                                                8,357              --
- -----------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                              372,571         349,281
- -----------------------------------------------------------------------------------------------------------------
       Shareholders' Equity
- -----------------------------------------------------------------------------------------------------------------
Preferred Stock, without par value, authorized 10,000,000 shares;
    none issued and outstanding                                                               --              --

Class A Common Stock, without par value, authorized 30,000,000 shares; 4,011,358 and 1 shares issued and outstanding at June 30, 1996 and
    June 30, 1995, respectively                                                           58,180               1

Class B Common Stock, without par value, authorized 20,000,000 shares; 9,200,000 and 1 shares issued and outstanding at June 30, 1996 and
    June 30, 1995, respectively                                                               --               1

Retained earnings                                                                         20,444              --
- -----------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                      78,624               2
- -----------------------------------------------------------------------------------------------------------------
          Total Liabilities & Shareholders' Equity                                      $451,195         349,283
=================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended June 30, 1996, 1995 and 1994

(in thousands, except share data)

====================================================================================================
                                                              1996            1995            1994
- ----------------------------------------------------------------------------------------------------
Interest on loans                                        $    28,712          14,702          12,515
Interest on spread accounts and restricted cash                5,448           3,936           1,745
- ----------------------------------------------------------------------------------------------------
        Total interest income                                 34,160          18,638          14,260
Interest expense                                              22,275          12,961           7,769
- ----------------------------------------------------------------------------------------------------
        Net interest margin                                   11,885           5,677           6,491
Provision for credit losses                                    2,875           1,074             484
- ----------------------------------------------------------------------------------------------------
        Net interest margin after provision                    9,010           4,603           6,007

Gain on sales of loans                                        30,357           8,684           4,643
Servicing fees, net                                           16,926          14,628          11,570
Other                                                          3,096           2,783           2,735
- ----------------------------------------------------------------------------------------------------
        Total revenues                                        59,389          30,698          24,955
- ----------------------------------------------------------------------------------------------------
Salaries and benefits                                         11,985           6,622           4,340
Other                                                         11,856           8,291           4,655
- ----------------------------------------------------------------------------------------------------
        Total operating expenses                              23,841          14,913           8,995
- ----------------------------------------------------------------------------------------------------
Earnings before provision for income taxes                    35,548          15,785          15,960
Provision for income taxes                                    14,406           6,396           6,384
- ----------------------------------------------------------------------------------------------------
        Net earnings                                     $    21,142           9,389           9,576
====================================================================================================
Net earnings per common share                            $      1.60             N/A             N/A
====================================================================================================
Weighted average number of common shares outstanding      13,209,378             N/A             N/A
====================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 1996, 1995 and 1994

(in thousands)

==========================================================================================================
                                                                      1996           1995           1994
- ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                     $  21,142          9,389          9,576
    Adjustments  to  reconcile  net  earnings
     to net cash  provided  (used)  by
     operating activities:
       Gain on sales of loans                                        (37,900)       (16,935)        (7,504)
       Dealer premiums paid in excess of dealer premium
           rebates received on loans held for sale                   (50,059)       (35,245)       (34,264)
       Return of excess servicing cashflows                           37,871         30,049         26,084
       Provision for credit losses                                     2,875          1,074            484
       Spread accounts                                                (6,176)       (20,081)       (13,281)
       Amortization and depreciation                                   4,395          2,049          1,726
       Restricted cash                                                (5,934)        (7,734)          (755)
       Other assets and accrued interest receivable                   (6,788)        (6,745)        (1,588)
       Amounts due to trusts                                           2,030          3,761            326
       Other payables and accrued expenses                            14,281            939        (19,104)
       Loan originations in excess of liquidations                  (982,800)      (760,091)      (583,036)
       Securitization of loans held for sale                         924,598        658,703        617,103
       Proceeds on sale of interest only strip                        26,686             --          8,623
- ----------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities         (55,779)      (140,867)         4,390
- ----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                                            (1,347)          (995)          (497)
- ----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in Due to Union Federal, including
     regulatory equity distribution                                 (337,423)       151,992         (3,895)
  Net change in warehouse credit facilities                          187,756             --             --
  Proceeds from issuance of senior notes                             110,000             --             --
  Proceeds from issuance of senior subordinated notes                 46,000             --             --
  Payment of borrowing fees                                           (3,231)          (647)            --
  Net proceeds from issuance of common stock                          58,000             --              2
- ----------------------------------------------------------------------------------------------------------
            Net cash provided (used) from financing activities        61,102        151,345         (3,893)
- ----------------------------------------------------------------------------------------------------------
Change in cash                                                         3,976          9,483             --

Cash, beginning of year                                                9,483             --             --
- ----------------------------------------------------------------------------------------------------------
Cash, end of year                                                  $  13,459          9,483             --
==========================================================================================================
Supplemental disclosures of cash flow information:

  Income taxes paid                                                $  10,680          6,396          6,384
==========================================================================================================
  Interest paid                                                    $  15,648         12,961          7,769
==========================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity

For the year ended June 30, 1996

(in thousands, except share data)

                                                   Number of
                                                 Common Stock
                                               Shares Outstanding                                            Total
                                          --------------------------        Common           Retained     Shareholders'
                                            Class A          Class B         Stock           Earnings        Equity
- ------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                          1               1      $        2              --               2

     Issuance of common
         stock through initial
         public offering                  4,000,000       9,200,000          58,000              --          58,000

     Regulatory equity distributions
         related to spin-off                     (1)             (1)             (2)           (698)           (700)

     Grant of common stock                   11,358              --             180              --             180

     Net earnings                                --              --              --          21,142          21,142
- ------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                  4,011,358       9,200,000      $   58,180          20,444          78,624
========================================================================================================================


See accompanying notes to consolidated financial statements.


UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1996, 1995 and 1994


       (1)       Summary of Significant Accounting Policies

                 Basis of Presentation

                 Union Acceptance Corporation and Subsidiaries ("UAC" or the "Company"), formerly a Division of Union Federal Savings Bank of Indianapolis (the "Union Division"), specializes in the acquisition, sale and servicing of retail installment loans (primarily automobile loans) acquired from a network of over 2,500 manufacturer-franchised dealerships in 25 states from whom such loans are regularly purchased. Loans acquired are subsequently sold to investors through asset-backed securitization transactions.

                 In contemplation of a public offering to sell common stock, UAC was formed as a wholly-owned subsidiary of Union Federal Savings Bank of Indianapolis ("Union Federal") in December 1993. During 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance Securitization Corporation were formed as wholly-owned subsidiaries of UAC and selected assets and operations of the Union Division were transferred to UAC. In August of 1995, the Company completed an initial public offering simultaneously with a tax free spin-off from its parent, Union Federal. During 1996, UAC Boat Funding Corp. was formed as a wholly-owned subsidiary of UAC.

                 The accompanying consolidated financial statements include the accounts of UAC and Subsidiaries and the Union Division prior to the transfer and spin-off. All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with those in the general practice of the consumer finance industry.

                 The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company were transferred to Union Federal through the Due to Union Federal account prior to the spin-off.

                 Cash

                 The Company considers all significant investments with a maturity of three months or less when purchased to be cash equivalents.

                 Restricted Cash

                 Restricted cash primarily consists of funds held in reserve accounts in compliance with the terms of the Warehouse Facility Agreements.

                 Loans, Net

                 All loans in the Company's prime and non-prime portfolios are held for sale through securitizations and include automobile, light-truck, van, and marine loans including dealer premiums (on prime loans). Such loans are packaged and sold through asset-backed securitization transactions and are carried at their principal amount outstanding (amortized cost), net of unearned discount. Loan production is hedged periodically to such time as the next securitization is estimated to occur. Interest on these loans is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization. The allowance is shown as a reduction to loans.

                 Accrued Interest Receivable

                 Accrued interest receivable represents interest earned but not collected on loans held for sale.

                 Furniture and Equipment

                 Furniture and equipment are recorded at cost. Depreciation is determined on accelerated methods over the estimated useful lives of the respective assets.

                 Dealer Premiums and Dealer Premium Rebates

                 Dealer premiums are incentives paid to dealers in connection with the acquisition of loans. Incentives paid to dealers are deferred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Unamortized deferred costs are considered a portion of the basis of the loans held for sale and are included as a component of the subsequent gain or loss upon sale of the related loans. A portion of the amounts paid to dealers for participation are refundable to the Company in the event of prepayment or default. An estimate for the refundable amount is established as an asset (dealer premium rebates) as a component of the gain or loss upon the sale of the loans. Estimates for dealer premium rebates are based on the historical experience of the incentive plans. Dealer premium rebates in excess of original estimates are recorded as servicing fees, net as received. See "Servicing Fees, Net" below. Dealer premiums are included in loans, net and dealer premium rebates are recorded as a component of excess servicing.

                 Excess Servicing

                 Excess servicing is capitalized upon each securitization and represents the difference between the coupon rate of the loans sold and the certificate rate to the investors less the contractual servicing fee, typically one percent, and other ongoing fees discounted at a market rate. Excess servicing is reduced by a credit loss provision which is deemed adequate to cover net losses over the life of the respective securitization. Credit loss provisions are based on historical loss rates of previous securitizations and the loan composition of the securitization. Credit loss provisions are discounted at rates commensurate with a risk free investment of similar maturity. Excess servicing includes accrued interest due UAC but not yet collected through date of sale on securitized loans and estimated dealer premium rebates.

                 Excess servicing is reduced by the excess cash flows as received over the life of the securitization. The Company records a discount related to excess servicing at sale which is accreted to income over the expected life of the securitized pool. Prepayment assumptions are utilized to project future cash flows based on historical experience. Prepayment assumptions and credit loss provisions are periodically reviewed with deficiencies, if any, in the present value of the future cash flows, using the original discount rate, charged to operations through servicing fees, net.

                 Spread Accounts

                 These accounts are intended to protect the securitization investors and any letter of credit provider or credit enhancer against credit losses. The initial deposit, if required, and net excess servicing cash flows earned are retained for each securitization until the spread account balance increases to a specified percentage of the pool balance. Funds in excess of specified percentages are remitted to the Company over the remaining life of the securitization. Should the spread account be insufficient to cover losses, each trust is further supported by additional credit enhancements. Selected trusts are secured by either a letter of credit or surety bond provided by a financial institution. Other trusts have been formed with a "senior-sub structure" whereby the senior certificate holders are protected against losses by having their interests senior to the subordinate certificate holders' interests. Subordinated certificate holders assume a slightly greater risk, but earn a higher yield on the certificates. For each trust, there is no recourse to the Company beyond the balance in the spread account or the trust's future earnings.

                 Income Taxes

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax expense has been computed assuming the Company was a stand-alone entity (prior to spin-off).

                 Amounts Due to Trusts

                 Amounts due to trusts represent monies collected but not paid to the trustee for principal and interest remittances as well as recovery payments in respect of securitized loans. All amounts collected by the Company are remitted to the trustee within two business days, and subsequently distributed by the trustee to the investors, the servicer, and credit enhancers on a monthly basis.

                 Gain on Sales of Loans

                 Gain on sales of loans represent the difference between the sale proceeds less the principal balance of the loans; less dealer premiums after reduction for future dealer premium rebates, and expenses of sale; plus the present value of expected cash flows related to the excess spread, net of a credit loss provision and hedging gains and losses. Gains are credited to operations at the closing of each securitization. The Company retains the servicing rights on the loans sold.

                 Servicing Fees, Net

                 Servicing fees, net include the contractual fee, typically one percent, earned from each trust plus the accretion of discounted excess servicing, plus excess dealer premium rebates, less any valuation adjustments. See Dealer Premiums and Dealer Premium Rebates, above.

                 Hedging

                 Loan production is hedged periodically to such time as the next securitization is estimated to occur. Securitizations of the prime portfolio occur approximately every three months. The primary hedging vehicle is a short sale of the two-year Treasury Note. At such time as a securitization is committed, the hedge is covered by the purchase of a like volume of two-year Treasury Notes. Gains or losses on the hedge are recognized concurrently with the gain or loss at securitization.

                 Incentive Stock Plan

                 In connection with the initial public offering, the Company adopted an incentive stock plan (the "Plan") which permits the issuance of 500,000 shares of Class A Common Stock to directors and key employees. Under the terms of the Plan, 275,000 options were granted at an issue price of $16 per share upon consummation of the Company's initial public offering. Such options vest equally over a 5-year period commencing on the date of the initial public offering. Options may be granted with the exercise prices at the fair market value at the date of grant, except that non-qualified options may be granted with the exercise prices not less than 85% of the fair market value at the date of grant. During 1996, no stock options were exercisable or exercised, and at June 30, 1996, there were 277,575 shares under option at an average exercise price of $16.04 per share. The Plan provides for automatic annual grants of shares to each non-employee director with a value of $15,000. To date 11,358 shares of common stock have been granted to non-employee directors at the fair market value on the date of grant in accordance with the Plan.

                 Earnings Per Share

                 The initial public offering was completed on August 7, 1995. Earnings per share for the year ended June 30, 1996, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is anti-dilutive and has not been included in the calculation.

                 Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Reclassifications

                 Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

       (2)       Loans, Net

                 Loans, net are as follows (in thousands, except average loan balance) at:

                                                                June 30,
                                                        -----------------------
                                                           1996         1995
- --------------------------------------------------------------------------------
Principal balance of prime loans held for sale, net
   of unearned discount                                 $ 228,391      166,581
Principal balance of non-prime loans held for sale         15,512       19,858
Principal balance of marine loans held for sale                50           --
Loans in process                                            5,363        6,904
Dealer premiums                                            11,073        8,132
Allowance for credit losses                                (1,099)        (453)
- --------------------------------------------------------------------------------
                                                        $ 259,290      201,022
================================================================================
Weighted average interest rate (prime)                      13.24%       14.12%
Weighted average interest rate (non-prime)                  19.70        20.02
Average loan balance (prime)                            $  14,049       11,246
Average loan balance (non-prime)                           12,479       11,771
================================================================================
       Allowance for credit losses on loans held for sale (in thousands, prime and non-prime):

                                                   Year ended June 30,
                                           ----------------------------------
                                             1996         1995         1994
- --------------------------------------------------------------------------------
Balance at the beginning of the period     $   453          171          125
    Charge-offs                             (4,556)      (2,605)      (1,019)
    Recoveries                               2,327        1,813          581
    Provision for credit losses              2,875        1,074          484
- --------------------------------------------------------------------------------
Balance at the end of the period           $ 1,099          453          171
================================================================================

The geographic concentration of loans serviced are as follows:

                                                     Percent of Total
                                                         June 30,
                                                  ------------------------
               State                              1996             1995
- --------------------------------------------------------------------------------
          Texas                                   18.2%              19.9%
          North Carolina                          11.2               9.8
          California                               8.8               3.8
          Ohio                                     8.0               11.6
          Oklahoma                                 7.2               9.2
          Arizona                                  6.9               9.1
          Illinois                                 6.7               4.9
          Florida                                  6.1               6.2
          Indiana                                  5.8               8.0
          Virginia                                 5.5               3.6
          Colorado                                 3.2               3.8
          Missouri                                 3.0               4.2
          Georgia                                  2.2               2.2
          South Carolina                           1.2               0.7
          Wisconsin                                1.0               0.2
          Kansas                                   0.9               1.3
          Iowa                                     0.9               0.2
          New Mexico                               0.8               0.5
          Washington                               0.5               0.0
          Oregon                                   0.5               0.0
          Maryland                                 0.4               0.0
          Tennessee                                0.4               0.0
          Minnesota                                0.2               0.5
          Michigan                                 0.2               0.0
          Kentucky                                 0.1               0.3
          Nebraska                                 0.1               0.0
- --------------------------------------------------------------------------------
                                                 100.0%              100.0%
================================================================================

Loans serviced are as follows (in thousands) at:

                                                                 June 30,
                                                       -------------------------
                                                          1996            1995
- --------------------------------------------------------------------------------
Loans held for sale
   Prime (net of unearned discount)                    $  228,391        166,581
   Non-prime                                               15,512         19,858
   Marine                                                      50             --
- --------------------------------------------------------------------------------
                                                          243,953        186,439

Securitized loans
   Prime                                                1,319,930        992,768
   Non-prime                                               31,550             --
- --------------------------------------------------------------------------------
                                                        1,351,480        992,768

Other loans serviced                                        3,637          5,203
- --------------------------------------------------------------------------------
                                                       $1,599,070      1,184,410
================================================================================

                 Notional amounts and unrealized gains/(losses) related to outstanding hedges follow (in thousands) at:


                                                                          June 30,
                                                                 -----------------------
                                                                     1996         1995
- ----------------------------------------------------------------------------------------
              Notional amounts outstanding                       $ 415,000       293,500
              Unrealized gains/(losses) on hedging transactions       (711)       (1,918)


                 Notional amounts of $340 million, $55 million and $20 million were closed or expected to be closed in August 1996, November 1996 and December 1996, respectively, for amounts outstanding at June 30, 1996, and $252 million and $42 million in August 1995 and November 1995, respectively, for the amount outstanding at June 30, 1995.

                   Hedging realized gains/(losses) follow (in thousands):

                                                      Year ended June 30,
                                            ------------------------------------
                                               1996         1995        1994
- --------------------------------------------------------------------------------
              Realized gains/(losses)       $ (2,733)      (5,515)       477
================================================================================

(3)    Furniture and Equipment

       Furniture and equipment are as follows (in thousands) at:

                                                                 June 30,
                                                         -----------------------
                                                           1996         1995
- --------------------------------------------------------------------------------
    Furniture and equipment                              $ 3,858        3,086
    Accumulated depreciation                              (1,832)      (1,739)
- --------------------------------------------------------------------------------
                                                         $ 2,026        1,347
- --------------------------------------------------------------------------------

(4)    Excess Servicing

       Excess servicing is as follows (in thousands) at:


                                                                          June 30,
                                                               -----------------------------
                                                                    1996              1995
- --------------------------------------------------------------------------------------------
Estimated value of excess servicing cash flows,
   net of estimated prepayments                                $   112,564            76,274
Allowance for estimated credit losses on securitized loans         (43,516)          (22,766)
Discount to present value                                           (9,535)           (6,680)
- --------------------------------------------------------------------------------------------
                                                                    59,513            46,828
Accrued interest on securitized loans                               10,454             6,207
Estimated dealer premium rebates                                    13,467             7,587
- --------------------------------------------------------------------------------------------
                                                               $    83,434            60,622
============================================================================================
Outstanding balance of loans serviced
   through securitized trusts                                  $ 1,351,480           992,768

Allowance for estimated credit losses as a
   percentage of securitized loans serviced                           3.22%             2.29%
- --------------------------------------------------------------------------------------------

       Excess servicing activity is as follows (in thousands):


                                                                      Year ended June 30,
                                                             ------------------------------------
                                                               1996          1995          1994
- -------------------------------------------------------------------------------------------------
Balance at beginning of period                               $ 60,622        41,265        31,575

Amounts capitalized (including estimated
    dealer rebates)                                            56,436        47,693        34,193
Change in accrued interest on securitized loans                 4,247         1,713         1,581
Return of excess cash flows, net of present value effect      (37,871)      (30,049)      (26,084)
- -------------------------------------------------------------------------------------------------
Balance at end of period                                     $ 83,434        60,622        41,265
=================================================================================================

(5)    Spread Accounts

       The weighted average yield on spread accounts was 5.32% and 6.07% at June 30, 1996 and 1995, respectively.

(6)    Other Assets

       Other assets are as follows (in thousands) at:

                                                                  June 30,
                                                           --------------------
                                                             1996        1995
- --------------------------------------------------------------------------------
Accrued servicing fees                                     $ 5,131       4,644
Deferred borrowing fees                                      2,173         647
Repossessed assets                                           1,716       1,301
Other                                                        3,460       2,440
- --------------------------------------------------------------------------------
                                                           $12,480       9,032
================================================================================

(7)      Due to Union Federal and Interest Expense

         Interest expense for the periods presented was calculated using Union Federal's cost of funds rate applied to the monthly average outstanding balance of amounts due to Union Federal.

       Information related to the amount due to Union Federal is as follows (in thousands):

                                                          Year ended June 30,
                                                         -----------------------
                                                            1995         1994
- --------------------------------------------------------------------------------
              Average balance due to Union Federal       $ 231,446     174,193
              Maximum amount outstanding                   394,616     266,086
================================================================================

                                                                 June 30,
                                                         -----------------------
                                                            1995         1994
- --------------------------------------------------------------------------------
              Average cost of funds for the year ended:     5.60%        4.46%
              Cost of funds at:                             6.33%        4.76%
================================================================================

(8)              Amounts Due Under Warehouse Facilities

                 At June 30, 1996, the Company, through its wholly-owned special-purpose subsidiaries, had borrowing arrangements with a financial institution which provided for two Warehouse
                 Facilities with an aggregate borrowing capacity of $400 million. Borrowings under these facilities are collateralized by certain loans held for sale. There are separate Facilities for the funding of prime and non-prime loan acquisitions. Outstanding borrowings at June 30, 1996 for the two facilities were approximately $188,000,000. The weighted average cost of funds for the year ended June 30, 1996 was 7.21%.

                 The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the Facilities, and the amortization of prepaid (upfront) warehouse fees. The largest portion of the cost of funds related to the Warehouse Facilities is the variable rate interest on the commercial paper issued by the financing conduit. The weighted average commercial paper rate on outstanding issues at June 30, 1996 was 5.40%. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facilities. These initial fees totaled approximately $1.5 million, and were fully amortized during fiscal 1996. The Warehouse Facilities Agreements specify a term of one year and are renewable annually. Both the prime and non-prime Warehouse Facilities have been renewed for an additional year, and expire in June and July 1997, respectively.

        (9)      Long-term Debt

                 In connection with the Company's initial public offering, the Company issued, in a private placement, $110 million principal amount of 8.53% Senior Notes due 2002.

                 Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1996. The Senior Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

                 In April 1996, the Company issued $46 million in a private placement 9.99% Senior Subordinated Notes due 2003.

                 Interest on the Senior Subordinated Notes is payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing June 30, 1996. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

(10)    Other Revenue and Expenses

        Other revenue and expenses follow (in thousands):

                                                    Year ended June 30,
                                              -------------------------------
                                                 1996        1995        1994
- --------------------------------------------------------------------------------
Other revenues:
    Late charges                              $ 1,922       1,447       1,337
    Origination fees                            1,072       1,210       1,263
    Other                                         102         126         135
- --------------------------------------------------------------------------------
                                              $ 3,096       2,783       2,735
================================================================================
Other expenses:
    Outside services                            2,515       1,492         949
    Office, telephone and postage               2,207       1,158         729
    Loan processing                             2,202       1,841       1,029
    Occupancy                                     891         396         321
    Equipment                                     839         511         474
    Other                                       3,202       2,893       1,153
- --------------------------------------------------------------------------------
                                              $11,856       8,291       4,655
- --------------------------------------------------------------------------------

(11)             Income Taxes

       The composition of income taxes follows (in thousands):

                                                       Year ended June 30,
                                              ----------------------------------
                                                 1996        1995         1994
- --------------------------------------------------------------------------------
Current expense                               $ 9,096       6,458       25,512
Deferred expense (benefit)                      5,310         (62)     (19,128)
- --------------------------------------------------------------------------------
                                              $14,406       6,396        6,384
================================================================================

                 The effective tax rate for the year ended June 30, 1996, is 40.5%. Income taxes were allocated using statutory federal and state rates which resulted in effective income tax rate of 40.5% and 40.0% for the years ended June 30, 1995 and 1994, respectively.

                                                            Year ended June 30,
                                                          ---------------------
                                                            1996         1995
- --------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for credit losses                           $  445           --
    Allowance for excess servicing losses                    912           --
- --------------------------------------------------------------------------------
                                                           1,357           --
- --------------------------------------------------------------------------------
Deferred tax liabilities:
    Excess servicing                                       5,349           --
    Mark to market - excess servicing                      4,365           --
- --------------------------------------------------------------------------------
                                                           9,714           --
- --------------------------------------------------------------------------------
        Deferred income tax payable                       $8,357           --
================================================================================

                 The Company settled net deferred tax liabilities with Union Federal for amounts claimed on Union Federal's fiscal 1995 tax return during fiscal 1996. Net deferred tax liabilities assumed by the Company were $3,047.

        (12)     Estimated Fair Value of Financial Instruments

                 Loans held for sale - Cost approximates fair value as loans are sold shortly after origination.

                 Accrued interest receivable - Cost approximates fair value.

                 Excess  servicing  -  Cost  approximates  fair  value.   Amount
                 determined based upon discounting future cash flows at market rates using historical prepayment speeds and loss provisions.

                 Spread accounts - Cost approximates fair value as the interest rate earned is at a variable rate.

                 Repossessed assets - Cost approximates fair market value.

                 All liabilities, except long-term debt - Cost approximates fair value.

                 Long-term debt - Carrying amount of $156,000,000 at June 30, 1996 has been calculated to have a fair value of $151,000,000 by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.

       (13)      Commitments and Contingencies

                 Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 1996 are as follows:

                        1997                                          $1,216,702
                        1998                                           1,217,049
                        1999                                           1,130,911
                        2000                                             976,833
                        2001                                             911,321
                        Thereafter                                     1,670,755
- --------------------------------------------------------------------------------
                        Total                                        $ 7,123,571
================================================================================

                 These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $645,494 for the year ended June 30, 1996. The premises' lease is with a company owned by the majority shareholders of UAC.

                 The Company is also involved as a party to certain immaterial legal proceedings incidental to its business. Management of the Company believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

(14)             Quarterly Financial Information (unaudited)

                 Quarterly financial information is as follows (in thousands, except share data):


- ------------------------------------------------------------------------------------------------------------------------
                                                        First           Second        Third         Fourth        Total
- ------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996

Interest on loans                                    $     6,946         7,232         6,732         7,802        28,712
Interest on spread accounts and restricted cash            1,370         1,386         1,317         1,375         5,448
Interest expense                                           5,289         5,556         5,359         6,071        22,275
Provision for credit losses on loans held for sale         1,150           300           600           825         2,875
- ------------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision                   1,877         2,762         2,090         2,281         9,010

Gain on sales of loans                                     6,724         8,483         7,760         7,390        30,357
Servicing fees, net                                        3,966         2,584         4,796         5,580        16,926
Other revenues                                               750           724           798           824         3,096
- ------------------------------------------------------------------------------------------------------------------------
     Total revenues                                       13,317        14,553        15,444        16,075        59,389

Salaries and benefits                                      2,321         3,059         3,232         3,373        11,985
Other expenses                                             2,398         2,543         3,426          3,48       911,856
- ------------------------------------------------------------------------------------------------------------------------
     Operating expenses                                    4,719         5,602         6,658         6,862        23,841

Provision for income taxes                                 3,482         3,705         3,473         3,746        14,406
- ------------------------------------------------------------------------------------------------------------------------
     Net earnings                                    $     5,116         5,246         5,313         5,467        21,142
========================================================================================================================
Earnings per share                                   $       .39           .40           .40           .41          1.60

Weighted average common shares outstanding            13,205,622    13,209,173    13,211,358    13,211,358    13,209,378
========================================================================================================================

Year ended June 30, 1995

Interest on loans                                    $     2,476         2,503         4,072         5,651        14,702
Interest on spread accounts and restricted cash              734           866         1,068         1,268         3,936
Interest expense                                           2,257         2,590         3,733         4,381        12,961
Provision for credit losses on loans held for sale             _           160           304           610         1,074
- ------------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision                     953           619         1,103         1,928         4,603

Gain on sales of loans                                     1,336         1,208         1,181         4,959         8,684
Servicing fees, net                                        3,275         3,193         4,288         3,872        14,628
Other revenues                                               650           632           768           733         2,783
- ------------------------------------------------------------------------------------------------------------------------
     Total revenues                                        6,214         5,652         7,340        11,492        30,698

Salaries and benefits                                      1,372         1,499         1,805         1,946         6,622
Other expenses                                             1,858         1,932         1,698         2,803         8,291
- ------------------------------------------------------------------------------------------------------------------------
     Operating expenses                                    3,230         3,431         3,503         4,749        14,913

Provision for income taxes                                 2,210           901         1,553         2,732         6,396
- ------------------------------------------------------------------------------------------------------------------------
     Net earnings                                    $     1,774         1,320         2,284         4,011         9,389
- ------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable
                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is incorporated by re ference to pages 3 and 5 of the Company's 1996 Proxy Statement for its 1996 Annual Shareholder Meeting (the "1996 Proxy Statement").

Item 11.         Executive Compensation

         Only the information required by this item to be included with this report is incorporated by reference to pages 7 and 8 of the 1996 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to pages 2 and 3 of the 1996 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to pages 9 and 10 of the 1996 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)               List the following documents filed as part of the report:

                  Financial Statements -- Included Under Item 8:

                  Report of KPMG Peat Marwick, LLP, Independent Auditors

                  Consolidated Balance Sheets as of June 30, 1996 and 1995

                  Consolidated Statements of Earnings for the Years Ended June 30, 1996, 1995, 1994

                  Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995, 1994

                  Consolidated Statement of Shareholders' Equity for the Year Ended June 30, 1996

(b)               Reports on Form 8-K

                  Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages 50 and 52.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNION ACCEPTANCE CORPORATION

September 27, 1996                          By:       /S/   John M. Stainbrook
                                                     -------------------------
                                            John M. Stainbrook
                                            President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                              Title               Date
      ---------                              -----               ----

(1)   Principal Executive Officer:                          )
                                                            )
      /s/  John M. Stainbrook              President        )
      ------------------------------------                  )
      John M. Stainbrook                                    )
                                                            )
(2)   Principal Financial/                                  )
      Accounting Officer:                                   )
                                                            )
                                           Vice President,  )
      /s/ Rick A. Brown                    Treasurer and    )
      -----------------------------------  Chief Financial  )
                                           Officer          )
                                                            )
(3)   A Majority of the                                     )
      Board of Directors:                                   )
                                                            )
      /s/ Howard L. Chapman                Director         )
      -----------------------------------                   )
      Howard L. Chapman                                     )
                                                            )
      /s/ John M. Davis                    Director         ) September 27, 1996
      John M. Davis                                         )
                                                            )
      /s/ Fred M. Fehsenfeld               Director         )
      -----------------------------------                   )
      Fred M. Fehsenfeld                                    )
                                                            )
                                           Director         )
      -----------------------------------                   )
      Donald A. Sherman                                     )
                                                            )
      /s/ John M. Stainbrook               Director         )
      -----------------------------------                   )
      John M. Stainbrook                                    )
                                                            )
      /s/ Jerry D. Von Deylen              Director         )
      -----------------------------------                   )
      Jerry D. Von Deylen                                   )
                                                            )
                                           Director         )
      -----------------------------------                   )
      Richard D. Waterfield                                 )
                                                            )
      /s/ Thomas M. West                   Director         )
      -----------------------------------                   )
      Thomas M. West

                                  EXHIBIT INDEX

Exhibit No.           Description                                 Page (Ex. No.
                                                                Cross Reference)
- -------------------------------------------------------------------------------
3.1     Registrant's  Articles  of  Incorporation,  as  amended  and      *
        restated.

3.2     Registrant's Code of By-Laws, as amended and restated.            *

3.3     Form of Share Certificate for Class A Common Stock.               *

4.1 Articles V and VI of the Registrant's Articles of Incorporation respecting the terms * of shares of Common Stock, are incorporated by reference to the Registrant's Articles of Incorporation filed hereunder as Exhibit 3.1

4.2     Article  III  -   "Shareholder   Meetings,"   Article  VI  -      *
        "Certificates for Shares," Article VII - "Corporate Books and Records - Section 3" and Article X - "Control Share Acquisitions Statute" of the Registrant's Code of By-Laws are incorporated by reference to the Registrant's Restated
        Code of By-Laws filed herewith as Exhibit 3.2.

4.3     Transfer  and  Administration   Agreement  among  Enterprise      *
        Funding Corporation,   Union Acceptance Funding Corporation
        and Union Acceptance Corporation, dated as of June 27, 1995.

4.3(a)  Amendment  No. 1 to Transfer  and  Administration  Agreement     ***
        dated September 8, 1995

4.3(b)  Amendment  No. 2 to Transfer  and  Administration  Agreement     ***
        dated September 29, 1995

4.3(c)  Letter  Agreement   regarding  Transfer  and  Administration   ____
        Agreement dated November 13, 1995

4.3(d)  Amendment  No. 3 to Transfer  and  Administration  Agreement   ____
        dated March 1, 1996

4.3(e)  Letter  Agreement   regarding  Transfer  and  Administration   ____
        Agreement dated May 30, 1996

4.3(f)  Amendment  No. 4 to Transfer  and  Administration  Agreement   ____
        dated September 5, 1996

4.4     Note Purchase Agreement between Union Acceptance Corporation   **
        and certain  lenders dated as of August 7, 1995.

4.4(a)  Amendment No. 1 to Note Purchase  Agreement  dated  November  ****
        22, 1995

4.5     Transfer  and  Administration   Agreement  among  Enterprise    *
        Funding  Corporation,   Performance Funding Corporation and
        Union Acceptance Corporation, dated as of July 24, 1995.

4.5(a)  Amendment  No. 1 to Transfer  and  Administration  Agreement   ****
        dated September 8, 1995

4.5(b)  Letter  Agreement   regarding  Transfer  and  Administration   ____
        Agreement dated October 12, 1995

4.5(c)  Amendment  No. 2 to Transfer  and  Administration  Agreement   ____
        dated May 10, 1996

4.5(d)  Letter  Agreement   regarding  Transfer  and  Administration   ____
        Agreement dated July 11, 1996

4.5(e)  Letter  Agreement   regarding  Transfer  and  Administration   ____
        Agreement dated August 20, 1996

4.6     Note  Purchase  Agreement  dated as of April 3,  1996  among  *****(4.1)
        Union   Acceptance      Corporation   and  several
        purchasers of Senior Subordinated Notes due 2003

9(a)    Voting  Trust  Agreement  among  Richard D.  Waterfield,  as    *
        trustee,  and  certain  existing    shareholders  of  Union
        Holding Company, Inc., dated June 10, 1994.

9(b)    First  Amendment  to Voting  Trust  Agreement  dated June 1,    *
        1995.

10.1    Interim  Assignment  and  Assumption  Agreement by and among    *
        Union  Federal  Savings    Bank  of   Indianapolis,   Union
        Acceptance   Corporation   and  Union   Acceptance   Funding
        Corporation dated June 29, 1994.

10.2    Plan of Business Transfer, Financing and Distribution by and    *
        among Union Acceptance  Corporation,  Union Federal Savings
        Bank of Indianapolis and Union Holding  Company,  Inc. as of
        June 29, 1994.

10.2    (a) First Amendment to Plan of Business Transfer dated as of    *
        December 31, 1994.

10.2    (b) Second  Amendment to Plan of Business  Transfer dated as    *
        of June 1, 1995.

10.2    (c)  General   Instrument   of  Transfer,   Assignment   and    *
        Assumption  Agreement  dated as of  January 1, 1995 between
        Union  Federal  Savings  Bank  of  Indianapolis   and  Union
        Acceptance Corporation.

10.3    Lease Agreement by and between Union Federal Savings Bank of    *
        Indianapolis and Union Acceptance Corporation dated December
        8, 1994.

10.4      Lease Agreement by and between Union Federal Savings Bank of    *
          Indianapolis  and  Union   Acceptance  Funding  Corporation
          dated December 8, 1994.

10.5      Remittance Processing Agreement by and between Union Federal
          Savings  Bank  of    Indianapolis   and  Union   Acceptance     *
          Corporation dated June 29, 1994.

10.6      Mail and Printing  Services  Agreement by and between  Union    *
          Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.7      Telephone  Equipment  Lease  Agreement by and between  Union    *
          Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.8      Telecommunications  Agreement by and between  Union  Federal    *
          Savings  Bank  of    Indianapolis   and  Union   Acceptance
          Corporation dated June 29, 1994.

10.9      Communications Equipment and Software License by and between    *
          Union  Federal  Savings   Bank of  Indianapolis  and  Union
          Acceptance Corporation dated June 29, 1994.

10.10     Software  License and  Maintenance  Agreement by and between    *
          Union  Federal  Savings   Bank of  Indianapolis  and  Union
          Acceptance Corporation dated June 29, 1994.

10.11     Loan  Servicing  Agreement  by  and  between  Union  Federal    *
          Savings  Bank  of   Indianapolis    and  Union   Acceptance
          Corporation dated June 29, 1994.

10.12     General Subservicing  Agreement by and between Union Federal    *
          Savings    Bank  of  Indianapolis   and  Union   Acceptance
          Corporation dated as of January 1, 1995.

10.13     Loan  Collection  Agreement  by and  between  Union  Federal    *
          Savings  Bank  of   Indianapolis    and  Union   Acceptance
          Corporation dated June 29, 1994.

10.14     Letter  respecting Terms of Bank Accounts from Union Federal    *
          Savings  Bank  of   Indianapolis     to  Union   Acceptance
          Corporation dated May 25, 1994.

10.15     Supplement  to Account  Agreement  Re: Drafts by and between    *
          Union  Federal  Savings   Bank of  Indianapolis  and  Union
          Acceptance Corporation dated June 29, 1994.

10.16     Tax  Allocation  Agreement  by  and  between  Union  Holding    *
          Company, Inc. and its subsidiaries dated February 1, 1991, as amended.

10.17     Sale and Purchase  Agreement by and between Union Acceptance    *
          Corporation and Union Acceptance Funding Corporation dated as of April 1, 1994.

10.18     Form  of  Remote   Outsourcing   Agreement  by  and  between    *
          Systematics Financial  Services,  Inc. and Union Acceptance
          Corporation.

10.18(a)  Letter  Agreement  by and among  Systematics  Financial         *
          Services, Inc., Union Federal  Savings Bank of Indianapolis
          and  Union  Acceptance   Corporation  dated  July  13,  1994
          respecting Provision of Data Processing Services.

10.18(b)  Memorandum  respecting  Billing Procedure in connection with    *
          Remote  Outsourcing    Agreement  from  Systematics  System
          Financial Services, Inc. to Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated October
          25, 1994.

10.19     Union  Acceptance  Corporation  Annual Bonus Plan For Senior *(10.23)
          Officers.

10.20     Union Acceptance Corporation Incentive Stock Plan. *(10.24)

10.21     Letter  respecting  Access to Records from Union  Acceptance  *(10.25)
          Corporation  to  Union  Federal    Savings  Bank  of
          Indianapolis dated September 13, 1994.

10.22 Letter Agreement by and between Union Federal Savings Bank *(10.26) of Indianapolis and Union Acceptance Corporation dated December 14, 1994 amending and initiating terms of certain Inter-Company Agreements.

10.23 Letter respecting terms and conditions of bank accounts from *(10.27) Union Federal Savings Bank of Indianapolis to Union
          Acceptance Corporation dated December 16, 1994.

10.24     Lease  Agreement   between   Waterfield   Mortgage  Company,    ****
          Incorporated, and Union Acceptance Corporation dated as of November 1, 1995

10.25     Purchase    Agreement   among   Union   Acceptance   Funding    *****
          Corporation,  Union (10.1)  Acceptance  Corporation and
          Union  Federal  Savings  Bank of  Indianapolis  dated  as of
          January 18, 1996

10.26     Sublease Agreement between Union Acceptance  Corporation and    _____
          Union Federal Savings Bank of Indianapolis dated as of
          August 1, 1996

21        Subsidiaries of the Registrant                                  _____

23        Consent of KPMG Peat Marwick LLP.                               _____

27        Financial Data Schedule                                         _____

- --------------------

*         Incorporated   by  reference  to  the  exhibit  bearing  the
          corresponding exhibit number (or the exhibit number indicated above in the right hand column) to Registrant's Registration Statement on Form S-1 (Reg. No. 33-82254).

**        Incorporated   by  reference  to  the  exhibit  bearing  the
          corresponding exhibit number (or the exhibit number indicated above in the right hand column) to Registrant's Form 10-K for the year ended June 30, 1995.

***       Incorporated   by  reference  to  the  exhibit  bearing  the
          corresponding exhibit number (or the exhibit number indicated above in the right hand column) to Registrant's Form 10-Q for the quarter ended September 30, 1995.

****      Incorporated   by  reference  to  the  exhibit  bearing  the
          corresponding exhibit number (or the exhibit number indicated above in the right hand column) to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*****     Incorporated   by  reference  to  the  exhibit  bearing  the
          corresponding exhibit number (or the exhibit number indicated above in the right hand column) to Registrant's Form 10-Q for the quarter ended March 31, 1996.