Form 10-Q
period 1996-09-30
UNION ACCEPTANCE CORP
filed 1996-11-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                        Identification Number)



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

                                                  Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                       Outstanding at November 14, 1996

  Class A Common Stock, without par value               4,016,788 Shares
  ---------------------------------------               ----------------
  Class B Common Stock, without par value               9,200,000 Shares
  ---------------------------------------               ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements :

         Condensed Consolidated Balance Sheets as of
         September 30, 1996 and June 30, 1996                                3

         Condensed Consolidated Statements of Earnings
         for the Three Months  Ended  September 30, 1996 and 1995            4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995                      5

         Condensed Consolidated Statement of  Shareholders' Equity for
         Three Months Ended September 30, 1996                               6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Part II. OTHER INFORMATION                                                  14


         Signatures                                                         15

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Dollars in thousands, except share data

                                                            September 30,     June 30,
                                                                1996           1996
                                                            -------------   -----------
Assets                                                       (Unaudited)

Cash                                                          $  9,787       $ 13,459
Restricted cash                                                 16,119         14,789
Loans, net                                                     232,412        259,290
Accrued interest receivable                                      2,063          2,127
Furniture and equipment, net                                     2,149          2,026
Excess servicing                                                89,182         83,434
Spread accounts                                                 71,489         63,590
Other assets                                                    11,480         12,480
                                                              ========       ========
  Total Assets                                                $434,681       $451,195
                                                              ========       ========
Liabilities

Amounts due under warehouse facilities                         164,483        187,756
Long-term debt                                                 156,000        156,000
Accrued interest payable                                         2,350          5,820
Amounts due to trusts                                           11,561          7,931
Dealer premiums payable                                          2,220          3,381
Other payables and accrued expenses                              2,695          3,326
Income tax payable                                               1,134              -
Deferred income tax payable                                      9,696          8,357
                                                              --------       --------
  Total Liabilities                                            350,139        372,571
                                                              --------       --------
Shareholders' Equity

Preferred Stock, without par value,
  authorized 10,000,000 shares; none issued
  and outstanding                                                    -              -

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,011,358 shares
  issued and outstanding                                        58,180         58,180

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 9,200,000 shares
  issued and outstanding                                             -              -

Retained earnings                                               26,362         20,444
                                                              --------       --------
  Total Shareholders' Equity                                    84,542         78,624
                                                              ========       ========
  Total Liabilities and Shareholders' Equity                  $434,681       $451,195
                                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings
Dollars in thousands, except share data
(Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                         --------------------------------
                                              1996                1995
                                          ----------           -----------
Interest on loans                        $     9,233           $     6,946
Interest on spread accounts and
  restricted cash                              1,510                 1,370
                                          ----------           -----------
  Total interest income                       10,743                 8,316
Interest expense                               6,410                 5,289
                                          ----------           -----------
  Net interest margin                          4,333                 3,027
Provision for credit losses                      855                 1,150
                                          ----------           -----------
  Net interest margin
         after provision                       3,478                 1,877

Gain on sales of loans, net                    6,875                 6,724
Servicing fees, net                            5,826                 3,966
Other                                            934                   750
                                          ----------           -----------

  Total revenues                              17,113                13,317
                                          ----------           -----------

Salaries and benefits                          3,632                 2,321
Other                                          3,514                 2,398
                                          ----------           -----------

  Total operating expenses                     7,146                 4,719
                                          ----------           -----------

Earnings before provision for
  income taxes                                 9,967                 8,598
Provision for income taxes                     4,049                 3,482
                                          ----------           -----------

  Net earnings                           $     5,918           $     5,116
                                          ==========           ===========

  Earnings per share                     $      0.45           $      0.39
                                          ==========           ===========

  Weighted average common
        shares outstanding                13,211,358            13,205,622
                                          ==========           ===========

See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                         ----------------------------------
                                                                              1996                1995
                                                                         -------------        ------------
Cash flows from operating activities:
  Net earnings                                                        $          5,918     $         5,116
    Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Gain on sales of loans                                                   (9,756)             (8,943)
      Dealer premiums paid in excess of dealer premium
        rebates received on loans held for sale                               (14,185)            (12,918)
      Return of excess servicing cashflows                                       9,869               9,286
      Provision for credit losses                                                  855               1,150
      Spread accounts                                                          (7,899)             (3,027)
      Amortization and depreciation                                                960               1,023
      Restricted cash                                                          (1,330)             (4,142)
      Other assets and accrued interest receivable                                 492               (572)
      Amounts due to trusts                                                      3,630               1,070
      Other payables and accrued expenses                                      (1,628)               4,978
      Loan acquisitions in excess of liquidations                            (287,166)           (224,773)
      Securitization of loans held for sale                                    310,999             236,410
      Proceeds on sale of interest only strip                                    9,139               6,601
                                                                         -------------        ------------
        Net cash provided  by operating activities                              19,898              11,259
                                                                         -------------        ------------

Cash flows used in investing activities:
  Purchase of fixed assets                                                       (297)               (166)
                                                                         -------------        ------------

Cash flows provided (used) in financing activities:
  Net change in Due to Union Federal, including
    regulatory equity distribution                                                   -           (337,423)
  Net change in warehouse facilities                                          (23,273)             157,004
  Proceeds from issuance of senior notes                                             -             110,000
  Payment of borrowing fees                                                          -             (2,424)
  Net proceeds from issuance of common stock                                         -              58,000
                                                                         -------------        ------------
        Net cash used by financing activities                                 (23,273)            (14,843)
                                                                         -------------        ------------

Change in cash                                                                 (3,672)             (3,750)

Cash, beginning of period                                                       13,459               9,483
                                                                         -------------        ------------

Cash, end of period                                                   $          9,787     $         5,733
                                                                         =============        ============

Supplemental disclosures of cash flow information:

                                          Income taxes paid           $              -     $         3,171
                                                                         =============        ============

                                              Interest paid           $          9,880     $         4,401
                                                                         =============        ============

See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended September 30, 1996
(Dollars in thousands, except share data)
(Unaudited)

                                              Number of Common Stock                                             Total
                                               Shares Outstanding              Common          Retained       Shareholders'
                                          Class A             Class B          Stock           Earnings         Equity
                                          ---------           ---------         -------         -------          -------
Balance at June 30, 1996                  4,011,358           9,200,000         $58,180         $20,444          $78,624
                                          ---------           ---------         -------         -------          -------

Net Earnings                                                                                      5,918            5,918

Balance at September 30, 1996             4,011,358           9,200,000         $58,180         $26,362          $84,542
                                          =========           =========         =======         =======          =======



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 1996 and September 30, 1995
(Unaudited)

Note 1 -  Basis of Presentation

The forgoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements include the accounts of Union Acceptance Corporation and Subsidiaries (formerly the "Union Division"). On August 7, 1995, the Company ("UAC") issued 4 million shares of Class A Common Stock at $16.00 per share with net proceeds of $58.0 million simultaneously with a private placement of $110.0 million of Senior Notes with net proceeds of $108.6 million. These proceeds and fundings under a $350.0 million Prime Warehouse Facility and a $50.0 million Non-prime Warehouse Facility were used to eliminate amounts due to its former parent, and to capitalize UAC's business and fund ongoing operations. The Business Transfer was completed at this time. The Company's business is conducted solely by UAC and its subsidiaries. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1996.

The condensed consolidated financial statements for interim period have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

Note 2 - Earnings Per Share

The initial public offering was completed on August 7, 1995. Earnings per share for the three months ended September 30, 1995, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is less than three percent dilutive and has not been included in the earnings per share computations.

Note 3 - Reclassifications

Certain amounts in the fiscal 1996 Condensed Consolidated Financial Statements have been reclassified to conform to fiscal 1997 presentation.

Note 4 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"

During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Due to the timing of the issuance of this pronouncement, management is currently reviewing SFAS 125 to determine the effect, if any, it will have on the financial statements of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on sale of loans and establishes excess servicing as an asset. Excess servicing cashflows are recorded against the excess servicing asset as received over the life of the related securitization.

         Acquisition Volume. The Company currently acquires loans in 45 major metropolitan areas in 25 states from nearly 2,600 manufacturer-franchised auto dealerships. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). The Company continues to expand its operations by entering new cities and signing new dealers in existing markets. Loan acquisition volume had remained relatively level since the third quarter of fiscal 1995, but experienced a large seasonal increase in the fourth quarter of fiscal 1996. First quarter loan acquisitions were lower than in the previous quarter, as expected. Loan acquisitions continue to be stronger than in corresponding periods of prior fiscal years. Prime loan acquisitions increased 21.0% over the same quarter of last year. The non-prime business more than doubled as compared to the same quarter of last year. The Company made some strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its existing markets during the third quarter of fiscal 1996. This strategy was employed in order to improve the average quality of the contracts being purchased. The Company has been able to increase its acquisitions despite the tightening of credit standards. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. These strategies appear to be providing the Company with the desired results, as not only has volume increased, but the implied losses on the more recent loan pools are markedly improved over the 1995 loan pools.

         Gross and Net Spreads. Market interest rates experienced continued decreases over most of fiscal 1996, but began to rebound in March 1996. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, the decrease in market rates during fiscal 1996 resulted in very positive gross and net spreads on the prime securitizations compared to previous years. Likewise, as market rates increased, beginning with the non-prime securitization in March 1996 and the prime securitization in June 1996, compression of net spreads was experienced. Market interest rates had dropped slightly for the first quarter securitization. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Prime loan rates also decreased steadily over fiscal 1996, but increased during the first quarter in response to earlier increases in market rates. Net spreads have experienced steady compression since the first quarter of fiscal 1996. Net spread on the most recent prime securitization was 5.11% compared to 6.12% in the year ago quarter. Although there were compressions in net spreads during fiscal 1996 and the first quarter of fiscal 1997, the net spreads are significantly higher than those in fiscal 1995 and prior years.

         Looking ahead, management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for fiscal 1997. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements ," below.

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

         Portfolio Performance. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net charge-offs on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net loss experience on receivables will be comparable to that set forth below.



                                  September 30, 1996            June 30, 1996              June 30, 1995
                                ---------------------       ---------------------       ---------------------
                                Number of                    Number of                  Number of
                                 Loans         Amount         Loans     Amount           Loans       Amount
Servicing portfolio             155,853    $1,648,523       147,722    $1,548,538       117,837    $1,159,349
Delinquencies
   30-59 days                     1,498        16,605         1,602        17,030         1,169        12,097
   60-89 days                       907        10,650           694         7,629           377         4,124
   90 days or more                  499         6,047           333         3,811            --            --
                                -------    ----------       -------    ----------       -------    ----------
Total delinquencies               2,904        33,302         2,629        28,470         1,546        16,221
Delinquencies as a
   percentage of servicing
     portfolio                     1.86%         2.02%         1.78%         1.84%         1.31%         1.40%

         As indicated in the above table, current delinquency rates showed a slight increase at September 30, 1996 compared to June 30, 1996; however, there was improvement compared to the September 30, 1995, delinquency statistics. Delinquency rates based upon outstanding loan balances of accounts 30 days past due and over were 2.02% at September 30, 1996, compared to 3.06% at September 30, 1995, for the prime servicing portfolio. Delinquency based on the number of receivables 30 days past due and over was 1.86% at September 30, 1996, compared to 2.89% at September 30, 1995. The Company believes the increase in delinquency since June 30, 1996, is attributable primarily to the cyclical nature of the delinquency trends in the business of the Company since delinquencies tend to be higher in the September and December quarters as compared to the March and June quarters. The Company believes that this slight increase is not indicative of a material change in the underlying credit quality of the portfolio.

         Non-prime portfolio delinquency was 3.20% based on outstanding loan balances of accounts 30 days past due and over at September 30, 1996, compared to 3.35% at June 30, 1996, and 4.79% at September 30, 1995. Delinquency based on the number of receivables 30 days past due and over was 3.13%, 3.29%, and 4.49% at September 30, 1996, June 30, 1996, and September 30, 1995, respectively. The Company began acquiring non-prime loans in October 1994. Management expects fluctuations in delinquency rates on the non-prime portfolio as it becomes more seasoned. The non-prime portfolio makes up less than 3.5% of the Company's total servicing portfolio. The Company has historically focused on the prime end of the credit spectrum and will continue to do so.


                                Number of                  Number of                 Number of
                                 Loans         Amount       Loans       Amount        Loans          Amount
                                -------     ----------      -------   ----------     -------       --------
Avg. servicing portfolio        153,203     $1,616,606      132,363   $1,343,770     104,455       $982,875

Gross charge-offs                   986         10,751        3,663       40,815       3,493         28,628
Recoveries                                       4,339                    19,543                     15,258
                                            ----------                ----------                   --------
Net charge-offs                                  6,412                    21,272                     13,370

Gross charge-offs as
     a percentage of
     average servicing
     portfolio                     2.57%          2.66%        2.77%        3.04%       3.34%          2.91%

Recoveries as a % of gross
   charge-offs                                    40.36%                   47.88%                     53.30%

Net charge-offs as a % of avg.
   servicing portfolio                             1.59%*                   1.58%                      1.36%

* Annualized


         As indicated on the table above, quarterly net charge-offs totaled approximately $6.4 million on the prime servicing portfolio. Annualized net charge-offs were 1.59% of the average prime servicing portfolio for the three months ended September 30, 1996, compared to 1.58% for the fiscal year ended June 30, 1996, and 1.73% for the three months ended September 30, 1995. Management believes that the stability of losses results from the fact that loans acquired during late 1994 and early 1995, which have experienced higher loss rates, are nearing or have reached the end of the peak period for credit losses. Company management believes such period to be nine to sixteen months from the date of closing.

         Non-prime net charge-offs totaled approximately $477,000 for the quarter. Annualized net charge-offs were 3.54% of the average Non-prime servicing portfolio for the three months ended September 30, 1996, compared to 2.37% for the fiscal year ended June 30, 1996, and 1.49% for the three months ended September 30, 1995. Management is closely monitoring the performance of the Non-prime portfolio as it matures, and is comfortable with the level of risk in relation to its earning potential.

         Overall, the Company has made strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its markets during the third quarter of fiscal 1996, and the implementation of a scoring matrix in October 1996. The scoring matrix combines the Company's custom score with a credit bureau score in order to improve the average quality o the contracts being acquired. The Company has been able to increase its loan acquisitions despite the tightening of its credit standards. Management continues to focus on controlled growth with an emphasis on credit quality. These strategies appear to be providing the Company with the desired results; not only has loan acquisition volume increased, but the current implied losses on the more recent loan pools are improved over the 1995 loan pools.

         Provisions are made for estimated credit losses in conjunction with each loan sale. The allowance for estimated credit losses is inherent in the excess servicing asset recorded upon sale. Management believes that the allowance for estimated credit losses on securitized loans represents a conservative estimate of potential credit losses. The allowance for estimated credit losses as a percentage of outstanding securitized loans was 3.27% at September compared to 3.22% at June 30, 1996, and 2.27% a year ago.

Results of Operations

         The Company's loan acquisitions increased to $296.6 million for the three months ended September 30, 1996, from $239.8 million for the corresponding quarter of fiscal 1996. The increases resulted primarily from geographic expansion as well as improved market penetration in many markets. Non-prime loan acquisitions totaled $14.2 million for the three months ended September 30, 1996, compared to $7.0 million for the comparable quarter of fiscal 1996. The Company's servicing portfolio increased 33.7% to over $1.7 billion at September 30, 1996, compared to $1.3 billion at September 30, 1995.

         Net earnings for the quarter were up 15.7% compared to the year ago quarter. The increase in net earnings is primarily attributable to improved net interest margin and increased servicing fees.

         Net interest margin increased 85.3% to $3.5 million for the quarter ended September 30, 1996, compared to $1.9 million for the quarter ended September 30, 1995. Interest on loans for the quarter increased 32.9% to $9.2 million compared to $6.9 million for the corresponding quarter of last year. The increase in interest income resulted, in part, from an increase in the average monthly balance of prime loans held for sale to $208.0 million for the quarter ended September 30, 1996, from $156.8 million for the corresponding period ended September, 1995, which was a result of increased loan acquisitions in the quarter ended September 30, 1996, relative to the quarter ended September 30, 1995. The Non-prime portfolio also contributed to the increase in interest income. The Company carried an average of over $23.1 million in non-prime receivables held for sale during the quarter which produced over $1.1 million in interest income. The Company's cost of funds has increased slightly to 7.74% for the three months ended September 30, 1996, from 7.46% for the corresponding period of fiscal 1996. The increase in cost of funds is primarily a result of a slightly higher interest rate environment and the issuance of Senior Subordinated Notes. The Company issued Senior Subordinated Notes with a 9.99% rate in April 1996. The interest cost related to the warehouse facilities (through which loan acquisitions are funded ) is variable and is based on commercial paper rates.

         Gain on sales of loans increased slightly to $6.9 million for the three months ended September 30, 1996, from $6.7 million for the corresponding period ended September 30, 1995. The Company securitized nearly $311.0 million in loans during the first quarter of fiscal 1997, compared to $236.4 million for the first quarter of fiscal 1996. However, net spreads were down 101 basis points compared to the year ago quarter. Net spreads suffered compression due to upward moving market interest rates. There tends to be a lag between changes in market rates of interest (i.e. treasury rates) and automobile rates. Treasury rates sharply increased from the March 1996 securitization to June 1996 securitization (107 b.p.) while contract rates during the same period increased by only 30 b.p. Treasury rates were relatively stable from the June 1996 quarter to the September 1996 quarter securitization; however, contract rates on loans sold in August 1996 (acquired in May, June and July of 1996) had not risen in tandem with treasury rates, thereby effecting a lower gross and net spread on the August securitization

          Servicing fees, net increased 46.9% to $5.8 million for the three months ended September 30, 1996, compared to $4.0 million for the three months ended September 30, 1995. Servicing fees consist of contractual servicing fees (1% on prime securitizations), excess servicing, and excess rebates. The increase in servicing fees, net is primarily a result of the increase in the average securitized loans to more than $1.4 billion for the first quarter of fiscal 1997, compared to just over $1.0 billion for the first quarter of fiscal 1996. Excess rebates were also increased over the prior year.

         Other revenues increased to $934,000 for the three months ended September 30, 1996, from $750,000 for the three months ended September 30, 1995. The increase resulted primarily from increases in late charge fee income.

         Salaries and benefits increased to $3.6 million for the three months ended September 30, 1996, from $2.3 million for the corresponding period ended September 30, 1995. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended September 30, 1996, were 347 compared to 229 for the comparable period ended September 30, 1995. The Company has experienced growth in collections, credit, sales, operations, and support. These increases are in response to, and in anticipation of continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to increased profitability-based incentives during the three months ended September 30, 1996.

         Other expense increased 46.5% to $3.5 million for the three months ended September 30, 1996, from $2.4 million for the three months ended September 30, 1995. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Occupancy and equipment costs were increased as a result of the Company's move to its new headquarters in January 1996. The employee growth experienced by the Company required both additional square footage and furniture and equipment. The Company updated its phone system in conjunction with the move to its new headquarters. The Company obtained new equipment through an operating lease, and implemented a voice messaging system. Additionally, increased telephone usage resulting from an increase in collections staff and collection hours contributed to increased office expense. Although there were increased expenses related to the collections department as a whole (salaries and benefits, equipment, telephone, etc.), there have been notable improvements in both credit loss and delinquency, as described above.

Financial Condition

         Loans, Net and Servicing Portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and dealer premiums. The Company's portfolio of loans, net decreased to $232.4 million at September 30, 1996, from $259.3 million at June 30, 1996. Loan acquisition volume was higher in the three months ended June 30, 1996, than in the three months ended September 30, 1996, as discussed above. The Company had one prime securitization in the quarter ended September 30, 1996, and the quarter ended June 30, 1996, for $311.0 million and $245.1 million of loans, respectively.

         Excess Servicing increased to $89.1 million as of September 30, 1996, from $83.4 million as of June 30, 1996. This balance increased by the amount capitalized upon consummation of the UACSC 1996-C Grantor Trust ("1996-C") prime securitization related to excess servicing and estimated dealer premium rebates. Structuring of the securitization included the sale of an "interest only strip" which generated more cash from the sale, but served to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the return of excess cashflows as received over the three months ended September 30, 1996, related to all outstanding securitizations. The Company made an additional $1.1 million provision to the allowance for estimated credit losses on securitized loans during the first quarter of fiscal 1997. The provision was recorded as a reduction of the gain recognized on the 1996-C securitization. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At September 30, 1996, the allowances, related to both prime and non-prime securitized loans, totaled $48.7 million or 3.27% of the total securitized loan portfolio.

         Spread Accounts increased to $71.5 million at September 30, 1996, from $63.6 million at June 30, 1996. These balances were increased by deposits made monthly from excess servicing cashflows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposit was made in connection with the last few prime transactions as a result of the structuring which utilized alternative credit enhancements in lieu of initial spread account deposits.

         Warehouse Facilities and Notes. The Warehouse Facilities, Senior Notes, and Senior Subordinated Notes constitute the Company's primary funding facilities. The Company issued $110.0 million in 8.53% Senior Notes (Due 2002) in August 1995, in conjunction with the spin-off from its former parent. In April 1996, the Company issued $46 million in 9.99% Senior Subordinated Notes (Due 2003) in a private placement. The balance of the Warehouse Facilities was $164.5 million at September 30, 1996, compared to $187.8 million at June 30, 1996. The decrease in total borrowings was directly related to the decrease in first quarter fiscal 1997 loan acquisitions as compared to the previous quarter ended June 30, 1996.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of loans, (ii) payment of Dealer Premiums, (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under Warehouse Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) interest expense, and
(viii) payment of income taxes. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions, and (vii) sales of interest-only strips. Net cash provided by operating activities increased to $19.9 million for the three months ended September 30, 1996, from $11.3 million for the three months ended September 30, 1995.

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 1997, hedging transactions have required a use of cash of $1.6 million.

         Financing Activities and Credit Facilities. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financings including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and intends to continue to do so. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Facility of up to $50.0 million. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 98.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon origination, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 90.0% of the outstanding principal balance. The advance rate may be reduced to as low as 88.0% (72 monthly payments and less) and 80.0% (greater than 72 monthly payments) if certain financial tests are not met, and/or if a securitization has not been effected in the preceding sixteen weeks. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 80.0% of the outstanding principal balance of eligible loans at the time of purchase. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996. Between securitization transactions, the Company relies primarily on these Warehouse Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Warehouse Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Warehouse Facilities.

         Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the Warehouse Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of fiscal 1997.

         The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, including particularly the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders. The Company is currently negotiating the terms of a $50 million warehouse facility for the funding of its marine portfolio.

Discussion of Forward-Looking Information

         The above discussions contain forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, loan acquisition volume, target spreads, potential credit losses, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1996 which is incorporated herein by this reference.

Other Matters

         During July of 1996, the Company began servicing receivables under agreements with individual dealerships. These agreements provide for the servicing of dealer originated loans for a servicing fee, but do not currently entail any advances by the Company for the purchase of the vehicle. The Company may, however, consider partial funding of loans in conjunction with dealer servicing in the future.

         As a part of its ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as leasing, and other non-auto consumer lending. Additionally, the Company is researching the possibility of expanding its dealer base to include nationally-recognized used rental car outlets which are not manufacturer-franchised dealerships. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to continually search for new products and markets to grow and expand the Company in order to maximize profits and shareholder value.

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits- Exhibits Index appears on Page E-1.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Union Acceptance Corporation

November 14, 1996                           By:    /S/   John M. Stainbrook
                                                  -------------------------
                                                  John M. Stainbrook
                                                  President

November 14, 1996                           By:   /S/   Rick A. Brown
                                                  -------------------
                                                  Rick A. Brown
                                                  VP, Treasurer and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------

    5             Amendment No. 5 to Transfer and Administration Agreement

   27             Financial Data Schedule