Form 10-Q
period 1996-12-31
UNION ACCEPTANCE CORP
filed 1997-02-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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

                   Class                       Outstanding at February 14, 1997

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


                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements :

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1996                                 3

         Condensed Consolidated Statements of Earnings for the Three
         Months and Six Months  Ended  December 31, 1996 and 1995            4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1996 and 1995                         5

         Condensed Consolidated Statement of  Shareholders' Equity for
         Six Months Ended December 31, 1996                                  6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Part II. OTHER INFORMATION                                                  16


         Signatures                                                         17

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Dollars in thousands, except share data

                                                           December 31,     June 30,
                                                               1996           1996
                                                             --------       --------
Assets                                                             (Unaudited)

Cash                                                         $ 12,407       $ 13,459
Restricted cash                                                16,219         14,789
Loans, net                                                    220,077        259,290
Accrued interest receivable                                     2,073          2,127
Furniture and equipment, net                                    2,224          2,026
Excess servicing                                               99,522         83,434
Spread accounts                                                72,644         63,590
Other assets                                                   13,383         12,480
                                                             --------       --------
  Total Assets                                               $438,549       $451,195
                                                             ========       ========

Liabilities

Amounts due under warehouse facilities                       $156,416       $187,756
Long-term debt                                                156,000        156,000
Accrued interest payable                                        4,772          5,820
Amounts due to trusts                                          11,733          7,931
Dealer premiums payable                                         2,944          3,381
Deferred income tax payable                                    13,076          8,357
Other payables and accrued expenses                             2,783          3,326
                                                             --------       --------
  Total Liabilities                                           347,724        372,571
                                                             --------       --------

Shareholders' Equity

Preferred Stock, without par value,
  authorized 10,000,000 shares; none issued
  and outstanding                                                  --             --

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,016,788 and 4,011,358
  shares issued and outstanding                                58,270         58,180

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 9,200,000 shares
  issued and outstanding                                           --             --

Retained earnings                                              32,555         20,444
                                                             --------       --------
  Total Shareholders' Equity                                   90,825         78,624

                                                             --------       --------
  Total Liabilities and Shareholders' Equity                 $438,549       $451,195
                                                             ========       ========



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings
Dollars in thousands, except share data
(Unaudited)


                                      Three Months Ended          Six Months Ended
                                         December 31,                December 31,
                                  -------------------------   -------------------------
                                      1996          1995          1996          1995
                                  -----------   -----------   -----------   -----------
Interest on loans                 $     9,096   $     7,232   $    18,329   $    14,178

Interest on spread accounts and
  restricted cash                       1,545         1,386         3,055         2,756
                                  -----------   -----------   -----------   -----------
  Total interest income                10,641         8,618        21,384        16,934
Interest expense                        6,265         5,556        12,675        10,845
                                  -----------   -----------   -----------   -----------
  Net interest margin                   4,376         3,062         8,709         6,089
Provision for credit losses               993           300         1,848         1,450
                                  -----------   -----------   -----------   -----------
  Net interest margin
         after provision                3,383         2,762         6,861         4,639

Gain on sales of loans, net             7,790         8,483        14,665        15,207
Servicing fees, net                     6,258         2,584        12,084         6,550
Other                                     910           724         1,845         1,474
                                  -----------   -----------   -----------   -----------

  Total revenues                       18,341        14,553        35,455        27,870
                                  -----------   -----------   -----------   -----------

Salaries and benefits                   3,900         3,111         7,532         5,438
Other                                   3,932         2,491         7,447         4,883
                                  -----------   -----------   -----------   -----------

  Total operating expenses              7,832         5,602        14,979        10,321
                                  -----------   -----------   -----------   -----------

Earnings before provision for
  income taxes                         10,509         8,951        20,476        17,549
Provision for income taxes              4,316         3,705         8,365         7,187
                                  -----------   -----------   -----------   -----------

  Net earnings                    $     6,193   $     5,246   $    12,111   $    10,362
                                  ===========   ===========   ===========   ===========


  Earnings per share              $      0.47   $      0.40   $      0.92   $      0.78
                                  ===========   ===========   ===========   ===========


  Weighted average common
        shares outstanding         13,215,515    13,209,173    13,213,437    13,207,398
                                  ===========   ===========   ===========   ===========



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                   Six Months Ended
                                                                     December 31,
                                                               ----------------------
                                                                  1996         1995
                                                               ---------    ---------
Cash flows from operating activities:

  Net earnings                                                 $  12,111    $  10,362

    Adjustments  to  reconcile  net  earnings
     to net cash  provided  (used)  by
     operating activities:
      Gain on sales of loans                                     (22,526)     (19,914)
      Dealer premiums paid in excess of dealer premium
        rebates received on loans held for sale                  (28,355)     (23,331)
      Return of excess servicing cashflows                        18,074       19,963
      Provision for credit losses                                  1,848        1,450
      Spread accounts                                             (9,054)      (4,738)
      Amortization and depreciation                                1,860        1,354
      Restricted cash                                             (1,430)      (5,768)
      Other assets and accrued interest receivable                (3,473)      (2,019)
      Amounts due to trusts                                        3,802          892
      Other payables and accrued expenses                          3,218        8,677
      Loan acquisitions in excess of liquidations               (588,707)    (414,238)
      Securitization of loans held for sale                      625,192      441,960
      Proceeds on sale of interest only strip                     18,293       12,708
                                                               ---------    ---------
        Net cash provided  by operating activities                30,853       27,358
                                                               ---------    ---------

Cash flows used in investing activities:
  Purchase of fixed assets                                          (561)        (398)
                                                               ---------    ---------

Cash flows provided (used) in financing activities:
  Net change in Due to Union Federal, including
    regulatory equity distribution                                    --     (337,423)
  Net change in warehouse facilities                             (31,340)     145,862
  Proceeds from issuance of senior notes                              --      110,000
  Payment of borrowing fees                                           (4)      (1,835)
  Net proceeds from issuance of common stock                          --       58,000
                                                               ---------    ---------
        Net cash used by financing activities                    (31,344)     (25,396)
                                                               ---------    ---------

Change in cash                                                    (1,052)       1,564

Cash, beginning of period                                         13,459        9,483
                                                               ---------    ---------


Cash, end of period                                            $  12,407    $  11,047
                                                               =========    =========

Supplemental disclosures of cash flow information:
                                           Income taxes paid   $   4,200    $   5,970
                                                               =========    =========

                                               Interest paid   $  13,399    $   7,129
                                                               =========    =========


See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended December 31, 1996
(Dollars in thousands, except share data)
(Unaudited)



                                          Number of Common Stock                                           Total
                                           Shares Outstanding                Common        Retained     Shareholders'
                                     Class A                   Class B       Stock         Earnings        Equity
                                    ----------------------------------       -------       --------     -------------
Balance at June 30, 1996            4,011,358                9,200,000       $58,180        $20,444        $78,624
Shares Issued                           5,430                        -            90              -             90
Net Earnings                                -                        -             -         12,111         12,111
                                    ---------                ---------       -------        -------        -------
Balance at December 31, 1996        4,016,788                9,200,000       $58,270        $32,555        $90,825
                                    =========                =========       =======        =======        =======


See accompanying notes to condensed consolidated financial statements.

Union Acceptance  Corporation and Subsidiaries
Notes to Condensed  Consolidated Financial Statements
For the Six Months Ended December 31, 1996 and December 31, 1995
(Unaudited)

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

Note 2 - Earnings Per Share

The initial public offering was completed on August 7, 1995. Earnings per share for the six months ended December 31, 1995, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is less than three percent dilutive and has not been included in the earnings per share computations.

Note 3 - Excess Servicing

Excess servicing is as follows (in thousands) at:


                                                 December 31,1996    June 30,1996
                                                 ----------------    ------------
Estimated value of excess servicing
  cash flows, net of estimated prepayments          $   136,088       $   112,564
Allowance for estimated credit losses
  on securitized loans                                  (55,197)          (43,516)
Discount to present value                               (12,464)           (9,535)
                                                    -----------       -----------
                                                         68,427            59,513
Accrued interest on securitized loans                    12,922            10,454
Estimated dealer premium rebates                         18,173            13,467
                                                    -----------       -----------
                                                    $    99,522       $    83,434
                                                    ===========       ===========

Outstanding balance of loans serviced
  through securitized trusts                        $ 1,622,684       $ 1,351,480
Allowance for estimated credit losses
  as a percentage of securitized loans serviced            3.40%             3.22%

Union Acceptance Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 1996 and December 31, 1995
(Unaudited)


Note 4 - Reclassifications
Certain amounts in the fiscal 1996 Condensed Consolidated Financial Statements have been reclassified to conform to fiscal 1997 presentation.

Note 5 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"

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

         Acquisition Volume. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile. The Company currently acquires loans in 27 states from nearly 2,900 manufacturer-franchised auto dealerships ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Nearly 800 of the Company's dealerships participate in the Non-prime program, PAC. The Company continues to expand its operations by entering new cities and signing new dealers in existing markets. Loan acquisitions continue to be stronger than in corresponding periods of prior fiscal years. Prime loan acquisitions increased 49.8% over the same quarter of last year, and were up 4.9% over the prior quarter. Non-prime loan acquisitions were $10.9 million and $25.2 million for the three and six months ended December 31, 1996, respectively. Non-prime loans represented approximately 3.5% and 4.2% of total loans acquired for the three and six months ended December 31, 1996, respectively. The Company's marine lending program generated approximately $917 thousand and $1.6 million for the three and six months ended December 31, 1996. The Company has historically focused it efforts and resources towards the prime auto segment, and will continue to do so in the future despite expanding its operations to include other products and programs. Management believes that there is much potential for growth in the prime auto segment.

         The Company has been able to increase its loan acquisitions despite the tightening of credit standards. Policy changes implemented during the third quarter of fiscal 1996 included an increase in cut-off scores in several markets where losses were running at 2.50% (loss to liquidation) or greater over the life of the pools. This strategy was employed in order to improve the overall average quality of the contracts being purchased. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. These strategies appear to be providing the Company with the desired results; not only has volume increased steadily over the last fiscal year, but the implied loss statistics as of December 31, 1996, indicated that the 1996 loan pools were performing better than the 1995 loan pools with respect to delinquency and credit loss statistics.

         Gross and Net Spreads. Market interest rates had experienced continued decreases over most of fiscal 1996, but began to rebound in March 1996. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, the decrease in market rates during fiscal 1996 resulted in very favorable gross and net spreads on the prime securitizations compared to previous years. Likewise, as market rates increased, beginning with the non-prime securitization in March 1996 and the prime securitization in June 1996, there was a compression of net spreads. Market interest rates dropped slightly for the first and second quarter securitizations, while loan rates were still rising as a result of earlier market interest rate increases (due to the lag as discussed above). The gross spread on the second quarter securitization was 7.39%, 38 b.p. lower than the same quarter of last year, but 57 b.p. higher than in the first quarter securitization. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spread on the most recent prime securitization (November 1996) was 5.37% compared to 6.04% compared to a year ago quarter, and 5.11% in the first quarter securitization (August 1996). The net spreads on securitization transactions had experienced steady compression since the first quarter of fiscal 1996, but have rebounded slightly in the second quarter securitization (27 b.p. over the first quarter securitization), and have continued to be significantly higher than those spreads realized in fiscal 1995 and prior years.

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



                                  December 31, 1996            June 30, 1996             December 31, 1995
                                ---------------------       ---------------------       ---------------------
                                Number of                    Number of                  Number of
                                 Loans         Amount         Loans     Amount           Loans       Amount
Servicing portfolio             165,270    $1,766,525       147,722    $1,548,538       129,997    $1,308,780
Delinquencies
   30-59 days                     1,743        18,973         1,602        17,030         1,684        18,104
   60-89 days                     1,235        14,388           694         7,629           771         8,702
   90 days or more                  892        10,744           333         3,811           565         6,582
                                -------    ----------       -------    ----------       -------    ----------
Total delinquencies               3,870        44,105         2,629        28,470         3,020        33,388
Delinquencies as a
   percentage of servicing
     portfolio                     2.34%         2.50%         1.78%         1.84%         2.32%         2.55%


         As indicated by the above table, delinquency rates improved slightly over the same quarter of last year. Delinquency rates based upon outstanding loan balances of accounts 30 days past due and over were 2.50% at December 31, 1996, compared to 2.55% at December 31, 1995, for the prime servicing portfolio. Delinquent accounts, however, increased from 2.02% at September 30, 1996 and 1.84% at June 30, 1996. The increased delinquency over the September 1996 quarter is partially due to an increase in bankrupt accounts which are included in delinquency statistics pending resolution. Over 40% percent of the increase in delinquency relates to these bankrupt accounts.

         Non-prime portfolio delinquency was 3.79% based on outstanding loan balances of accounts 30 days past due and over at December 31, 1996, compared to 3.35% at June 30, 1996, and 2.75% at December 31, 1995. Delinquency based on the number of receivables 30 days past due and over was 3.57%, 3.29%, and 2.69% at December 31, 1996, June 30, 1996, and December 31, 1995, respectively. The Company began acquiring non-prime loans in October 1994. Management expects fluctuations in delinquency rates on the non-prime portfolio as it becomes more seasoned. Additionally, the increase in delinquency is due, in part, to a more strict application of the Company's deferral policy primarily through the reduction of discretionary deferrals under such policy. To date, the portfolio is performing within the ranges anticipated by the Company. The non-prime portfolio makes up only approximately 3.5% of the Company's total servicing portfolio. The Company has historically focused on the prime end of the credit spectrum and will continue to do so.

                                   Six Months Ended          Fiscal Year Ended        Fiscal Year Ended
                                   December 31, 1996            June 30, 1996            June 30, 1995
                                ----------------------     ---------------------     ----------------------
                                Number of                  Number of                 Number of
                                 Loans         Amount       Loans       Amount        Loans          Amount
                                -------     ----------      -------   ----------     -------       --------
Avg. servicing portfolio        157,815     $1,674,077      132,363   $1,343,770     104,455       $982,875

Gross charge-offs                 2,254         24,895        3,663       40,815       3,493         28,628
Recoveries                                       9,646                    19,543                     15,258
                                            ----------                ----------                   --------
Net charge-offs                                 15,249                    21,272                     13,370

Gross charge-offs as
     a percentage of
     average servicing
     portfolio                     2.86%          2.97%*       2.77%        3.04%       3.34%          2.91%

Recoveries as a % of gross
   charge-offs                                   38.75%                    47.88%                     53.30%

Net charge-offs as a % of avg.
   servicing portfolio                            1.82%*                    1.58%                      1.36%

* Annualized

         As indicated in the table above, annualized net charge-offs as a percentage of the average servicing portfolio were 1.82% for the six months ended December 31, 1996, compared to 1.58% for the year ended June 30, 1996, and 1.59% for the six months ended December 31, 1995.

         Portfolio performance continues to be within the parameters of management's expectations despite its recent increases in delinquency and net charge-offs. The level of credit loss risk is gauged against the potential for profit in the underwriting process. Management has implemented various collections and underwriting changes throughout the year in order to improve portfolio performance, and continues to monitor closely the performance of the portfolio, and its response to policy changes.

         Although net charge-off percentages have experienced an upturn, the gross charge-off rates have been relatively stable at around 3.00%. Recovery rates with respect to the prime servicing portfolio have declined from 53.30% for fiscal 1995 to 47.88% for fiscal 1996 and are at 38.75% for fiscal 1997 to date. Management attributes the decline to a softening in current used car prices. Management is working to improve the recovery percentage by refocusing on its recovery efforts.

         Non-prime net charge-offs totaled approximately $548,000 for the quarter. Annualized net charge-offs were 3.51% of the average Non-prime servicing portfolio for the six months ended December 31, 1996, compared to 2.37% for the fiscal year ended June 30, 1996, and 2.22% for the six months ended December 31, 1995. Management is closely monitoring the performance of the Non-prime portfolio as it matures, and is comfortable with the level of risk in relation to its earning potential.

         Overall, the Company has made strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its markets during the third quarter of fiscal 1996, and the implementation of a scoring matrix in October 1996. Adjustments with respect to cut-off scores were made in markets whose implied loss statistics indicated losses at 2.50% or above on a static pool basis. The new scoring matrix combines the Company's custom score with a credit bureau score with the intent of improving the average quality of the contracts being acquired. The Company has been able to increase its loan acquisitions despite the tightening of its credit standards. Management continues to focus on controlled growth with an emphasis on credit quality. These strategies appear to be providing the Company with the desired results as the implied loss statistics as of December 31, 1996, indicated that the 1996 loan pools were improved over the 1995 loan pools.

         Provisions are made for estimated credit losses in conjunction with each loan sale. The allowance for estimated credit losses is inherent in the excess servicing asset recorded upon sale. Management believes that the allowance for estimated credit losses on securitized loans represents an appropriate estimate of potential credit losses. However, the adequacy of such provisions cannot be determined with certainty as many factors exist which could result in credit losses materially different from management's original estimates. The allowance for estimated credit losses as a percentage of outstanding securitized loans was 3.40% at December 31, 1996 compared to 3.22% at June 30, 1996, and 2.45% at December 31, 1995.

Results of Operations

         Net earnings for the three months and six months ended December 31, 1996 were up 18.1% and 16.9% respectively, compared to the three months and six months ended December 31, 1995. The increase in net earnings is primarily attributable to improved net interest margins and increased servicing fees. The Company's total loan acquisitions for the quarter increased by 49.5% compared to the same quarter of last year. Year to date loan acquisitions are up 35.6% over the comparable periods of fiscal 1996. The servicing portfolio reached over $1.8 billion, a 36.5% increase over a year ago.

         Net interest margin after provision increased 22.5% to $3.4 million and 47.9% to $6.9 million for the three months and six months ended December 31, 1996, respectively, compared to $2.8 million and $4.6 million for the three months and six months ended December 31, 1995. The increase in interest income resulted from an increase in the average monthly balance of prime loans held for sale to $213.5 million for the quarter ended December 31, 1996, from $154.0 million for the corresponding period ended December 1995, which was a result of increased loan acquisitions in the quarter ended December 31, 1996, relative to the quarter ended December 31, 1995. Total interest expense for the three and six months ended December 31, 1996, was greater than in the corresponding periods of the prior fiscal year as a result of increased average outstanding borrowings (due to increased loan acquisitions and the issuance of 9.99% Senior Subordinated Debt in April 1996). However, interest expense as a percentage of the average outstanding borrowings has decreased. The relative decrease in interest expense is a result of the complete amortization of upfront fees paid in connection with the warehouse facilities in fiscal 1996; because the warehouse facility agreements provided for a term of one year subject to renewal, the Company amortized all upfront costs over the first year. The warehouse facilities have subsequently been renewed. The ongoing interest costs related to the warehouse facilities (through which loan acquisitions are funded ) are variable and are based on commercial paper rates.

         Gain on sales of loans decreased slightly to $7.8 million and $14.7 million for the three and six months ended December 31, 1996, respectively, from $8.5 million and $15.2 million for the corresponding periods ended December 31, 1995. The Company securitized nearly $311.0 million in loans during the first quarter and $314.2 million (including $31.1 million in a non-prime securitization) in the second quarter of fiscal 1997, compared to $236.4 million and $205.5 million and for the first and second quarters of fiscal 1996. Although the volume of loans securitized was increased over prior periods, the net spreads were slightly less favorable than in the same periods of fiscal 1996. However, net spread in the second quarter securitization did improve to 5.37% from 5.11% in the previous quarter. Net spreads had suffered compressions throughout fiscal 1996 due to upward moving market interest rates. There tends to be a lag between changes in market rates of interest (i.e. treasury rates) and automobile rates. Treasury rates fell from the first quarter's securitization (21 b.p.) while weighted average contract rates on prime loans sold in the most recent securitization during the same period increased by 27 b.p. in response to earlier increases in market rates due to the lag as discussed above. The decrease in treasury rates coupled with the increase in loan rates on the most recently securitized portfolio served to increase the net spread realized on the second quarter transaction. The securitization of $31.1 million in non-prime receivables yielded nearly $1.9 million in gain on sales of loans. The decrease in gain on sales of loans is also due, in part, to the effect of the additional general reserves recorded by the Company in the first and second quarters of fiscal 1997. Additional reserves of $1.1 million and $2.6 million were recorded in the first and second quarters of fiscal 1996, respectively.

          Servicing fees, net increased to $6.3 million and $12.1 million for the three and six months ended December 31, 1996, respectively, compared to $2.6 million and $6.6 million for the corresponding periods ended December 31, 1995. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the accretion of discount on excess servicing cashflows, and excess rebates. Increased servicing fees were primarily a result of the increase in the average securitized loans of approximately 35% for the three and six months ended December 31, 1996 as compared to the same periods of the previous year. The increase in servicing fees, net during the second quarter of fiscal 1997 is also partially a result of the timing of excess servicing cash flows. Previously, actual excess servicing cash flows were recorded as income in the period received and offset by scheduled amortization of excess servicing. The timing of cash collections in respect of securitized loans during the second quarter of last fiscal year caused servicing fees, net for that quarter to be artificially low; the effect was to shift servicing fees into the third quarter of fiscal

1996. As a result, the method for recording the receipt of excess servicing cash flows was changed in the fourth quarter of fiscal 1996 to improve the matching of excess servicing cash flows with amortization.

         Other revenues increased to $910,000 and $1.8 million for the three and six months ended December 31, 1996, respectively, from $724,000 and $1.5 million for the three and six months ended December 31, 1995. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from increases in late charge fee income. The increase is mainly due to the increased size of the servicing portfolio, but also due to increased delinquent accounts. Late charge income is not accrued, but is recorded as income when received.

         Salaries and benefits increased 25.4% to $3.9 million and 38.5% to $7.5 million for the three and six months ended December 31, 1996, respectively, from $3.1 million and $5.4 million for the corresponding periods ended December 31, 1995. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three and six months ended December 31, 1996, were 373 and 360, respectively, compared to 263 and 246 for the comparable periods ended December 31, 1995. The Company has experienced growth in collections, credit, sales, operations, and support personnel. These increases are in response to, and in anticipation of, continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due, in part, to increased profitability-based incentive payments made during the three and six months ended December 31, 1996.

         Other expense increased 57.8% to $3.9 million and 52.5% to $7.4 million for the three and six months ended December 31, 1996, respectively, from $2.5 million and $4.9 million for the three and six months ended December 31, 1995. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume, and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio increased during the three and six months ended December 31, 1996, compared to the same periods of fiscal 1996.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net decreased to $220.1 million at December 31, 1996, from $259.3 million at June 30, 1996. Loan acquisition volume was higher in the quarter ended June 30, 1996, than in the quarter ended December 31, 1996, as a result of seasonal fluctuations. The Company effected one prime and one non-prime securitization in the quarter ended December 31, 1996, and one prime securitization for the quarter ended June 30, 1996, for $314.2 million and $245.1 million of loans, respectively.

         Excess Servicing increased to $99.5 million as of December 31, 1996, from $83.4 million as of June 30, 1996. This balance increased by the amount capitalized upon consummation of the UACSC 1996-C and 1996-D Auto Trusts ("1996-C" and "1996-D") related to excess servicing and estimated dealer premium rebates, and excess servicing related to the non-prime securitization effected in December 1996. Structuring of the prime securitizations included the sale of "interest only strips" which generated more cash from the sale, but served to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the return of excess cashflows as received over the six months ended December 31, 1996, related to all outstanding securitizations. The Company made an additional $1.1 million provision to the allowance for estimated credit losses on securitized loans during the first quarter and $2.6 million during the second quarter of fiscal 1997. The provision was charged to gain on sales of loans. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At December 31, 1996, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $55.2 million or 3.40% of the total securitized loan portfolio.

         Spread Accounts increased to $72.6 million at December 31, 1996, from $63.6 million at June 30, 1996. These balances were increased by deposits made monthly from excess servicing cashflows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposit was made in connection with the last several prime transactions as a result of the structuring which utilized alternative credit enhancements (i.e. surety bonds) in lieu of initial spread account deposits.

         The Warehouse Facilities, Senior Notes, and Senior Subordinated Notes constitute the Company's primary funding facilities. The Company issued $110.0 million in 8.53% Senior Notes (Due 2002) in August 1995, in conjunction with the spin-off from its former parent. In April 1996, the Company issued $46 million in 9.99% Senior Subordinated Notes (Due 2003) in a private placement. The balance of the Warehouse Facilities was $156.4 million at December 31, 1996, compared to $187.8 million at June 30, 1996. The decrease in total borrowings is due to the relative decrease in second quarter fiscal 1997 loan acquisitions as compared to the quarter ended June 30, 1996. Additionally, the Company has realized additional liquidity by utilizing alternative credit enhancement features in its securitizations as discussed above, and by deferring a portion of the gain on sales of loans for income tax purposes.

         The net deferred income taxes payable totaled $13.1 million at December 31, 1996 compared to $8.4 million at June 30, 1996. The increase is a result of the deferral of a portion of the gain on sales of loans for the securitizations effected during the first and second quarters of fiscal 1997 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of loans, (ii) payment of Dealer Premiums, (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under Warehouse Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) interest expense, and
(viii) payment of income taxes. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions, and (vii) sales of interest-only strips. Net cash provided by operating activities increased to $30.9 million for the six months ended December 31, 1996, from $27.4 million for the six months ended December 31, 1995.

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first and second quarters of fiscal 1997, hedging transactions have required a use of cash of $5.1 million.

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

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Facility of up to $50.0 million. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 98.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon origination, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 90.0% of the outstanding principal balance. The advance rate may be reduced to as low as 88.0% (72 monthly payments and less) and 80.0% (greater than 72 monthly payments) if certain financial tests are not met, and/or if a securitization has not been effected in the preceding sixteen weeks. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 80.0% of the outstanding principal balance of eligible loans at the time of purchase. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996. Between securitization transactions, the Company relies primarily on the Warehouse Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Warehouse Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Warehouse Facilities.

         Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the Warehouse Facilities described above, future earnings, and periodic securitization of loans could provide the necessary capital and liquidity for its operations during the remainder of fiscal 1997; however, it is management's intent to take full advantage of favorable market conditions to raise additional working capital as they occur. In fact, the Company is currently planning to issue additional senior debt in the third quarter of fiscal 1997, and is also currently negotiating the terms of a $50 million Warehouse Facility for the funding of its marine portfolio. There can be no assurance, however, that such senior debt will be issued or that such Warehouse Facility will be consummated.

         The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, including particularly the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to raise additional capital including equity securities or additional debt in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

Other Matters

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

Part II.          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, on October 23, 1996, the following members were elected to the Board of Directors.

                                 Affirmative               Votes
                                    Votes                 Withheld
Howard L. Chapman                 45,024,971                  580
John M. Davis                     45,024,971                  580
Fred M. Fehsenfeld                44,974,971               80,580
Donald A. Sherman                 45,024,971                  580
John M. Stainbrook                45,025,171                  380
Jerry D. Von Deylen               45,025,171                  380
Richard D. Waterfield             45,025,171                  380
Thomas M. West                    45,024,971                  580

The following proposals were approved at the Company's Annual Meeting on October 23, 1996:

Ratification of appointment of auditors. KPMG Peat Marwick, LLP was retained as the Company's auditors for the fiscal year 1997. The votes were as follows:
45,024,501 Affirmative Votes; 950 Negative Votes; and 100 Votes Abstained.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits    -  The following Exhibits are filed as a part of this
                              report:

               Exhibit 4.1 -  Amendment  No. 6 to  Transfer  and  Administration
                              Agreement between Union Acceptance Funding Corporation, Union Acceptance Corporation and Enterprise Funding Corporation, dated as of December 23, 1996

               Exhibit 4.2 -  Amendment  No. 3 to  Transfer  and  Administration
                              Agreement between Perfomrance Funding Corporation, Union Acceptance Corporation and Enterprise Funding Corporation dated as of December 23, 1996

               Exhibit 27 -   Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Union Acceptance Corporation
February 14, 1997                  By:       /S/   Rick A. Brown
                                            ------------------------------------
                                   Rick A. Brown
                                   VP, Treasurer and Chief Financial Officer