Form 10-Q
period 1997-03-31
UNION ACCEPTANCE CORP
filed 1997-05-15
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                                    or

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
 (State or other jurisdiction                   (I.R.S. Employer Identification
  of incorporation or organization)                          Number)



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

                     Class                         Outstanding at May 14, 1997

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


                                                                         Page
Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements :

         Condensed Consolidated Balance Sheets as of
         March 31, 1997 and June 30, 1996                                  3

         Condensed Consolidated Statements of Earnings for the Three
         and Nine Months  Ended  March 31, 1997 and 1996                   4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996                         5

         Condensed Consolidated Statement of  Shareholders' Equity for
         the Nine Months Ended March 31, 1997                              6

         Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II.          OTHER INFORMATION                                       16


         Signatures                                                       17

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Dollars in thousands, except share data

                                                       March 31,            June 30,
                                                         1997                1996
                                                      -------------------------------
Assets                                                (Unaudited)

Cash                                                    $ 73,442            $ 13,459
Restricted cash                                           16,212              14,789
Loans, net                                               189,465             259,290
Accrued interest receivable                                1,650               2,127
Furniture and equipment, net                               2,114               2,026
Excess servicing                                         107,649              83,434
Spread accounts                                           71,498              63,590
Other assets                                              17,399              12,480
                                                        ------------------------------
  Total Assets                                          $479,429            $451,195
                                                        ==============================

Liabilities

Amounts due under warehouse facilities                  $127,218            $187,756
Long-term debt                                           221,000             156,000
Accrued interest payable                                   2,212               5,820
Amounts due to trusts                                     14,626               7,931
Dealer premiums payable                                    1,182               3,381
Deferred income tax payable                               16,640               8,357
Other payables and accrued expenses                        3,308               3,326
                                                        ------------------------------
  Total Liabilities                                      386,186             372,571
                                                        ------------------------------

Shareholders' Equity

Preferred Stock, without par value,
  authorized 10,000,000 shares; none issued
  and outstanding                                              -                   -

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,016,788 and 4,011,358
  shares issued and outstanding                           58,270              58,180

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 9,200,000 shares
  issued and outstanding                                       -                   -


Net unrealized loss on excess servicing, net of tax      (3,891)                   -
Retained earnings                                         38,864              20,444
                                                        ------------------------------
  Total Shareholders' Equity                              93,243              78,624

                                                        ------------------------------
  Total Liabilities and Shareholders' Equity            $479,429            $451,195
                                                        ==============================



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings
Dollars in thousands, except share data

(Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                             March 31,                        March 31,
                                                   -----------------------------    -------------------------------
                                                       1997             1996            1997             1996
                                                   -----------------------------    -------------------------------
Interest on loans                                   $     7,685     $     6,732     $    26,014        $    20,910

Interest on spread accounts and
  restricted cash                                         1,654           1,317           4,709              4,073
                                                     ---------------------------     -----------------------------
  Total interest income                                   9,339           8,049          30,723             24,983
Interest expense                                          6,118           5,359          18,793             16,204
                                                     ---------------------------     -----------------------------
  Net interest margin                                     3,221           2,690          11,930              8,779
Provision for credit losses                               1,180             600           3,028              2,050
                                                     ---------------------------     -----------------------------
  Net interest margin
         after provision                                  2,041           2,090           8,902              6,729

Gain on sales of loans                                    8,283           7,760          22,948             22,967
Servicing fees, net                                       6,860           4,796          18,944             11,346
Other                                                     1,011             798           2,856              2,271
                                                     ---------------------------     -----------------------------
  Total revenues                                         18,195          15,444          53,650             43,313
                                                     ---------------------------     -----------------------------

Salaries and benefits                                     4,065           3,232          11,597              8,611
Other                                                     3,480           3,426          10,927              8,368
                                                     ---------------------------     -----------------------------
  Total operating expenses                                7,545           6,658          22,524             16,979
                                                     ---------------------------     -----------------------------

Earnings before provision for
  income taxes                                           10,650           8,786          31,126             26,334
Provision for income taxes                                4,341           3,473          12,706             10,659
                                                     ---------------------------     -----------------------------

  Net earnings                                      $     6,309     $     5,313     $    18,420        $    15,675
                                                    ============================    ==============================

  Net earnings per share                            $      0.48     $      0.40     $      1.39        $      1.19
                                                    ============================    ==============================

  Weighted average number of
      common shares outstanding                      13,216,788      13,211,358      13,214,554         13,208,718
                                                    ============================    ==============================



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                           -----------------------------------------
                                                                                   1997                  1996
                                                                           --------------------     ----------------
Cash flows from operating activities:

  Net earnings                                                                $   18,420                $   15,675

    Adjustments  to  reconcile  net  earnings to
      net cash  provided by operating activities:
      Gain on sales of loans                                                     (32,693)                  (31,882)
      Dealer premiums paid in excess of dealer premium
        rebates received on loans held for sale                                  (43,014)                  (35,156)
      Return of excess servicing cashflows                                        19,779                    31,671
      Provision for credit losses                                                  3,028                     2,050
      Spread accounts                                                             (7,908)                   (3,323)
      Amortization and depreciation                                                2,719                     3,308
      Restricted cash                                                             (1,423)                  (14,961)
      Other assets and accrued interest receivable                                (3,352)                   (6,624)
      Amounts due to trusts                                                        6,695                    12,328
      Other payables and accrued expenses                                          4,747                    11,861
      Loan acquisitions in excess of liquidations                               (854,758)                 (667,103)
      Securitization of loans held for sale                                      918,540                   679,496
      Proceeds on sale of interest only strip                                     25,979                    19,383
                                                                               -----------               -----------
        Net cash provided  by operating activities                                56,759                    16,723
                                                                               -----------               -----------

Cash flows used in investing activities:
  Purchase of fixed assets                                                          (664)                   (1,136)
                                                                               -----------               -----------

Cash flows provided (used) in financing activities:
  Net change in Due to Union Federal, including
    regulatory equity distribution                                                     -                  (337,423)
  Net change in warehouse facilities                                             (60,538)                  159,435
  Proceeds from issuance of senior notes                                          65,000                   110,000
  Payment of borrowing fees                                                         (574)                   (2,886)
  Net proceeds from issuance of common stock                                           -                    58,000
                                                                               -----------               -----------
        Net cash provided/(used) by financing activities                           3,888                   (12,874)
                                                                               -----------               -----------

Change in cash                                                                    59,983                     2,713

Cash, beginning of period                                                         13,459                     9,483
                                                                               -----------               -----------


Cash, end of period                                                           $   73,442                $   12,196
                                                                               ===========               ===========

Supplemental disclosures of cash flow information:
                                           Income taxes paid                  $    4,277                $    5,540
                                                                               ===========               ===========

                                               Interest paid                  $   21,983                $   13,862
                                                                               ===========               ===========

See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended March 31, 1997
(Dollars in thousands, except share data)
(Unaudited)


                       Number of Common                                                   Net
                      Shares Outstanding                                              Unrealized

                                                                                       Loss on Excess           Total
                                                        Common         Retained          Servicing,         Shareholders'
                     Class A          Class B           Stock           Earnings         Net of Tax            Equity
Balance at
June 30, 1996           4,011,358       9,200,000           $58,000        $20,444                    -             $78,624
Shares issued               5,430               -                90              -                    -                  90
Net earnings                    -               -                 -         18,420                    -              18,420
                  -----------------------------------------------------------------------------------------------------------
                        4,016,788       9,200,000            58,270         38,864                    -              97,134

Unrealized loss on
excess servicing,
net of tax                      -               -                 -              -              (3,891)             (3,891)
                  -----------------------------------------------------------------------------------------------------------
Balance at
March 31, 1997          4,016,788       9,200,000           $58,270        $38,864             ($3,891)             $93,243
                  ===========================================================================================================



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 1997 and March 31, 1996
(Unaudited)

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

The condensed consolidated financial statements for the interim period have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

Note 2 - Earnings Per Share

Earnings per share for the nine months ended March 31, 1997 were computed by dividing the net earnings by the average number of common shares outstanding for the period. Earnings per share for the nine months ended March 31, 1996 were computed by dividing net earnings by the average number of common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is less than three percent dilutive and has not been included in the earnings per share computations.

Note 3 - Excess Servicing

Excess servicing is as follows (in thousands) at:

                                                           March 31, 1997                 June 30, 1996
                                                           --------------                 --------------
Estimated value of excess servicing cash
  flows, net of estimated prepayments                            $146,657                      $112,564
Allowance for estimated credit losses                             (51,750)                      (43,516)
Estimated dealer premium rebates                                   20,493                        13,467
Discount to present value                                         (13,554)                       (9,535)
                                                  -------------------------------------------------------
                                                                  101,846                        72,980

Accrued interest on securitized loans                              12,343                        10,454
Unrealized loss on excess servicing                                (6,540)                            -
                                                  -------------------------------------------------------
Excess servicing                                                 $107,649                       $83,434
                                                  =======================================================

Outstanding balance of loans serviced
  through securitized trusts                                   $1,727,322                    $1,351,480
Allowance for estimated credit losses as
   a percentage of securitized loans serviced                       3.00%                         3.22%

Union Acceptance Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 1997 and March  31, 1996
(Unaudited)


Note 4 - Reclassifications

Certain amounts in the fiscal 1996 Condensed Consolidated Financial Statements have been reclassified to conform to fiscal 1997 presentation.

Note 5 - Current Accounting Pronouncements

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

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted SFAS 125 on January 1, 1997. This pronouncement prescribes methodology for recognition of gain on sales of loans, as well as the valuation of the retained interests (or "excess servicing" ). Adjustments to market value based upon the valuation in accordance with SFAS 125 will be recorded, net of tax, as a separate component of shareholders' equity until realized. The implementation of SFAS 125 did not have a significant effect on the Company's accounting for gain on sales of loans. However, as a result of the adoption of SFAS 125, the Company recognized an unrealized loss on the valuation of its excess servicing which is defined as an "available for sale security" under the provisions of SFAS 125.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The traditional presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods after December 15, 1997, and earlier application is not permitted. Management does not expect earnings per share to change materially as a result of this pronouncement as the effect of unexercised stock options are less than three percent dilutive, and have not been included in the earnings per share computations for historical periods.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 provides guidance for disclosure regarding dividend policies, voting rights, liquidation preferences and other miscellaneous items related to capital structure. This Statement is effective for reporting periods ending after December 15, 1997. There may be disclosure requirements which apply to the Company as a result of this pronouncement for the fiscal year ended June 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated primarily by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes excess servicing as an asset. Excess servicing cashflows are recorded against the excess servicing asset as received over the life of the related securitization.

         Acquisition Volume. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile. The Company currently acquires loans in 27 states from over 3,000 manufacturer- franchised auto dealerships ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Nearly 900 of the Company's dealerships participate in the Non-prime program, PAC. The Company continues to expand its operations by entering new cities, and by signing new dealers in existing markets. Total loan acquisitions for the three months ended March 31, 1997, increased 9.1% to $279.8 million over the same quarter of last year, and increased 25.9% to $883.9 million for the nine months ended March 31, 1997, over the same period of last year. The Company tightened its credit standards during the third quarter of fiscal 1997 (described below). These underwriting changes will most likely have the effect of decreasing loan acquisition growth on a short-term basis. Third quarter loan acquisitions were lower than the second quarter of fiscal 1997, and fourth quarter acquisitions are expected to be lower than the fourth quarter of fiscal 1996.

         Underwriting changes implemented prior to the beginning of fiscal 1997 included an increase in cut-off scores in several markets where losses were running at 2.50% or greater over the life of the pools. Additionally, the Company made significant policy changes during the third quarter of fiscal 1997 including the implementation of a new Risk Scorecard, and an increase in required discretionary income and total income thresholds. These strategies were employed in order to improve the overall average quality of the contracts being purchased. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. Company management will carefully evaluate the impact of these underwriting changes on the performance of the portfolio, and continue to make improvements to both the underwriting and collection policies in an effort to achieve an acceptable level of credit losses, and hence, the desired level of profitability. See "Discussion of Forward-Looking Statements" below.

         Non-prime loans represented approximately 3.1% and 3.8% of total loans acquired for the three and nine months ended March 31, 1997, respectively. The Company's marine lending program generated approximately $1.8 million and $3.4 million of loan acquisitions for the three and nine months ended March 31, 1997. The Company has historically focused its efforts and resources towards the prime auto segment, and will continue to do so in the future despite expanding its operations to include other products and programs. Management believes that there is substantial growth potential in the prime auto segment.

         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 1997 were 6.96% and 5.43%, respectively. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads on securitization transactions experienced steady compressions beginning in the first quarter of fiscal 1996 as a result of the lag between changes in market interest rates and loan rates. Net spreads began to rebound in the second quarter securitization of fiscal 1997 (27 b.p. over the first quarter securitization), and increased again slightly during the third quarter transaction. Net spread is slightly lower compared to the same quarter of last year, but continues to be significantly higher than those spreads realized in fiscal 1995 and prior years. Net spreads are expected to experience some compression in the fourth quarter securitization due to changes in market interest rates relative to loan rates.

         Looking ahead, management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for the fourth quarter of fiscal 1997. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements ," below.

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

                                    March 31, 1997              June 30, 1996            March 31, 1996
                                ----------------------     ---------------------     ----------------------
                                Number of                  Number of                 Number of
                                 Loans         Amount       Loans       Amount        Loans          Amount
                                -------     ----------      -------   ----------     -------       --------
Servicing portfolio              171,234     $1,836,305      147,722   $1,548,538     137,346     $1,403,369
Delinquencies
  30-59 days                       2,484         27,527        1,602       17,030       1,574         17,421
  60-89 days                       1,561         18,894          694        7,629         785          9,354
  90 days or more                    705          8,414          333        3,811         530          6,130
                                 -------     ----------      -------   ----------     -------     ----------
Total delinquencies                4,750         54,835        2,629       28,470       2,889         32,905

Delinquency as a percentage of
  servicing portfolio               2.77%         2.99%         1.78%        1.84%       2.10%          2.34%



         As indicated by the above table, delinquency rates at March 31, 1997, were higher as compared to the same quarter of last year. Delinquency rates based upon outstanding loan balances of accounts 30 days past due and over were 2.99% at March 31, 1997, compared to 2.34% at March 31, 1996, for the prime servicing portfolio. Management believes the increased delinquency is primarily due to a tightening of the criteria for the deferment of an account which became effective in February 1997. Bankrupt accounts which are included in delinquency statistics pending resolution continue to be a significant portion of the overall delinquency amount. Bankrupt accounts represented 42 b.p. of delinquency at March 31, 1997.

         Non-prime portfolio delinquency was 4.18% based upon outstanding loan balances of accounts 30 days past due and over at March 31, 1997, compared to 3.35% at June 30, 1996, and 2.57% at March 31, 1996. The Company began acquiring non-prime loans in October 1994. Management expects fluctuations in delinquency rates on the non-prime portfolio as it continues to season. The increase in delinquency is due, in part, to a more strict application of the Company's deferral policy primarily through the reduction of discretionary deferrals under such policy. To date, the portfolio is performing within the ranges anticipated by the Company. The non-prime portfolio makes up only approximately 3.6% of the Company's total servicing portfolio. The Company has historically focused on the prime end of the credit spectrum and will continue to do so.


                                        Nine Months Ended           Fiscal Year Ended         Fiscal Year Ended
                                          March 31, 1997             June 30, 1996              June 30, 1995
                                      ---------------------       --------------------      ---------------------
Average servicing portfolio           162,120     1,727,725       132,363    1,343,770      104,455      982,875

Gross charge-offs                       4,393        48,923         3,663       40,815        3,493       28,628
Recoveries                                           19,089                     19,543                    15,258
                                                  ---------                  ---------                   -------
  Net charge-offs                                    29,834                     21,272                    13,370

Gross charge-offs as a percentage
  of average servicing portfolio         3.61%*        3.78%*        2.77%        3.04%        3.34%        2.91%

Recoveries as a percentage
  of gross charge-offs                                39.02%                     47.88%                    53.30%

Net charge-offs as a percentage
  of average servicing portfolio                       2.30%*                     1.58%                     1.36%

*  Annualized

         Annualized net charge-offs as a percentage of the average servicing portfolio were 2.30% for the nine months ended March 31, 1997, compared to 1.58% for the year ended June 30, 1996, and 1.39% for the nine months ended March 31, 1996. Tightening of the Company's deferral policy, as discussed above, accelerated losses during the third quarter causing quarterly statistics to be unusually high. Management believes that the short-term effect of this change will be to increase delinquency and accelerate net charge-offs; however, management does not expect overall credit losses in the long-term to increase materially as a result of the change. Management's expectations with respect to delinquency and credit loss trends constitute forward-looking statements and are subject to important factors that could cause actual results to differ materially from those projected by the Company. Certain such factors are discussed under "Discussion of Forward-looking Information" in the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K.

         Portfolio performance continues to be within the parameters of management's expectations despite the recent increases in delinquency and net charge-offs. The level of credit loss risk is gauged against the potential for profit in the underwriting process. Management has implemented various collections and underwriting changes throughout the year in order to improve portfolio performance, and continues to monitor closely the performance of the portfolio, and its response to policy changes.

         The increase in net charge-offs for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 is a result of both the increase in gross charge-offs as discussed above, as well as a decline in recovery rates. Recovery rates with respect to the prime servicing portfolio have declined from 53.30% for fiscal 1995 to 47.88% for fiscal 1996 and are at 39.02% for fiscal 1997 to date. Management attributes the decline to a softening in current used car prices. Management is working to improve the recovery percentage by refocusing on its recovery efforts.

         Non-prime net charge-offs totaled approximately $797,000 for the quarter. Annualized net charge-offs were 3.95% of the average Non-prime servicing portfolio for the nine months ended March 31, 1997, compared to 2.37% for the fiscal year ended June 30, 1996, and 2.19% for the nine months ended March 31, 1996. Management is closely monitoring the performance of the Non-prime portfolio as it matures, and is comfortable with the level of risk in relation to its earning potential.

         Overall, the Company has made strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its markets during the third quarter of fiscal 1996, and the implementation of a new Risk Scorecard in March 1997. Adjustments with respect to cut-off scores were made in markets whose implied loss statistics indicated losses at 2.50% or above on a static pool basis. The new scorecard is a composite credit bureau score. These changes were made with the intent of improving the overall quality of the contracts being acquired. Management continues to focus on controlled growth with an emphasis on credit quality. These strategies appear to be providing the Company with the desired results as the implied loss statistics as of March 31, 1997, indicated that the 1996 loan pools were improved over the 1995 loan pools. See "Discussion of Forward-Looking Statements" below.

         Provisions are made for estimated credit losses in conjunction with each loan sale. The allowance for estimated credit losses is inherent in the excess servicing asset recorded upon sale. Management believes that the allowance for estimated credit losses on securitized loans represents an appropriate estimate of potential credit losses. However, the adequacy of such provisions cannot be determined with certainty as many factors exist which could result in credit losses materially different from management's original estimates. The allowance for estimated undiscounted credit losses as a percentage of outstanding securitized loans was 3.00% at March 31, 1997, compared to 3.22% at June 30, 1996, and 3.19% at March 31, 1996. Excess servicing is marked to market on an aggregate basis in accordance with SFAS 125, and adjustments, net of tax, are recorded as a component of shareholders' equity.

Results of Operations

         Net earnings for the three months and nine months ended March 31, 1997, were up 18.7% and 17.5% respectively, compared to the three months and nine months ended March 31, 1996. The increase in net earnings for the quarter is primarily attributable to increased gain on sales of loans and increased servicing fees. Improved net earnings for the nine month period are primarily a result of improved net interest margins and increased servicing fees. The Company's total loan acquisitions for the quarter increased by 9.1% compared to the same quarter of last year. Year to date loan acquisitions are up 25.9% over the comparable periods of fiscal 1996. The servicing portfolio reached over $1.9 billion, a 32.2% increase over a year ago.

         Net interest margin after provision was relatively unchanged for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, but increased 32.3% to $8.9 million for the nine months ended March 31, 1997, compared to $6.7 million for the nine months ended March 31, 1996. The increase in interest income resulted from an increase in the average monthly balance of prime loans held for sale to $224.4 million for the nine months ended March 31, 1997, from $176.9 million for the corresponding period ended March 31, 1996, which was a result of increased loan acquisitions in the nine months ended March 31, 1997, relative to the nine months ended March 31, 1996. Total interest expense for the three and nine months ended March 31, 1997, was greater than in the corresponding periods of the prior fiscal year as a result of increased average outstanding borrowings (due to increased loan acquisitions and the issuance of $65 million 7.80% Senior Debt in March 1997). However, interest expense as a percentage of the average outstanding borrowings has decreased. The relative decrease in interest expense is a result of the complete amortization of upfront fees paid in connection with the warehouse facilities in fiscal 1996; because the warehouse facility agreements initially provided for a term of one year subject to renewal, the Company amortized all upfront costs over the first year. The warehouse facilities have subsequently been renewed. The ongoing interest costs related to the warehouse facilities (through which loan acquisitions are funded ) are variable and are based on commercial paper rates.

         Gain on sales of loans increased slightly to $8.3 million for the three months ended March 31, 1997, from $7.8 million for the corresponding period ended March 31, 1996. The Company securitized over $293.3 million in loans during the third quarter of fiscal 1997 compared to $237.5 million in the third quarter of fiscal 1996. Although the volume of loans securitized during the third quarter of fiscal 1997 was increased over prior periods, the net spreads were less favorable than in the same period of fiscal 1996. Net spreads rebounded somewhat in the second and third quarter securitizations to 5.37% and 5.43%, respectively from 5.11% in the first quarter. Net spreads suffered compressions throughout fiscal 1996 due to upward moving market interest rates. There tends to be a lag between changes in market rates of interest (i.e. treasury rates) and automobile lending rates. There was compression in gross spreads for the third quarter securitization, but net spread improved because of favorable pricing terms obtained with respect to the third quarter transaction. Further, additional reserves of $1.0 million were recorded in the third quarter of fiscal 1997.

          Servicing fees, net increased 43.0% to $6.9 million for the three months ended March 31, 1997, compared to $4.8 million for the corresponding period ended March 31, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the accretion of discount on excess servicing cashflows, and excess rebates. Increased servicing fees were primarily a result of the increase in the average securitized loans for the three months ended March 31, 1997, as compared to the same period of the previous year.

         Other revenues increased to $1.0 million for the three months ended March 31, 1997, from $798,000 for the three months ended March 31, 1996. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from increases in late charge fee income. The increase is mainly due to the increased size of the servicing portfolio, but also due to increased delinquent accounts. Late charge income is not accrued, but is recorded as income when received.

Salaries and benefits increased 25.8% to $4.1 million for the three months ended March 31, 1997, from $3.2 million the corresponding period ended March 31, 1996. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended March 31, 1997 were 371, compared to 283 for the comparable period ended March 31, 1996. The Company has experienced growth in collections, credit, sales, operations, and support personnel. These increases are in response to, and in anticipation of, continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow.

         Other expense increased only slightly to $3.5 million for the three months ended March 31, 1997, from $3.4 million for the three months ended March 31, 1996. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount, allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net decreased to $189.5 million at March 31, 1997, from $259.3 million at June 30, 1996. Loan acquisition volume was higher in the quarter ended June 30, 1996, than in the quarter ended March 31, 1997, as a result of seasonal fluctuations and the tightening of credit standards. The Company effected a $293.3 million prime securitization in the quarter ended March 31, 1997, and a $245.1 million prime securitization for the quarter ended June 30, 1996.

         Excess Servicing increased to $107.6 million as of March 31, 1997, from $83.4 million as of June 30, 1996. This balance increased by the amount capitalized upon consummation of the UACSC 1996-C, 1996-D, and 1997-A Auto Trusts related to excess servicing and estimated dealer premium rebates, and excess servicing related to the non-prime securitization effected in December 1996. Structuring of the prime securitizations included the sale of "interest only strips" which generated more cash from the sale, but served to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the return of excess cashflows as received over the nine months ended March 31, 1997, related to all outstanding securitizations. The Company made additional provisions to the allowance for estimated credit losses on securitized loans during the first three quarters of fiscal 1997 of $4.7 million. The provisions were charged to gain on sales of loans. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At March 31, 1997, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $51.8 million or 3.00% of the total securitized loan portfolio. The Company also recorded an unrealized loss on excess servicing of $6.5 million in accordance with the provisions of SFAS 125 as discussed above.

         Spread Accounts increased to $71.5 million at March 31, 1997, from $63.6 million at June 30, 1996. These balances were increased by deposits made monthly from excess servicing cashflows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposit was made in connection with the last several prime transactions as a result of the structuring which utilized alternative credit enhancements (i.e. surety bonds) in lieu of initial spread account deposits.

         The Warehouse Facilities, Senior Notes, and Senior Subordinated Notes constitute the Company's primary funding facilities. The Company issued $110.0 million in 8.53% Senior Notes (Due 2002) in August 1995, in conjunction with the spin-off from its former parent. In April 1996, the Company issued $46 million in 9.99% Senior Subordinated Notes (Due 2003) in a private placement. In March 1997, the Company issued $65 million of Senior Notes (Due 2002) in a private placement with an effective coupon of 7.80%. The balance of the Warehouse Facilities was $127.2 million at March 31, 1997, compared to $187.8 million at June 30, 1996. The decrease in total borrowings is due to the relative decrease in third quarter fiscal 1997 loan acquisitions as compared to the quarter ended June 30, 1996. Additionally, the Company has realized additional liquidity through its debt placement, by utilizing alternative credit enhancement features in its securitizations as discussed above, and by deferring a portion of the gain on sales of loans for income tax purposes.

         The net deferred income taxes payable totaled $16.6 million at March 31, 1997, compared to $8.4 million at June 30, 1996. The increase is a result of the deferral of a portion of the gain on sales of loans for the securitizations effected during the first three quarters of fiscal 1997 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of loans, (ii) payment of Dealer Premiums, (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under Warehouse Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) interest expense, and
(viii) payment of income taxes. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions, and (vii) sales of interest-only strips. Net cash provided by operating activities increased to $56.8 million for the nine months ended March 31, 1997, from $16.7 million for the nine months ended March 31, 1996.

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the nine months ended March 31, 1997, hedging transactions have required a use of cash of $5.8 million.

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

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Facility of up to $50.0 million. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon origination, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 80.0% (increased to up to 87% in the fourth quarter of fiscal 1997) of the outstanding principal balance of eligible loans at the time of purchase. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996 and $65 million in Senior Notes in March 1997. Between securitization transactions, the Company relies primarily on the Warehouse Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Warehouse Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Warehouse Facilities.

         Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the Warehouse Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the next twelve months; however, it is management's intent to take full advantage of favorable market conditions to raise additional working capital as they occur.

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

Other Matters

         As a part of its ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as auto leasing, and other non-auto consumer lending. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to continually search for new products and markets to grow and expand the Company in order to maximize profits and shareholder value. The Company has expanded its dealer base to include nationally-recognized used rental car outlets and "Used Car Superstores" which are not manufacturer-franchised dealerships. The Company currently has 8 dealers signed in three states, and is cashing deals with these dealers.

         On April 3, 1997, the Company closed a $50 million Marine Warehouse Facility to provide funding for the Company's marine portfolio. There are provisions for an increase in the Facility to $75 million in March 1998. The Facility provides funding for loan acquisitions at advance rates of 85% for boats and 80% for personal watercraft with terms less than 49 months, and 65% for personal watercraft with terms of 49-60 months. The advance rates may adjust upward to a maximum of 90% for boats and 85% for personal watercraft with terms less than 49 months beginning in September 1997 if certain loss and delinquency triggers are in compliance at that time.

         In April 1997, approval for renewal of the Prime and Non-Prime Warehouse Facilities was obtained for a term of one year. The Prime and Non-Prime Warehouse Facilities were renewed through June 1998 and July 1998, respectively. The Company also received a reduction in Program Fees related to both the Prime and Non-Prime Warehouse Facilities beginning in of May 1997. The Program Fee on the Prime Facility will be reduced by 14.3%, and the Program Fee on the Non-Prime Facility will be reduced to 40%. Significant improvement in the terms of the Non-Prime Facility were also negotiated increasing the advance rate from 80% to 87% for non-prime loans.

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

Part II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K

          (a) Exhibits- The following Exhibits are filed as a part of this report:

                  Exhibit 10.1 - Note Purchase Agreement,  dated March 24, 1997, among Union Acceptance Corporation and certain purchasers of Senior Notes, due 2002

                  Exhibit 27 -  Financial Data Schedule


          (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1997                        By:      /s/ John M. Stainbrook
                                             ----------------------
                                    John M. Stainbrook
                                    President

                                    By:      /s/ Rick A. Brown
                                             ----------------------
                                    Rick A. Brown
                                    VP, Treasurer and Chief Financial Officer