Form 10-K
period 1997-06-30
UNION ACCEPTANCE CORP
filed 1997-09-17
CIK 927790

================================================================================


                                    FORM 10-K

                United States Securities and Exchange Commission
                             Washington, D.C. 20549



(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997
                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File Number:   0-26412


                          UNION ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


           Indiana                                        35-1908796
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)



250 N. Shadeland Avenue, Indianapolis, IN                      46219
 (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  317-231-6400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the 3,974,413 shares of the issuer's Class A Common Stock held by non-affiliates, as of August 28, 1997, was $38,998,928. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of August 28, 1997, was 4,016,788 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 9,200,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Part III.


================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX


                                               PART I                      Page

Item 1.      Business........................................................  3

Item 2.      Properties...................................................... 18

Item 3.      Legal Proceedings............................................... 18

Item 4.      Submission of Matters to a Vote of Security Holders............. 18

                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters..................................... 18

Item 6.      Selected Consolidated Financial Data............................ 19

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 20

Item 8.      Financial Statements and Supplementary Data..................... 34

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................... 55

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant.............. 55

Item 11.     Executive Compensation.......................................... 55

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management........................................... 55

Item 13.     Certain Relationships and
             Related Transactions............................................ 55

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K............................................. 55

SIGNATURES   ................................................................ 56

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

Overview

         The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts originated by dealerships affiliated with major domestic and foreign manufacturers. The Company focuses its efforts on acquiring loans on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Prime lending"). The Company currently acquires loans in 29 states from over 3,200 manufacturer-franchised auto dealerships nationwide. The Company also operates a "Non-prime lending program" funding loans to borrowers with adequate credit quality who would not qualify for the Company's prime lending program. The Non-prime lending program operates within the same dealer network as the prime lending operations. In June 1996, the Company began acquiring loans under the "Marine lending program", and currently serves over 190 marine dealers. The customer profile for the Marine lending program is similar to the Company's Prime lending program. The Company's focus is on the prime auto lending market. Non-prime and marine loan acquisitions accounted for 4.1% of total loan acquisitions during fiscal 1997.

         The Company was incorporated in Indiana in December 1993, as a subsidiary of Union Federal Savings Bank of Indianapolis ("Union Federal"), which is a federally-chartered savings bank. Union Federal entered the indirect automobile finance business in 1986. On August 7, 1995, the Spin-off of the Company by Union Federal was consummated concurrently with the Company's initial public offering of 4,000,000 shares of its Class A Common Stock.

         The Company's headquarters are located at 250 North Shadeland Avenue, Indianapolis, Indiana, 46219, and the telephone number is (317) 231-6400. See "Item 2, Properties."

Market and Competition

         Based on the Company's knowledge and research with respect to the automobile and finance industry, manufacturer-franchised dealers in the United States sold approximately 19.0 million used automobiles at retail in calendar 1996 at an average price of $11,600 for a total sales volume of approximately $220.4 billion. Based on its knowledge of the industry, the Company believes that dealership finance departments typically originate or direct the origination of approximately 45%, or $99.2 billion in 1996, of the financing of used car loans. The Company believes that it currently funds approximately 1.0% of dealer-directed used-car financing in the United States.

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

Dealer Marketing and Service

         The Company has entered into dealer agreements with over 3,200 retail automobile dealers in 29 states. The Company's objective is to enter into dealer agreements with a broad spectrum of large domestic and foreign automotive manufacturer-franchised dealerships in targeted major metropolitan areas. The Company believes that manufacturer-franchised dealerships are most likely to provide the Company with loans that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 2.00% of the Company's loan purchases during the fiscal year ended June 30, 1997.

         The Company's ability to acquire Prime loans depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer loan applications to the Company. The Company's marketing and loan purchasing staff emphasizes dealer service and conveniently accommodating dealers' needs for customer financing. The Company believes its loan purchasing operations are structured to be more responsive to these needs than the operations of its competitors.

         The Company believes that by responding rapidly to loan applications it is more likely to be the first financing source to indicate acceptance of a loan and, therefore, is more likely to receive the loan for purchase. With that in mind, the Company has developed the capacity to process a large volume of loan applications rapidly. The Company's average response time to loan applications during fiscal 1997 was under 1 hour. Although the Company's loan purchasing process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit buyers are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relations and maximizes loan acquisition volume from individual dealerships. The Company's credit scoring models and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer loan terms to qualified borrowers enhances the dealers' ability to offer desired financing terms to customers.

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

         When approaching a new dealer, the Company sales representatives explain the Company's programs and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all loan documentation and forms of drafts (which authorized dealer personnel submit for payment of the amount of each purchase). Also, most new dealer agreements include provisions for ACH ("Automated Clearing House") fund transfers. ACH agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of loans originated by the dealers and purchased by the Company. The Company is encouraging the use of ACH payment as opposed to drafts with all of its new dealers, and is making attempts to convert its existing dealer base to the ACH program. Currently, over 51% of the Company's dealers have ACH agreements in place. The Company's representatives train dealer personnel in the proper completion and use of the Company's documentation. The dealer agreement provides the standard terms upon which the Company purchases loans from dealers, contains representations and warranties of the dealer and prescribes the calculation of the Dealer Premium.

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

         Approximately 60% of the Company's origination department, including, sales and credit employees, have prior business experience with auto dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its account representatives to visit dealers and their finance managers, both to develop dealer rapport and to maintain awareness of local economic trends. The Company has a two-tiered underwriting structure whereby an account representative reviews the loan application, obtains additional information as necessary, prepares documentation, verifies employment and income ratios, and makes a preliminary credit recommendation. The account representative has no lending authority; although he may, in certain circumstances, decline a loan application without the approval of the credit analyst. A credit analyst with lending authority will then review the loan package and make the final credit decision. The commission component of credit analysts compensation is based on the average credit score and the weighted average net yield on loans originated during the period.

         The Company utilizes a computerized credit scoring system to evaluate an applicant's credit profile. The Company continually evaluates its scoring methodologies and makes adjustments based on its experience. In July 1996, the Company implemented an upgraded version of its customized credit scoring model developed by an independent firm. In February 1997, the Company analyzed seven months of originations and compared the predictive ability of actual loss experience between the customized credit scoring model and a new scorecard model. In March 1997, the Company implemented the new scorecard model as it appeared to be more predictive in rank-ordering risk than the customized credit scoring model.

         The Company's purchasing philosophy generally focuses on acquiring high quality credits and not solely on generating volume. The quality of the Company's loan purchasing is due in large part to the experience, training and judgment of the credit analysts. While the Company employs computerized Credit Scoring, credit analysts have discretion to override the approval indicated by the Credit Scoring system. In addition, the credit analysts have discretion, in appropriate circumstances, to override the scoring system on the "low side" and accept a loan with an otherwise insufficient score if the borrower's credit history and other credentials justify approval. The prior experience of most of the Company's credit employees as dealership finance managers is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credits. Management monitors and regularly audits credit buyers' decisions. The Company tracks the delinquency and charge-off rates of all loans purchased by each individual credit analyst.

         Of the prime loan applications received from dealerships in the year ended June 30, 1997, the Company approved approximately 19.7% unconditionally and approximately 11.6% with conditions. Of the approved and conditionally approved loans, approximately 37.3% were ultimately acquired. In fiscal 1997, the Company acquired approximately $1.1 billion in prime loans.

      If the Company approves a loan and is selected to provide the financing, the automobile buyer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company. The Company also acquires some pre-computed interest installment sale contracts in California. The retail sales contract includes an assignment of the loan to the Company. In Ohio, because of regulatory provisions, the Company enters into the contract directly with the borrower. In connection with the loan acquisition and the preparation of Company forms, in many states the Company charges the borrower a loan origination fee. Dealerships in some markets utilize a generic state-approved contract (as opposed to the Company's contract form). Most of the generic forms do not include provisions for origination fees. The use of generic contract forms has become more prevalent during fiscal 1997. For dealers that participate in the ACH program, ACH payments are made only after all loan documentation has been received, and the loan has been recorded on the Company's system. The use of ACH payments greatly reduces the Company's risk of fraudulent draft use, and also presents a cash flow benefit as the loans are not funded until they are booked by the Company. For non-ACH dealers, when the dealer has completed and mailed the Company's loan documents and taken actions required to perfect the security interest on the vehicle, authorized dealer personnel may complete and remit a Company-supplied draft for payment of the amount financed. Because the Company provides forms of drafts to dealers in advance of particular loan acquisitions, it assumes the risk that such drafts may be used fraudulently, with corresponding loss to the Company. Historically, the Company has not sustained any material losses due to such uses but there is no assurance that such losses will not occur. The Company does not utilize dealer drafts in its Non-prime lending program (the "PAC Program").

         Dealers quote loan rates to customers at an average of approximately 1.50% - 2.00% over the Buy Rate. This difference, in most states, represents compensation to the dealership in the form of a Dealer Premium paid by the Company, in addition to the amount financed. See "Glossary." The Dealer Premium is paid to the dealer each month for all loans acquired from the dealer during the preceding month. In most cases, the dealer is paid the entire Dealer Premium in advance, and if the loan is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated and the portion allocated to the remaining scheduled term is reimbursable to the Company as an offset against the premiums to be paid with respect to subsequent loans through the dealer's reserve account. In some cases, the Company may advance only a portion of the Dealer Premium, with an offset against the dealer only if the loan is prepaid or defaults within a limited period of time, regardless of the length of the term. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. From time to time the Company may adjust its Dealer Premium payment methods based on management's assessment of the market. The Company also pays a Dealer Premium in conjunction with loan acquisitions under its Marine lending program. The Company does not pay a Dealer Premium to dealers in its PAC Program. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Geographic Concentration

         The following table sets forth certain information concerning the states in which the Company is operating or has previously operated its Prime business.

                                                    Loans Acquired For The
                                                      Twelve Months Ended                    At June 30,1997
                                                           June 30,               --------------------------------------
                     Date        Re-entry   -----------------------------------    Servicing     Number Of     Number Of
State              Established     Date         1997        1996        1995       Portfolio    Metro Areas      Dealers
-----              -----------     ----         ----        ----        ----       ---------    -----------      -------
                                                          (Dollars in Thousands)
Indiana ..........   Jan-86                $   40,858   $   38,755   $   30,148   $   80,739            1          175
Ohio .............   Apr-88                    69,928       58,123       60,834      133,012            3          246
Kentucky .........   Jan-90       Oct-96        4,701           --           --        4,417            1           35
Arizona ..........   Jun-91                    40,452       55,955       45,138       95,232            1           85
Colorado .........   Dec-91                    17,861       31,984       23,124       40,897            1           83
Kansas ...........   Jan-92                     8,591       11,559        3,918       15,320            1           31
Missouri .........   Jan-92                    25,034       16,643       20,468       48,447            1           79
Texas ............   Jun-92                   140,576      153,174      148,930      294,263            3          296
Minnesota ........   Aug-92       Apr-97        1,167           --           --        2,361            1           22
Utah .............   Sep-92       Jun-97           --           --           --           68            1            1
Oklahoma .........   Oct-92                    50,459       60,022       62,083      108,796            1           73
Florida ..........   Apr-93                    81,815       55,292       52,821      127,325            5          204
North Carolina ...   Jul-93                   105,920      113,131      105,226      199,710            3          172
Georgia ..........   Apr-94                    28,610       20,981       27,932       47,781            2          109
Virginia .........   May-94                    70,134       68,688       48,418      114,591            2          167
South Carolina ...   Jul-94                    35,353       15,175        9,697       42,024            2           71
Iowa .............   Aug-94                    23,672       13,673        3,276       29,036            2           78
Illinois .........   Sep-94                    78,508       85,716       66,683      133,509            2          227
California .......   Nov-94                   134,702      129,220       48,666      202,739            5          523
Nebraska .........   Nov-94                     2,528        1,053           --        2,949            1           20
New Mexico .......   Dec-94                     9,058       11,492        7,022       15,711            1           27
Wisconsin ........   Apr-95                    14,316       18,007        2,588       22,400            2           73
Oregon ...........   Jun-95                     5,116        9,861           --        8,525            1           41
Washington .......   Jun-95                     9,257        9,022           --       12,369            1           56
Maryland .........   Nov-95                    25,699        7,418           --       26,793            2           82
Tennessee ........   Feb-96                    21,770        6,704           --       23,275            1           67
Michigan .........   May-96                    23,181        2,869           --       21,835            1           76
Pennsylvania .....   May-96                     4,606          317           --        4,214            1           51
Nevada ...........   Jan-97                     2,192           --           --        1,934            1           34
                                           ---------------------------------------------------------------------------
   TOTAL..........                         $1,076,064   $  994,834   $  766,972   $1,860,272           50        3,204
                                           ===========================================================================

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

Loan Servicing and Servicing Portfolio

                  Under the terms of its Warehouse Facilities and securitization transactions, the Company acts as servicer or subservicer with respect to the related automobile loans. Since August 1995, Prime loan acquisitions have been funded through a $350 million Warehouse Facility through Union Acceptance Funding Corporation ("UAFC"), a wholly-owned company subsidiary. The Company receives monthly servicing fees; the contractual fee, typically one percent per annum on the outstanding principal balance of the securitized loans, is paid to the Company through the securitized trusts. The Company services the loan pools by collecting payments due from borrowers and remitting payments to the pool trustee in accordance with the terms of the servicing agreement. The Company maintains computerized records with respect to each loan to record all receipts and disbursements and prepares related reports. As servicer, the Company is obligated to monitor collections and collect delinquent accounts and use diligence to obtain current payment of accounts. The following tables describe the composition of the Company's Prime lending servicing portfolio at June 30, 1997.

                                                         Percent of                     Weighted
                           Aggregate       Aggregate      Aggregate      Average        Average       Weighted
                           Number of       Principal      Principal       Loan         Remaining       Average
                             Loans          Balance        Balance       Balance       Term (1)         Rate
                             -----          -------        -------       -------       --------         ----
                                                      (dollars in thousands, except average balances)

New auto / van ..........    33,814      $  457,099        24.6%        $13,518           59.4          12.53%
Used auto / van .........   139,879      $1,403,173        75.4%        $10,031           55.1          13.39%
                            -------      ----------       -----
    Total ................  173,693      $1,860,272       100.0%        $10,710           56.1          13.18%
                            =======      ==========       =====

Loans held for sale .....     7,192      $   90,331         4.9%        $12,560           70.0          13.09%
Other loans serviced(2) .   166,501      $1,769,941        95.1%        $10,630           55.4          13.18%
                            -------      ----------       -----
   Total ................   173,693      $1,860,272       100.0%        $10,710           56.1          13.18%
                            =======      ==========       =====

--------------------------------------------------------------------------------
(1)     Terms are shown in months.

(2) Amounts include, prime fixed rate auto loans securitized under trusts as well as a small portfolio of prime fixed rate auto loans serviced under agreements with Union Federal (approximately $38,000)

         In addition to servicing securitized loans, the Company also services a portfolio of Union Federal fixed and variable rate loans on mobile homes, boats and autos, which portfolio was approximately $2.3 million at June 30, 1997. During July of 1996, the Company began servicing receivables under agreements with individual dealerships. These agreements provide for the servicing of dealer originated loans for a servicing fee, but do not currently entail any advances by the Company for the purchase of the vehicle. The Company, however, may consider partial funding of loans in conjunction with dealer servicing in the future. At June 30, 1997, the Company was servicing approximately $217,000 in loans under these agreements.

         At June 30, 1997, the Prime servicing portfolio, including the principal balance of auto loans held for sale and securitized auto loans, was over $1.8 billion in aggregate principal balance. Approximately 75.4% of the servicing portfolio, as of June 30, 1997, represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's loans consist primarily of simple-interest contracts which provide for equal monthly payments (as well as pre-computed loans acquired in California). As payments are received under a simple-interest contract, the interest accrued to date is paid first and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to the expenses of repossession and then to unpaid principal.

Non-prime lending program

      The Company began operating the Non-prime lending program in the fall of 1994, to fund loans to borrowers with adequate credit quality who would not qualify for the Company's Prime lending program. The Company operates the Non-prime program under the name "Performance Acceptance Corporation (PAC)."

      Non-prime operations, which are centralized at the Company's principal offices, are substantially similar to the Company's Prime lending operations in many respects. The Non-prime program, however, features more extensive credit review and verification. Also, greater emphasis is placed on income and employment stability, the borrower's ability to afford monthly payments and loan-to-value ratios, and other collateral-based lending standards. The Company does not offer as prompt a response to Non-prime loan applications as it offers on Prime program applications to permit more extensive credit checking. None of the Company's credit buyers are responsible for both Prime and Non-prime loan acquisition in the same market. The Company's collection and repossession procedures relating to Non-prime loans provide for more rapid response to late payments, and include additional arrangements in order to facilitate repossessions at an earlier stage of delinquency than is customary in the Prime lending program. The Company, under the name "Performance Acceptance Corporation," commenced Non-prime loan acquisitions in Indiana and has since expanded the Program into markets at dealerships affiliated with the Company's Prime lending program.

The following table describes the composition of the Company's Non-prime lending servicing portfolio at June 30, 1997:

                                                         Percent of                     Weighted
                           Aggregate       Aggregate      Aggregate      Average        Average       Weighted
                           Number of       Principal      Principal       Loan         Remaining       Average
                             Loans          Balance        Balance       Balance       Term (1)         Rate
                             -----          -------        -------       -------       --------         ----
                                                      (dollars in thousands, except average balances)

New auto / van ....          880            $12,395         18.2%       $14,085            57.11         18.48%
Used auto / van ...        5,176            $55,894         81.8%       $10,799            53.05         19.87%
   Total ..........        6,056            $68,289        100.0%       $11,276            53.79         19.62%

Loans held for sale        1,628            $19,829         29.0%       $12,180            61.24         19.47%
Securitized loans .        4,428            $48,460         71.0%       $10,944            50.74         19.68%
   Total ..........        6,056            $68,289        100.0%       $11,276            53.79         19.62%

--------------------------------------------------------------------------------
(1)  Terms are shown in months.

The Company purchases Non-prime loans at face value at an appropriate interest rate generally in the range of 6.00% to 8.00% above the rate at which it purchases loans in its Prime lending program. The Company's Non-prime loans experience higher default rates than those historically experienced by the Company with respect to its Prime lending operations, but also earn higher interest rates. The Company does not, however, pay Dealer Premiums to dealers in connection with the acquisition of Non-prime loans, which reduces its cash flow requirements for Non-prime operations. Since September, 1995, Non-prime loan acquisitions have been funded through a separate $50 million Non-prime Warehouse Facility through Performance Funding Corporation ("PFC"), a wholly-owned Company subsidiary. The Company, through its wholly-owned, special-purpose subsidiary, Performance Securitization Corporation ("PSC"), effected its first securitization of Non-prime loans in the third quarter of fiscal 1996, and completed its second Non-prime securitization during the second quarter of fiscal 1997.

         Of the loan applications received from dealerships through the Non-prime program in the year ended June 30, 1997, the Company approved approximately 5.3% unconditionally and approximately 11.5% with conditions. Of the approved and conditionally approved loans, approximately 19.4% were ultimately acquired. In fiscal 1997, the Company acquired approximately $39.6 million in Non-prime loans.

Marine lending program

         The Company began the Marine program in June of 1996, to fund boat and personal watercraft loans to borrowers who are classified as low risk. Through the Marine lending program, the Company has entered into agreements with over 190 dealers and is currently providing financing to individuals in 14 states.

         The standards for the Marine lending are substantially similar to UAC's high quality lending operation. Marine lending does, however, utilize more extensive credit review and verification. As a consequence, Marine lending does not offer as prompt a response time to loan applications as offered to UAC customers to permit more extensive credit checking. The Company believes that its response time compares favorably to competitors in this market segment.

         Of the loan applications received from dealers through the Marine program in the year ended June 30, 1997, the Company approved approximately 21.3% unconditionally and approximately 9.0% with conditions. Of the approved and conditionally approved loans, approximately 31.9% were ultimately acquired. In fiscal 1997, the Company acquired approximately $6.6 million in Marine loans.

         Marine dealers quote loan rates to customers at an average of approximately 1.50% to 2.00% over the Buy Rate. This difference, in most states, represents compensation to the dealers in the form of a Dealer Premium. The Company currently offers two programs to Marine dealers. The first program is a buy rate retention program. This program pays the dealer as much as 90% of the spread for short-term financing, and as little as 30% for long-term financing with the remaining portion eligible to be paid on an "as earned" basis after the 48th month. There are no charge-backs after 120 days on this program. The second program pays the dealer a percentage of the amount financed based on the rate the customer is charged and the term. The dealer has the potential for charge-backs, based on a straight-line calculation, of either 180 or 360 days depending on the percentage of reserve paid.

         Since April 1997, Marine loan acquisitions have been funded through a separate $50 million Marine Warehouse Facility through Union Acceptance Boat Funding Corporation ("UABFC"), a wholly-owned Company subsidiary. Marine lending follows UAC's strategy in booking quality boat and personal watercraft loans. The following table describes the composition of the Company's Marine lending service portfolio at June 30, 1997:


                                       Percent of                 Weighted
                           Aggregate   Aggregate     Aggregate    Average      Average     Weighted
                           Number of   Principal     Principal     Loan       Remaining     Average
                             Loans      Balance       Balance     Balance      Term (1)       Rate
                             -----      -------       -------     -------      --------       ----
                                                     (Dollars in thousands, except average balances)
New boat / jet ski....        359       $ 5,262          84.5%     $14,658       144.5        11.22%
Used boat / jet ski...        113       $   965          15.5%     $ 8,534       115.1        12.15%
                              ---       -------         -----
   Total .............        472       $ 6,227         100.0%     $13,192       139.9        11.36%
                              ===       =======         =====
Loans held for sale...        472       $ 6,227         100.0%     $13,192       139.9        11.36%
                              ===       =======         =====

--------------------------------------------------------------------------------
(1)  Terms are shown in months.

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

      The collections area is highly automated and is supported by a separate computerized collections system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent borrowers are contacted by phone, mail, telegram, and in special circumstances, personal visits. Notices to delinquent borrowers are dispatched automatically by computer when loans are 10 days delinquent. The collections area operates during regular business hours, weekday evenings, and on Saturdays. Consistent with the growth of its servicing portfolio, including its Non-prime program, the Company increased its collection staff by nearly 60.0% during fiscal 1997. See "Employees" on page 14.

      The Company utilizes an automatic, computer-controlled multiple telephone line system which dials phone numbers of delinquent borrowers from a file of records extracted from the Company's database. The system typically generates 750-1,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if it has reached a live human voice. Collectors will handle approximately 400 calls per day. The Company provides incentive bonuses to its collections personnel based on the volume and promptness of payments collected from delinquent borrowers.

      After delinquent borrowers fail to respond to the Company or to fulfill oral commitments made to bring their loans current, the Company repossesses the automobile securing the loan. Repossessions are effected for the Company by a contracted repossession agent. The repossession agent transfers most of the autos to an independent auto auction company which reconditions the repossessed autos and sells them for the Company. Some autos repossessed in central Indiana that are determined to be eligible for retail sales are reconditioned and sold at an Indianapolis location owned by the Company. The Company is implementing plans to expand its capacity to sell repossessed autos at retail by opening an expanded used car outlet near its principal offices, featuring a new car franchise. A number of regulatory considerations affect the timing and manner of repossession and liquidation. See "Item 1. Business--Regulation."

      The decision to repossess and charge-off is generally made after a loan is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as bankruptcy or refusal to pay, requiring earlier action. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."

Financing and Sale of Loans

      Loan Funding. The Company relies upon external sources to provide financing for its loan purchases, Dealer Premiums and other ongoing cash requirements. The Company utilizes a $350 million Prime Warehouse Facility to provide funding for its Prime loan acquisitions, a $50 million Non-prime Warehouse Facility to fund Non-prime loan acquisitions, and a $50 million Marine Warehouse Facility to fund boat and personal watercraft loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

      Hedging. Because the loans purchased by the Company are fixed-rate loans, the Company bears the risk of interest-rate increases during the period between the setting of the Buy Rate for the acquisition of loans and their sale in a securitization transaction. In order to mitigate this risk, the Company employs a hedging strategy in which it executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. The Company's hedging strategy is an integral part of its practice of periodically securitizing loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of hedging risks and related issues.

      Securitizations. The Company sells its loans in securitization transactions to increase the Company's liquidity, to provide for redeployment of capital and to reduce risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to repay amounts owed to short-term financing sources, thereby making such sources available for future loan purchases. The Company currently plans to continue securitizing pools of loans, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, may consider funding its loan acquisitions through a permanent warehouse facility or some other source or combination of sources. Since 1988, the Company has securitized approximately $4.4 billion in auto loan receivables in 25 public offerings and completed two private placements of Asset-backed Securities summarized below. In each of the public offerings, the senior Asset-backed Securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Corporation, Moody's Investors Service and Fitch Investors Service, Inc. Such ratings are not recommendations of the rating agencies to invest in the securitizations and may be modified or withdrawn by them at any time.

                           Securitization Transactions

                                                      Remaining Balance     Weighted
                                      Original          at June 30,        Average Loan     Certificate       Gross         Net
 Securitization                        Amount              1997                Rate             Rate        Spread (1)   Spread (2)
 --------------                        ------              ----                ----             ----        ----------   ----------
                                                                                    (dollars in thousands)
UACSC 1997-B  Auto Trust            $       295,759     $   285,528           13.21%           6.57%          6.64%        5.15%
UACSC 1997-A Auto Trust             $       293,348     $   254,111           13.29%           6.33%          6.96%        5.43%
UACSC 1996-D Auto Trust             $       283,085     $   222,597           13.53%           6.14%          7.39%        5.37%
UACSC 1996-C Auto Trust             $       310,999     $   221,758           13.26%           6.44%          6.82%        5.11%
UACSC 1996-B Auto Trust             $       245,102     $   158,409           12.96%           6.45%          6.51%        5.58%
UACSC 1996-A Auto Trust             $       203,048     $   111,445           13.13%           5.40%          7.73%        5.68%
UACSC 1995-D Auto Trust             $       205,550     $   106,514           13.74%           5.97%          7.77%        6.04%
UACSC 1995-C Auto Trust             $       236,410     $   102,796           14.08%           6.42%          7.65%        6.12%
UACSC 1995-B Grantor Trust          $       220,426     $    82,574           13.91%           6.61%          7.30%        4.88%
UACSC 1995-A Grantor Trust          $       173,482     $    58,696           13.22%           7.77%          5.45%        3.88%
UFSB 1994-D Grantor Trust           $       114,070     $    34,300           12.51%           7.69%          4.82%        3.91%
UFSB 1994-C Grantor Trust           $       150,725     $    34,070           12.05%           6.77%          5.28%        4.04%
UFSB 1994-B Grantor Trust           $       142,613     $    30,603           10.74%           6.46%          4.28%        3.54%
UFSB 1994-A Grantor Trust           $       119,960     $    19,771            9.98%           5.08%          4.90%        3.60%
UFSB 1993-C Auto Trust              $       141,811     $    21,918           11.00%           4.88%          6.12%        4.82%
UFSB 1993-B Auto Trust              $       212,719     $    24,813           11.50%           4.45%          7.05%        5.31%
UFSB 1993-A Grantor Trust           $       133,091     $         -           11.49%           4.53%          6.96%        4.96%
UFSB 1992-C Grantor Trust           $       119,280     $         -           11.64%           5.80%          5.84%        4.48%
UFSB 1992-B Grantor Trust           $       116,266     $         -           12.39%           4.90%          7.49%        5.49%
UFSB 1992-A Grantor Trust           $       103,619     $         -           13.66%           6.70%          6.96%        5.80%
UFSB 1991-B Grantor Trust           $       106,612     $         -           13.64%           7.15%          6.49%        4.94%
UFSB 1991-A Grantor Trust           $       150,436     $         -           12.52%           8.40%          4.12%        2.25%
UFSB 1989-B Grantor Trust           $        66,469     $         -           14.09%          Variable              -      2.82%
UFSB 1989-A Grantor Trust           $       113,080     $         -           13.24%           8.75%          4.49%        1.97%
UFSB 1988 Grantor Trust             $       105,179     $         -           12.73%           9.50%          3.23%        1.71%
                                   ----------------    ------------
  Total Prime Securitized Trusts    $     4,363,139     $ 1,769,903

PSC 1996-2 Grantor Trust            $        31,108     $    26,776           19.65%           6.40%         13.25%        9.00%
PSC 1996-1 Grantor Trust            $        34,488     $    21,684           19.87%           6.87%         13.00%        8.79%
                                   ----------------    ------------
  Total Non-Prime
     Securitized Trusts             $        65,596     $    48,460
                                   ================    ============
       Grand Total..............    $     4,428,735     $ 1,818,363
                                   ================    ============

================================================================================
(1)  Difference between weighted average loan rate and Certificate Rate.
(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing credit enhancements and trustee fees, and the hedging gain or loss.
================================================================================

      In securitization transactions, the Company transfers automobile loans to a newly-formed trust, which issues one or more classes of fixed-rate Certificates to investors (the "Certificateholders"). Through the 1994-A Grantor Trust, the Certificates were generally credit-enhanced by a letter of credit from an independent financial institution. The letter of credit provided Certificateholders with additional assurance, to the extent of the amount of the letter of credit, that their receipt of required payments from the pool would not be adversely affected by loan losses. Typically, the letter of credit was obtained in the amount, represented as a percentage of the pool, necessary to obtain the desired investment grade ratings for the Certificates. The Company subsequently employed the use of subordinated classes of Certificates as a credit enhancement device. Surety bonds have been utilized as additional credit enhancements in the Company's Prime securitizations since the UACSC 1995-D Auto Trust. These credit enhancement features allow the offered Certificates to achieve the desired investment grade rating. In future securitizations, the Company may employ any of the above devices or may employ alternative credit enhancement devices.

      Gains from the sale of loans in securitization transactions have historically provided a significant portion of the net earnings of the Company and are likely to continue to represent a significant portion of the Company's net earnings. If the Company were unable or elected not to securitize loans in a financial reporting period, net earnings would likely be lower relative to periods in which securitizations occurred. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- General."

      Commencing  with the  1995-A  Grantor  Trust,  the  Company  has  effected securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation. Its Non-prime securitizations were effected through Performance Securitization Corporation, also a wholly-owned special purpose subsidiary. In the future, the Company may pursue alternative structures for securitizations, such as an owners' trust structure in which the securitization trust issues both Certificates and debt securities, and the Company will continue to assess other structured financing alternatives which may enable it to fund loans and/or deploy its capital with greater efficiency or at lower cost.

Employees

      The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. Currently, the Company has 396 full-time employees and 20 part-time employees, including 70 full-time and 4 part-time employees in the operations department, 171 full-time and 15 part-time employees in the collection department, 75 full-time employees in loan purchasing, 21 full-time and 1 part-time employee in the accounting department and 23 full-time systems and administrative employees. In addition, the Company had 35 sales representatives who reside and work in the Company's loan purchasing market areas at such date, and 1 employee in retail operations. None of the employees is covered by a collective bargaining agreement.

Regulation

      The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances, and regulations. The Company's business operations are conducted primarily in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin and, accordingly, the laws and regulations of such states govern the Company's operations conducted in those states. The Company is required to be, and is, licensed as a sales finance company in Arizona, Florida, Illinois, Maryland, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Pennsylvania and Wisconsin. In Colorado, Indiana, Iowa, Texas and Utah, the Company has either filed the necessary notifications or registered to accept assignments of installment sale contracts, and in Ohio, the Company is licensed to make direct loans. As the Company expands its operations into additional states, it will be required to comply with the laws of those states.

      Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon sellers, holders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Debt

Credit Billing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state "lemon" laws, state motor vehicle retail installment sales acts, retail installment sales acts, and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce the installment sale contracts it purchases.

         The so-called "Holder-in-Due-Course" Rule of the Federal Trade Commission (the "FTC Rule"), the provisions of which are generally duplicated by the Uniform Consumer Credit Code, other state statutes, or the common laws in certain states, has the effect of subjecting purchasers of installment sales contracts and even some direct lenders in consumer credit transactions to all claims and defenses which the obligor in the transaction could assert against the seller of the goods. The installment sale contracts purchased by the Company and direct loans made by it are generally subject to the provisions of the FTC Rule. Accordingly, the Company (or the trust to which a contract is assigned in a securitization), as holder of the contracts or as the direct lender, will be subject to any claims or defenses that the purchaser of the related financed vehicle may assert against the seller of the vehicle. Liability under the FTC Rule is limited to the amounts paid by the obligor under the contract, but the holder of the contract may also be unable to collect any balance remaining due thereunder from the obligor.

         The dealer selling an installment sale contract to the Company will generally warrant that the completion of each installment sale contract and the sale of the vehicle to the borrower complies with all requirements of law in all material respects. Accordingly, if a borrower has a claim against the Company for violation of any law and such claim materially and adversely affects the Company's interest in an installment sale contract, such violation often constitutes a breach of the dealer's warranties under the dealer agreement and related assignment and would create an obligation of the dealer to repurchase the contract unless the breach is cured.

         All states in which the Company operates have adopted a version of the Uniform Commercial Code ("UCC"). Except where limited by other state laws, the UCC governs the Company's rights upon the obligor's default. Generally, the UCC allows the secured party to conduct a self-help repossession, then sell the collateral and collect any deficiency if the proceeds of sale are insufficient to pay off the outstanding obligation. The UCC requires the secured party to provide the obligor with reasonable notice of any sale of the collateral, as well as an opportunity to redeem the collateral prior to sale. Other state laws may expand an obligor's rights, for example by providing the obligor an opportunity to cure default prior to repossession, or by eliminating the secured party's right to collect a deficiency balance. In addition, federal bankruptcy laws and related state laws may interfere with or affect the ability of a secured party to realize upon collateral or enforce a deficiency judgment.

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

Credit Facilities - Certain external financing arrangements negotiated by the Company with an independent financial institution consisting of a $350 million Warehouse facility (the "Prime Warehouse Facility") to fund the Company's Prime loan acquisitions, a $50 million Non-prime Warehouse facility (the "Non-prime Warehouse Facility") to fund loan acquisitions through its Non-prime lending program and a $50 million Marine Warehouse facility (the "Marine Warehouse Facility") to fund loan acquisitions through its Marine lending program. Upon renewal of the Marine Warehouse Facility in April 1998, the Company may opt to increase the borrowing capacity to $75 million.

Credit Scoring - The process of utilizing standard models in the loan acquisition process to evaluate an applicant's credit profile to arrive at an estimate of the associated credit risk based on statistical evaluation of several common characteristics that bear on credit worthiness and their correlation with credit risk.

Dealer Premium - The amount paid to the dealer for the purchase of a loan above the principal amount financed. In states other than Ohio, the Dealer Premium is based upon the finance charge that would be paid on the loan if it earned interest at a rate equal to the difference between the contract rate and the Company's periodically published Buy Rate. The difference in rates averages between 1.50% - 2.00%. Dealer Premiums paid to Ohio dealers is generally in the form of referral fees are calculated as the product of the principal amount of the loan and a periodically adjusted referral rate set forth on the Company's rate sheets for loans with similar terms, note rate and age of collateral. All or a portion of a Dealer Premium may be paid in advance at the time the loan is acquired, subject to being charged back against the dealer if that loan prepays or defaults. The Dealer Premium is generally advanced to the dealer in the month following purchase of the loan, creating the Dealer Premium asset. The unamortized portion of such advance, depending on the dealer agreement, is recoverable from the dealer if the loan is prepaid or defaults. Dealer premiums are included in the carrying amount of loans prior to securitization.

Excess Servicing - Excess Servicing represents the Company's retained interest in loans sold. Excess Servicing is determined by the allocation of the carrying amount of loans sold based on the relative fair market value of loans sold and expected Future Servicing Cashflows discounted at current market rates for like securities. An allowance for estimated credit losses is established using information from scoring models and historical loss statistics which is applied based on the composition of the portfolio to be securitized. Market discount rates are based on current market conditions, and prepayment assumptions are based on historical experience. The Company's contractual servicing fee approximates adequate compensation. Accrued interest through the date of securitization, which will be returned to the Company through the trust, is also classified under the provisions of SFAS 125 as Excess Servicing. Excess Servicing is reduced by actual servicing cash flows as received over the life of the securitization. Excess Servicing is classified as available-for-sale and is carried at market based upon the application of current assumptions to the remaining expected cash flows. Unrealized gains and losses are excluded from earnings and are reported net of related income taxes as a separate component of shareholders' equity until realized. Excess Servicing is reviewed periodically for permanent impairment with impairment, if any, charged to operations.

Future Servicing Cashflows - Future Servicing Cashflows are the projected cash flows resulting from the difference between the weighted average coupon rate of the loans sold and the Certificate Rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1% (on prime), and ongoing trust and credit enhancement fees, plus estimated dealer premium rebates.

Gain on Sales of Loans - Gain on sales of loans represents the difference between the sales proceeds and the carrying amount of loans after reduction for amounts allocated to Excess Servicing, less expenses of the sale and hedging gains or losses.

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

Marine Warehouse Facility - See definition of Credit Facilities, above.

Marine lending - The Company's practice of acquiring loans made to borrowers, generally with high quality credit, through a boat or personal watercraft dealer agreement that provides for the acquisition of loans at a par plus the payment of a Dealer Premium to the dealer. Borrowers generally have a credit history with no or few minor defaults and can finance their purchase through a bank, or an independent finance company that focuses on Prime credit.

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

Senior Notes - Unsecured Senior Notes of the Company of $110 million and $65 million issued August 1995 and March 1997 respectively.

Senior Subordinated Notes- Unsecured Senior Subordinated Notes of the Company in the aggregate principal amount of $46 million issued April 1996.

Spin-off - The pro rata distribution of the 9,200,000 shares of Class B Common Stock formerly held by Union Federal to the shareholders of its holding company, immediately prior to consummation of the Company's initial public offering in August 1995.

Spread Account - A cash collateral account or spread account maintained by the trustee of a securitization trust into which Future Servicing Cash Flows are deposited initially, to protect Certificateholders (and any provider of third-party credit enhancement) against credit losses. The terms of the account, which vary with each securitization, state a maximum balance, generally expressed as a percentage of the current principal balance. Generally, the initial cash deposit, if required, is funded by the Company from the securitization proceeds and is expressed as a percentage of the original balance. The initial deposit amount is typically less than the minimum balance ("floor"). The "floor" amount required is determined based on the original principal balance. Excess Servicing cash flows from the pool of loans, net of credit losses, are credited to the account and retained until the account balance reaches the maximum balance. Once the maximum balance is attained, excess servicing cash flows and any surplus in the Spread Account are remitted to the Company. Should the interest and principal collected by the trust be less than the required payments to the Certificateholders, the shortfall is funded from the Spread Account and Future Servicing Cash Flows are retained until the maximum balance is reestablished. Any remaining Spread Account balance is released to the Company upon termination of the securitization. There is no recourse to the Company for loan losses beyond the balance in the Spread Account and Future Servicing Cash Flows from the trust.

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

Item 2.           Properties

         The Company's operations are centered in a commercial office building owned by Waterfield Mortgage Company, Inc. ("Waterfield," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of 115,555 square feet under leases with Waterfield. The Company sublets a portion of the building to two other tenants (one of which in Union Federal). In addition, the Company leases a garage of 5,000 square feet for vehicle reconditioning and re-marketing, an office of 500 square feet and a 75-car lot located in Beech Grove, Indiana, from an independent party. These facilities are currently used to recondition and sell the financed vehicles repossessed by the Company in central Indiana. In July 1997, the Company purchased a 6.5 acre (60,000 square foot) facility near its principal offices in Indianapolis at which it intends to establish a used car retail operation to expand its reconditioning and remarketing operations with respect to repossessed vehicles. The facility is expected to commence operations in January 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         None.
                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         The Company commenced its initial public offering of Class A Common Stock on August 7, 1995 concurrently with the Spin-off by Union Federal of the Company. Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 1997 and 1996:

          Fiscal Year Ended June 30,           1997                 1996
          ---------------------------          ----                 ----
                                         High       Low       High       Low
          First Quarter                  19 1/4   12 1/4     19 1/2      16
          Second Quarter                 19 3/4   16 1/4     21 1/4      14
          Third Quarter                  22 1/2   13 1/4     17          11 3/4
          Fourth Quarter                 14 5/8    7 1/2     16 3/4      13 1/2

         As of August 28, 1997, there were 122 holders of record of the Company's Class A Common Stock and 8 persons holding Class B Common Stock of the Company of record. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

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

Item 6.  Selected Consolidated Financial Data

The following table sets forth certain selected financial information reflecting the operations and financial condition of the Company for each year in the five year period ended June 30, 1997. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein.


                                                                                     Year Ended June 30,
                                                                 ------------------------------------------------------------------
                                                                     1997          1996          1995          1994          1993
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                                       (Dollars in thousands)
Income Statement Data:
Interest income ..............................................   $   40,644    $   34,160    $   18,638    $   14,260    $   11,378
Interest expense(1) ..........................................       25,688        22,275        12,961         7,769         7,177
                                                                 ------------------------------------------------------------------
  Net interest margin ........................................       14,956        11,885         5,677         6,491         4,201
Provision for credit losses ..................................        4,188         2,875         1,074           484           436
                                                                 ------------------------------------------------------------------
  Net interest margin after provision ........................       10,768         9,010         4,603         6,007         3,765

Gain on sales of loans, net ..................................        2,613        30,357         8,684         4,643         5,502
Servicing fees, net ..........................................       25,337        16,926        14,628        11,570         7,149
Other revenue ................................................        3,819         3,096         2,783         2,735         1,995
                                                                 ------------------------------------------------------------------
     Total revenues ..........................................       42,537        59,389        30,698        24,955        18,411

Operating expenses ...........................................       29,941        23,841        14,913         8,995         7,055
                                                                 ------------------------------------------------------------------
  Earnings before provision for income taxes .................       12,596        35,548        15,785        15,960        11,356
  Provision for income taxes .................................        5,195        14,406         6,396         6,384         4,542
                                                                 ------------------------------------------------------------------
     Net earnings ............................................   $    7,401    $   21,142    $    9,389    $    9,576    $    6,814
                                                                 ==================================================================

Operating Data:
Prime auto receivables acquired ..............................    1,076,064    $  994,834    $  766,972    $  614,627    $  435,227
Non-prime auto receivables acquired ..........................       39,610        36,030        21,511            --            --
Marine receivables acquired ..................................        6,590            50            --            --            --
                                                                 ------------------------------------------------------------------
     Total receivables acquired (dollars) ....................   $1,122,264    $1,030,914    $  788,483    $  614,627    $  435,227
Prime auto receivables acquired ..............................       75,844        71,070        58,409        49,307        38,360
Non-prime auto receivables acquired ..........................        3,050         2,870         1,770            --            --
Marine receivables acquired ..................................          496             6            --            --            --
                                                                 ------------------------------------------------------------------
     Total receivables acquired (number of loans) ............       79,390        73,946        60,179        49,307        38,360
Prime auto loans securitized .................................    1,183,190    $  890,110    $  658,703    $  617,103    $  368,638
Non-prime auto loans securitized .............................       31,108        34,488            --            --            --
                                                                 ------------------------------------------------------------------
     Total auto loans securitized ............................   $1,214,298    $  924,598    $  658,703    $  617,103    $  368,638

Ratio of operating expenses as a % of
  average servicing portfolio ................................         1.64%         1.73%         1.49%         1.21%         1.42%
Servicing fees, net, as a % of operating
  expenses ...................................................         84.6%         71.0%         98.1%        128.6%        101.3%

Prime credit losses as a % of avg. servicing portfolio .......         2.40%         1.58%         1.36%         0.69%         0.64%
Non-prime credit losses as a % of avg. servicing portfolio....         5.18%         2.37%         2.97%          N/A           N/A
Marine credit losses as a % of avg. servicing portfolio ......         0.25%          N/A           N/A           N/A           N/A

Prime delinquencies of 30 days or more as a
     % of servicing portfolio ................................         2.96%         1.84%         1.40%         1.40%         0.93%
Non-prime delinquencies of 30 days or more as a
     % of servicing portfolio ................................         6.18%         3.35%         1.25%          N/A           N/A
Marine deliquencies of 30 days or more as a
     % of servicing portfolio ................................         0.10%          N/A           N/A           N/A           N/A


At June 30,                                         1997         1996         1995        1994         1993
                                                    -----------------------------------------------------------
                                                                   (Dollars in thousands)
Balance Sheet Data(2):
Loans, net ....................................   $  121,381   $  259,290   $  201,022   $   96,101   $  134,678
Excess servicing ..............................       98,841       83,434       60,662       41,265       31,575
Spread accounts ...............................       71,744       63,590       57,414       37,333       24,052
Total assets ..................................      392,166      451,195      349,283      181,516      196,242
Due to Union Federal ..........................           --           --      338,958      177,577      171,896
Amounts due under warehouse facilities ........       44,455      187,756           --           --           --
Long-term debt ................................      221,000      156,000           --           --           --
 Total shareholder equity(3) ..................       86,115       78,624            2            2           --

Other Data:
Prime auto servicing portfolio ................   $1,860,272   $1,548,538   $1,159,349   $  843,245   $  581,858
Non-prime auto servicing portfolio ............       68,289       47,062       19,858           --           --
Marine servicing portfolio ....................        6,227           50           --           --           --
Other receivables serviced ....................        2,488        3,420        5,203           --           --
                                                  --------------------------------------------------------------
     Total servicing portfolio ................   $1,937,276   $1,599,070   $1,184,410   $  843,245   $  581,858
Average Prime auto servicing portfolio ........    1,759,666    1,343,770      982,875      744,149      496,758
Average Non-prime auto servicing portfolio ....       63,305       33,124        9,448           --           --
Average Marine servicing portfolio ............        2,357           NM           --           --           --
Other receivables average servicing portfolio..        2,799        4,222        6,643           --           --
                                                  --------------------------------------------------------------
     Total average servicing portfolio ........   $1,828,127   $1,381,116   $  998,966   $  744,149   $  496,758
Number of Prime auto loans
          serviced (at period end) ............      173,693      147,722      117,837       91,837       71,301
Number of Non-prime auto
     loans serviced (at period end) ...........        6,056        4,067        1,687           --           --
Number of Marine loans
     serviced (at period end) .................          472            6           --           --           --
Number of Other loans
     serviced (at period end) .................          402          537          836           --           --
                                                  --------------------------------------------------------------
     Total number of loans
          serviced (at period end) ............      180,623      152,332      120,360       91,837       71,301
Number of dealers .............................        3,204        2,523        1,604          884          831
Number of employees
     (full-time equivalents) ..................          387          313          215          142          115
----------------------------------------------------------------------------------------------------------------

(1) Interest expense for the years ended June 30, 1993, 1994 and 1995, was based upon the average monthly balance "Due to Union Federal" at Union Federal's all-inclusive cost of funds.

(2) All balance sheet amounts, except the amounts "Due to Union Federal", represent actual recorded assets and liabilities of the Company's business. The amount Due to Union Federal includes division funding by Union Federal as well as inter-company funding.

(3) The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company are transferred to Union Federal through the Due to Union Federal account at June 30, 1993, 1994, and 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item 1. Business."

General

         The Company derives substantially all of its earnings from the purchase, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the purchase of loans prior to securitization, the Company utilizes revolving warehouse credit facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes excess servicing as an asset. Excess servicing cashflows are received over the life of the related securitization. See the "Glossary" under "Item 1. Business" for definitions of accounting terms pertaining to securitizations.

         The following table illustrates changes in the Company's total loan acquisition volume and information with respect to Gain on Sales of Loans and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 14 of the Consolidated Financial Statements.

                                                      For Quarters in the Fiscal Years Ended June 30,
                              ------------------------------------------------------------------------------------------------------
                                                     1997                                            1996
                              ------------------------------------------------------------------------------------------------------
                                First      Second (3)    Third      Fourth        First       Second        Third (3)       Fourth
                              --------     ----------    ------     ------        -----       ------        ---------       ------
Loans acquired............    $296,601     $307,420     $279,847   $238,396     $239,794   $  205,686      $  256,510    $  328,924

Gain (loss) on Sales
     of Loans.............       6,875        7,790        8,283    (20,335)(4)    6,724        8,483           7,760         7,390
Servicing portfolio
     at period end.........  1,709,917     1,835,662   1,910,455  1,937,276    1,278,805    1,344,914       1,445,517     1,599,070

Selected
Securitization Data:          1996-C     1996-D/1996-2      1997-A     1997-B     1995-C      1995-D      1996-A/1996-1      1996-B
--------------------          ------     -------------      ------     ------     ------      ------      -------------      ------
Original amount ...........   310,099    283,085/31,102     93,348    295,758    236,410      205,550      203,048/34,482    45,102
Weighted avg. loan rate ...     13.26%     13.53%/19.65%     13.29%     13.21%     14.08%       13.74%       13.13%/19.87     12.96%
Weighted avg ..............
  remaining maturity (mos.)     67.41      67.75/62.70       71.35      69.18      64.82        67.62         66.01/56.90     69.15
Certificate rate ..........      6.44%      6.14%/6.40%       6.33%      6.57%      6.42%        5.97%         5.40%/6.87%     6.45%
Gross spread (1) ..........      6.82%      7.39%/13.25%      6.96%      6.64%      7.65%        7.77%        7.73%/13.00%     6.51%
Net spread (2) ............      5.11%      5.37%/ 9.00%      5.43%      5.15%      6.12%        6.04%         5.68%/8.79%     5.58%

(1)  Difference between weighted average loan rate and Certificate Rate.
(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing surety bond and trustee fees, and hedging gains or losses.
(3) Two securitizations were effected during the presented quarters -- one public securitization (prime securitization) and one private placement (non-prime securitization)
(4) Includes a $27.0 million pre-tax charge to increase allowance for estimated credit losses. The gain on the 1997-B transaction was $6.7 million.


         Acquisition Volume. The Company currently acquires loans in 51 metropolitan areas in 29 states from over 3,200 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending"). The Company also offers a Non-prime lending program to borrowers with adequate credit quality, but who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Over the past year, the Company has also developed a Marine lending program to fund loans to borrowers for boats and personal watercraft. The Company's focus is on the prime automobile lending market; only 4.1% of total loan acquisitions represented loans made to borrowers under the Non-prime and Marine programs. The Company continued its geographic expansion during the year by entering several new areas in Arizona, Colorado, Florida, Georgia, Illinois, Ohio, North Carolina, South Carolina, and Texas, and also extended operations into the state of Nevada. Additionally, the Company re-entered markets in Kentucky, Minnesota and Utah.

         The Company's total loan acquisitions increased 8.9% to $1,122.3 million for the year ended June 30, 1997, from $1,030.9 million in fiscal 1996. The increase resulted primarily from the expansion into and the development of new markets that were established in fiscal 1996 and 1997. Additionally, growth in the Marine and Non-prime programs contributed to overall loan acquisition growth. Marine loan acquisitions totaled $6.6 million for the year ended June 30, 1997, compared to $50,000 for fiscal 1996. Non-prime loan acquisitions totaled $39.6 million for the year ended June 30, 1997, compared to $36.0 million in fiscal 1996. The Company made some strategic decisions with regard to pricing and underwriting with a view to improving the overall credit quality of the portfolio over the long-term. These changes coupled with intense competition in the consumer-finance markets resulted in lower loan acquisition volume in the third and fourth quarters of fiscal 1997. Because of the competitive environment and tightened credit standards, the Company's loan acquisition growth in the first quarter of fiscal 1998 was not substantial. The Company's servicing portfolio increased 21.2% to nearly $2.0 billion at June 30, 1997, compared to approximately $1.6 billion at June 30, 1996. Serviced loans increased as a result of increased loan acquisition volume in excess of loan repayments and gross charge-offs. The volume of loans sold in securitizations increased to $1.2 billion for the year ended June 30, 1997, from $924.6 million for the prior year. The increased volume of loans securitized is a combination of the increased volume in Prime loan acquisitions, and the timing of the fiscal 1997 fourth quarter securitization which included four months of loan volume compared to only three months in the fourth quarter of fiscal 1996. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

Delinquency and Credit Loss Experience

         There has been a general deterioration in the consumer credit markets over the past year despite relatively good economic conditions. Management believes that this decline comes as a result of higher consumer debt levels and the consumer's increased readiness to declare bankruptcy. The Company has experienced increased delinquency as well as increased credit losses. UAC's prime servicing portfolio has continued to suffer deterioration since June 30, 1997, in delinquency and credit losses, especially among loans originated in 1995. Management is making improvements in both the underwriting and collection processes to address credit quality. The Company has tightened its credit standards and is utilizing new computerized scoring tools to re-score existing portfolios which enhance the Company's ability to identify areas for improvement on the underwriting side. The collection staff increased by nearly 60% since June 30, 1996. The new scoring tools also allow the collection efforts to be focused in the most effective manner.


         Set forth below is certain information concerning the experience of UAC pertaining to delinquencies, and credit losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                          Prime Delinquency Experience

                                                     At June 30,
                                 ----------------------------------------------------
                                           1997                       1996
                                                (Dollars in thousands)
                                  Number of                    Number of
                                    Loans       Amount           Loans        Amount

Servicing portfolio ..........      173,693    $1,860,272       147,722    $1,548,538
Delinquencies
     30-59 days ..............        2,487        27,373         1,602        17,030
     60-89 days ..............        1,646        18,931           694         7,629
     90 days or more .........          723         8,826           333         3,811
Total delinquencies ..........        4,856        55,130         2,629        28,470
Total delinquencies
    as a percent of
    servicing portfolio.......         2.80%         2.96%         1.78%         1.84%


         As indicated in the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over increased to 2.96% at June 30, 1997, from 1.84% at June 30, 1996, for the Prime lending portfolio. The increased delinquency from a year ago is a product of changes in consumer credit trends as discussed above, and, to a lesser extent, the tightening of the Company's deferral policy (effective in February 1997) which applied more stringent standards for the deferment of delinquent accounts. This tightening served to increase delinquency and accelerate credit losses in the third and fourth quarters of fiscal 1997.

                                                        For the Years Ended June 30,
                             ------------------------------------------------------------------------------
                                     1997                       1996                       1995
                             ----------------------     ----------------------      -----------------------
                              Number                      Number                     Number
                             of Loans      Amount        of Loans     Amount         of Loan        Amount
                                                        (Dollars in thousands)
Avg. servicing
   portfolio .............    164,858    $1,759,666       132,363    $1,343,770       104,455    $  982,875

Gross charge-offs ........      6,280        70,830         3,663        40,815         3,493        28,628
Recoveries ...............                   28,511                      19,543                      15,258
                                             ------                  ----------                  ----------
 Net credit losses .......                   42,319                  $   21,272                  $   13,370
                                             ======                  ==========                  ==========

Gross charge-offs
   as a % of avg
   servicing portfolio ...       3.81%         4.03%         2.77%         3.04%         3.34%         2.91%
Recoveries as a %
    of gross charge-offs..                    40.25%                      47.88%                      53.30%
Net credit losses as a %
    of avg. servicing
    portfolio ............                     2.40%                       1.58%                       1.36%

         As indicated in the table above, credit losses on the prime auto portfolio totaled $42.3 million for the fiscal year ended June 30, 1997, or 2.40% as a percentage of the average servicing portfolio, compared to $21.3 million or 1.58% for the fiscal year ended June 30, 1996. Increased credit losses are a result of higher gross charge-off rates, as well as a decline in recovery rates. Although recovery rates are down compared to last fiscal year, there was a slight improvement in the fourth quarter of fiscal 1997 over the third quarter.

         The allowance for estimated credit losses inherent in loans sold is included as an element of the fair market value of excess servicing cashflows used to allocate the carrying amount of loans sold. In view of the consumer credit trends discussed above, the Company recorded a charge of $27.0 million pre-tax in late fiscal 1997 to increase the allowance for estimated credit losses. After giving effect of this charge, management believes that the allowance for estimated credit losses on securitized loans represents a conservative estimate of potential credit losses. The allowance for estimated credit loss as a percentage of outstanding securitized loans was 4.35% and 3.22% at June 30, 1997 and 1996, respectively.

         Set forth below is information pertaining to delinquency and credit loss information on the Company's Non-prime portfolio. There can be no assurance that future delinquency and credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                        Non-prime Delinquency Experience

                                             At June 30,
                              ----------------------------------------
                                       1997                1996
                              ------------------    ------------------
                                        (Dollars in thousands)
                              Number of             Number of
                                Loans     Amount      Loans    Amount
                                -----     ------      -----    ------
Servicing portfolio .......     6,056    $68,289      4,067    $47,062
Delinquencies
     30-59 days ...........       236      2,807         94      1,120
     60-89 days ...........       123      1,412         40        455
     90 days or more ......        --         --         --         --
Total delinquencies .......       359    $ 4,219        134    $ 1,575
Total delinquencies
    as a percent of
    servicing portfolio....      5.93%      6.18%      3.29%      3.35%

                                                 For the Years Ended June 30,
                            --------------------------------------------------------------------
                                  1997                   1996                   1995
                            -----------------    ---------------------    ----------------------
                             Number               Number                   Number
                            of Loans   Amount    of Loans      Amount     of Loans    Amount
                            --------   ------    --------      ------     --------    ------
                                                (Dollars in thousands)
Avg. servicing
   portfolio ............    5,491    $63,305      2,869       $33,124        797    $ 9,448
Gross charge-offs .......      379    $ 4,698        136         1,455         27        333
Recoveries ..............               1,420                      670                   146
                                      -------                  -------               -------
Net credit losses .......               3,278                      785                   187
                                      =======                  =======               =======
Gross charge-offs
   as a % of avg
   servicing portfolio ..     6.90%      7.42%      4.74%         4.39%      5.08%      5.29%(1)
Recoveries as a %
    of gross charge-offs.               30.23%                   46.07%                43.87%
Net credit losses as a %
    of avg. servicing
    portfolio ...........                5.18%                    2.37%                 2.97%(1)

--------------------------------------------------------------------------------

(1) Non-prime loans were only outstanding for eight (8) months during fiscal 1995. Therefore, the percentages reflect an annualized calculation.

Non-prime portfolio delinquency was 6.18% based on outstanding loan balances of accounts 30 days past due and over at June 30, 1997, compared to 3.35% at June 30, 1996. Credit losses during fiscal 1997 totaled $3.3 million or 5.18% as a percentage of the average Non-prime servicing portfolio compared to 2.37% in fiscal 1996. The Company began acquiring Non-prime loans in October 1994. Management expects fluctuations in delinquency and credit loss rates on the Non-prime portfolio as it becomes more seasoned. The Non-prime delinquency and credit loss statistics are in line with management's expectations, and the somewhat greater credit risk associated with a non-prime product. Additional credit risk associated with the Non-prime product is considered in pricing and underwriting.

Marine Delinquency and Credit Loss

         Delinquency related to the newer Marine portfolio was minimal (.10%) as the portfolio has not matured. The Company began acquiring the Marine (prime) loans in June 1996. The credit loss is .25% of the average marine servicing portfolio. Management expects increases in marine delinquency and credit losses as the portfolio becomes seasoned.

Results of Operations

         The following table illustrates the Company's financial results for the past eight fiscal quarters. More complete earnings information can be found in the Consolidated Financial Statements and the Notes thereto.

                                               1996                                       1997
                           -----------------------------------------    ------------------------------------------
                             First     Second      Third     Fourth       First      Second     Third      Fourth
                           --------   --------   --------   --------    --------   --------   --------   --------
Interest on loans ......   $  9,233   $  9,096   $  7,685   $  8,126    $  6,946   $  7,232   $  6,732   $  7,802
Interest on spread
      accounts and
      restricted cash ..      1,510      1,545      1,654      1,795       1,370      1,386      1,317      1,375
                           --------   --------   --------   --------    --------   --------   --------   --------
   Total interest income     10,743     10,641      9,339      9,921       8,316      8,618      8,049      9,177
Interest expense .......      6,410      6,265      6,118      6,895       5,289      5,556      5,359      6,071
                           --------   --------   --------   --------    --------   --------   --------   --------
   Interest margin .....      4,333      4,376      3,221      3,026       3,027      3,062      2,690      3,106
Provision for
      credit losses ....        855        993      1,180      1,160       1,150        300        600        825
                           --------   --------   --------   --------    --------   --------   --------   --------
   Net interest margin .      3,478      3,383      2,041      1,866       1,877      2,762      2,090      2,281
Gain (loss) on sales
      of loans, net ....      6,875      7,790      8,283    (20,335)      6,724      8,483      7,760      7,390

Servicing fees, net ....      5,826      6,258      6,860      6,393       3,966      2,584      4,796      5,580
Other revenues .........        934        910      1,011        964         750        724        798        824
Operating expenses .....      7,146      7,832      7,545      7,418       4,719      5,602      6,658      6,862
Net earnings/(loss) ....   $  5,918   $  6,193   $  6,309   $(11,019)   $  5,116   $  5,246   $  5,313   $  5,467

Years Ended June 30, 1997 and 1996

         Net earnings decreased to $7.4 million or $0.56 per share for the year ended June 30, 1997, compared to $21.1 million or $1.60 per share for the year ended June 30, 1996. The decrease in net earnings is primarily a result of a fourth quarter after-tax charge of $16.1 million ($27.0 million pre-tax) for the impairment of excess servicing related to an increase in the allowance for estimated credit losses on the securitized portfolio. The charge was taken based on current trends with respect to credit loss and delinquency, and their effects on the valuation of the excess servicing assets. Exclusive of the charge, net earnings would have been $23.5 million or $1.78 per share.

         Net Interest Margin After Provision increased 19.5% to $10.8 million for the year ended June 30, 1997, compared to $9.0 million for fiscal 1996. The increased interest margin as compared to prior year is a result of a combination of factors, but is primarily due to an increase in the average loans held for sale balance, and a decrease in the cost of funds on the average outstanding borrowings.

         Interest on loans increased 18.9% to $34.1 million for the year ended June 30, 1997, compared to $28.7 million for last year. The increase in interest income resulted from an increase in the average outstanding balance of loans held for sale to $228.3 million for the year ended June 30, 1997, from $186.6 million for fiscal 1996, which was a result of increased loan acquisitions during the year and the timing of the fourth quarter securitization. The 1997 fourth quarter securitization was effected in June instead of May (as compared to previous years); therefore, an additional one month of interest was earned by the Company. Interest earned on the Non-prime and Marine portfolios were approximately $3.8 million and $255,000, respectively.

         Interest earned on Spread Accounts and Restricted Cash increased 19.4% to $6.5 million for the year ended June 30, 1997, compared to $5.4 million for the year ended June 30, 1996. The increase is a result of increased average balances on cash collection and spread accounts. The average balance of these accounts was $127.4 million in fiscal 1997, compared to $110.3 million in fiscal 1996. The increased restricted cash balances result from the increased size of the securitized servicing portfolio. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and Servicer. Average securitized loan balances were $1,445.4 million during the current fiscal year, compared to $1,179.4 million in fiscal 1996. Spread account balances represent a credit enhancement on the securitized pools; the spread account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements. The average interest yield on the spread accounts and restricted cash accounts improved approximately 15 basis points which contributed to the increase as well.

         Interest expense increased 15.3% to $25.7 million for the year ended June 30, 1997, from $22.3 million for the year ended June 30, 1996. The increase was primarily a result of an increase in the average outstanding borrowings to $347.7 million for the year ended June 30, 1997, from $288.4 million for the year ended June 30, 1996. The average cost of funds actually decreased to 7.39% for the year ended June 30, 1997, from 7.72% for the year ended June 30, 1996. Cost of funds in the prior year included interest expense in the form of amortization of upfront borrowing fees paid in conjunction with the establishment of the Prime and Non-prime Warehouse Facilities. The agreements provided for an initial term of one year to be renewed annually; therefore, the total upfront fees paid to establish the Facilities were amortized during fiscal 1996. Upfront fees paid in fiscal 1996 related to the Warehouse Facilities totaled approximately $1.5 million. The renewal of the Warehouse Facilities do not require payment of additional fees. Interest rates on the Warehouse Facilities are variable in nature and are affected by changes in market rates of interest.

         Provision for estimated credit losses increased to $4.2 million for the year ended June 30, 1997, compared to $2.9 million for the year ended June 30, 1996. Increased provisions were made in response to, and in anticipation of, increased losses and delinquency trends being experienced by the Company and the industry in general. Management believes that the provision represents conservative estimates of potential credit losses on loans held for sale.

         Gain on Sales of Loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized and the net spread. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads. Gain on sales of loans decreased to $2.6 million for the year ended June 30, 1997. The decrease in gains recognized by the Company in the current fiscal year is due to a fourth quarter pre-tax charge of $27.0 million for the impairment of excess servicing assets primarily related to the increase in allowance for estimated credit losses related to its securitized portfolio. Exclusive of the charge, gains recorded in conjunction with the fiscal 1997 securitization transactions were $29.6 million compared to $30.4 million in fiscal 1996. Although the volume of loans securitized increased 31.3% to $1,214.3 million for the year ending June 30, 1997, compared to $924.6 million in fiscal 1996, the weighted average net spread on the securitization transactions decreased to 5.36% in fiscal 1997, compared to 5.96% in fiscal 1996. Additionally, the allowance for estimated credit losses established at the time of the sale was 3.87% (excluding the charge) as a percentage of total loans securitized in fiscal 1997, compared to 3.57% in fiscal 1996. Credit loss assumptions on the prime transactions were 3.25% throughout most of fiscal 1997; however, the Company began providing for losses at 3.50% on prime securitizations in the fourth quarter of fiscal 1997. Allowance for estimated credit losses were established at 3.00% for the majority of fiscal 1996. Allowance for estimated credit losses have historically been made at 10.00% on the non-prime securitizations.

         Gross and Net Spreads. Market interest rates were higher in fiscal 1997 as compared to the corresponding periods of fiscal 1996. Market rates experienced an upward trend beginning in the fourth quarter of fiscal 1996, but demonstrated relatively small fluctuations throughout fiscal 1997. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, spreads are adversely affected in a rising rate environment. The increased market rates in fiscal 1997 had the effect of reducing gross and net spreads on Prime securitizations compared to fiscal 1996. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses.

         Looking ahead, management is currently targeting net spreads of 5.00% to 5.50% on Prime securitizations (assuming a pricing spread for Asset-backed Certificates over the two-year Treasury Note of 50 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate that the net spread targets can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for Asset-backed Securities generally, and for Certificates representing interests in Securitizations sponsored by the Company. See "Discussion of Forward-Looking Statements,".

         Servicing Fees, Net is comprised of fees earned by the Company as Servicer of the securitized loan portfolio (typically 1% per annum), the scheduled accretion of discount established on the excess servicing asset at the time of securitization, and rebates received in excess of original estimates recorded inherent in the gain calculation. Servicing fees, net increased 49.7% to $25.3 million for the year ended June 30, 1997, compared to $16.9 million for the year ended June 30, 1996. Servicing fees, net as a percentage of the average securitized servicing portfolio increased to 1.75% for fiscal 1997, from 1.42% in fiscal 1996. The increase in servicing fees, net is primarily a result of a 22.6% increase in the average securitized loan balances in fiscal 1997 to $1.4 billion, compared to $1.2 billion in fiscal 1996. Servicing fees are also impacted by the timing of excess servicing cashflows and excess rebates. Excess rebates received during the current year were $2.3 million, compared to $2.8 million in the prior year. The Company's rebate receivable was marked to market as a component of the excess servicing asset in accordance with SFAS 125 during the fourth quarter of fiscal 1997; the Company does not expect to receive excess rebates in fiscal 1998.

         Other Revenues increased 23.4% to $3.8 million for the year ended June 30, 1997, from $3.1 million for the year ended June 30, 1996. The increase in the current year resulted primarily from increases in late charge fee income to $2.6 million from $1.9 million in the prior year.

         Salaries and Benefits Expense increased 26.1% to $15.1 million for the year ended June 30, 1997, from $12.0 million for the year ended June 30, 1996. This increase resulted primarily from an increase in full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1997, were 333 compared to 270 for the year ended June 30, 1996. The Company has experienced growth in credit, sales and operations, collections, and support. These increases are in response to, and in anticipation of, continued expansion and loan acquisition growth as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to annual merit increases for the Company's existing employees.

         Other Operating Expense includes occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Other operating expense increased 25.1% to $14.8 million for the year ended June 30, 1997, from $11.9 million for the year ended June 30, 1996. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the year ended June 30, 1997, compared to the year ended June 30, 1996. Occupancy expense increased reflecting a full twelve months of rent expense in fiscal 1997 at the Company's new headquarters, compared to only six months in fiscal 1996. Equipment expense was also impacted by a full year of expense from its collections and telephone systems implemented at the Company's new headquarters in January 1996.

Years Ended June 30, 1996 and 1995

         Net earnings more than doubled to $21.1 million or $1.60 per share for the year ended June 30, 1996, compared to $9.4 million for the year ended June 30, 1995.

         Net Interest Margin After Provision increased 95.7% to $9.0 million for the year ended June 30, 1996, compared to $4.6 million for fiscal 1995. Increased Prime loan volume, growth in the Non-prime portfolio, and modification of the securitization structure during fiscal 1996 contributed to increased net interest margin.

          Interest on loans increased 95.3% to $28.7 million for the year ended June 30, 1996, compared to $14.7 million for last year. The increase in interest income resulted, in part, from an increase in the average monthly balance of loans held for sale to $186.6 million for the year ended June 30, 1996, from $127.1 million for fiscal 1995, which was a result of increased loan acquisitions during the year. The Non-prime portfolio also contributed to the increase in interest income. The Company carried an average of over $22.2 million in Non-prime receivables held for sale during the year which produced over $4.4 million in interest income. Further, the current method with respect to securitization structure implemented in fiscal 1996 increased the amount of interest income recognized relative to prior periods. The change in the securitization structure significantly impacted both interest income and servicing fees, net. All of the fiscal 1996 Prime securitizations were structured such that the Company continued to earn interest income from the cutoff date through the closing date (approximately 13-22 days), and therefore, earned servicing fees only after the closing date. In all previous securitizations, the Company began earning servicing fees beginning on the cutoff date. As a result, the Company reports more interest income and less servicing fee income, and records a lower gain on sale. An estimated additional $6.1 million in interest on loans was recognized during fiscal 1996 due to the new securitization structure. The structure was altered in accordance with provisions of the Warehouse Facility Agreements which require that the Company collect and remit interest on loans from cutoff date to closing of a securitization transaction to the warehouse provider. The Company continues to pay interest on the amount financed with respect to warehoused loans until closing.

         Interest earned on Spread Accounts and Restricted Cash increased 38.4% to $5.4 million for the year ended June 30, 1996, compared to $3.9 million for the year ended June 30, 1995. The increase is a result of increased average balances due to additional securitizations during the year. The average balance of these accounts was $108.8 million in fiscal 1996, compared to $68.2 million in fiscal 1995. Earnings on spread accounts relative to the growth in the securitized servicing portfolio were somewhat decreased as a result of the structuring of the fiscal 1996 securitizations whereby additional credit enhancements were utilized in lieu of initial spread account deposits. Additionally interest earned on these accounts were somewhat lower in fiscal 1996 compared to fiscal 1995 as market rates of interest declined throughout the latter half of fiscal 1995 and the first half of fiscal 1996.

          Interest expense increased 71.9% to $22.3 million for the year ended June 30, 1996, from $13.0 million for the year ended June 30, 1995. The increase was a result of both an increased average cost of funds and increased average outstanding borrowings. The average cost of funds increased to 7.72% for the year ended June 30, 1996, from 5.60% for the year ended June 30, 1995. The increase in cost of funds was a result of the Company obtaining alternative financing sources after its Spin-off from its parent in August of 1995. Included in fiscal 1996 interest expense is the amortization of upfront borrowing fees paid in conjunction with the establishment of the Prime and Non-prime Warehouse Facilities. The agreements provided for an initial term of one year and must be renewed annually; therefore, the total upfront fees paid to establish the Facilities were amortized during fiscal 1996. Upfront fees paid in fiscal 1996 related to the Warehouse Facilities totaled approximately $1.5 million. The fees paid to secure the Warehouse Facilities are non-recurring in nature; the renewal of such agreements does not require the payment of additional fees. Average outstanding borrowings increased to $288.4 million for the year ended June 30, 1996, from $231.4 million for the year ended June 30, 1995.

         Provision for estimated credit losses increased to $2.9 million for the year ended June 30, 1996, compared to $1.1 million for the year ended June 30, 1995. A large portion, $1.1 million, of that provision was related to the newer Non-prime portfolio. The additional provision related to the Non-prime portfolio was a result of both the time period the Non-prime portfolio was held prior to securitization, as well as the increased level of credit risk associated with the Non-prime loans as compared to the Prime loans.

         Gain on Sales of Loans increased 249.6% to $30.4 million for the year ended June 30, 1996, from $8.7 million for fiscal 1995. The increase in gain was mainly due to improved net spreads as well as increased volume of Prime loans securitized. The weighted average loan rate on the Prime securitized loans was 13.48% while the weighted average certificate rate was 6.09% The weighted average gross and net spreads on the fiscal 1996 loan sales were 7.38% and 5.85%, respectively, compared to 5.92% and 4.26% in fiscal 1995. These spreads earned the Company a $29.5 million gain in 1996 after net hedging losses of approximately $2.6 million. The Company securitized $890.1 million in Prime loans and $34.5 million in Non-prime loans in fiscal 1996, compared to $658.7 million in Prime loans in fiscal 1995. Additionally, the Company completed its first Non-prime securitization during the third quarter of 1996. Approximately $34.5 million in Non-prime automobile receivables were securitized in a private placement that earned the Company nearly $850,000 after a $112,000 hedging loss. The weighted average loan rate on the Non-prime portfolio securitized was 19.87% while the weighted average certificate rate was 6.87%. The gross and net spreads on the sale were 13.00% and 8.79%, respectively.

         Servicing Fees, Net increased 15.7% to $16.9 million for the year ended June 30, 1996, compared to $14.6 million for the year ended June 30, 1995. Although the average securitized portfolio increased significantly, servicing fees have not. Servicing fees, net as a percentage of the average securitized servicing portfolio decreased to 1.42% for fiscal 1996, from 1.71% in fiscal 1995. The decrease in servicing fees relative to the average securitized portfolio resulted primarily from the modified securitization structure, as discussed above. Servicing fees on all fiscal 1996 Prime securitizations were not earned until after the closing date of the securitization transaction. The net effect is that interest on loans was earned for an additional 13-22 days, and servicing fee income was not earned for 13-22 days for each of the fiscal 1996 Prime securitizations. Additionally, the Company recognized somewhat smaller gains under this structure. Because additional interest income was earned on the loans to be securitized, those loans generate lower Future Excess Servicing Cashflows after the securitization. The net present value of these future cash flows is recorded as an Excess Servicing asset as a component of the gain calculation.

         The Company's ratio of servicing fees, net to operating expenses was 71.0% and 98.1% for the years ending June 30, 1996, and 1995, respectively. Although the securitization structure discussed above impacted this ratio, the growth of the Non-prime program also impacted this ratio. Because the Non-prime receivables had not been securitized until March 1996, the Company earned no servicing fees on this portfolio. The impact of the additional costs to acquire and service these loans were offset by increased interest spreads earned on the Non-prime portfolio. Increased salaries and benefits also affected this ratio. The Company has added significantly to its collections staff over the past several quarters in response to, and in anticipation of, continued growth in the servicing portfolio. Additional support staff in systems and accounting have also been added, as well as additional levels of management needed to support the Company's growth.

         Other Revenues increased 11.2% to $3.1 million for the year ended June 30, 1996, from $2.8 million for the year ended June 30, 1995. The increase for the year resulted primarily from increases in late charge fee income.

         Salaries and Benefits Expense increased 81.0% to $12.0 million for the year ended June 30, 1996, from $6.6 million for the year ended June 30, 1995. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1996, were 270 compared to 169 for the year ended June 30, 1995. The Company experienced growth in credit, sales and operations, collections, and support. These increases were in response to, and in anticipation of continued expansion and loan acquisition growth as well as a growing servicing portfolio. Additional levels of management and support staff were added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to increased profitability-based incentives during the year ended June 30, 1996.

         Other Expense increased 43.0% to $11.9 million for the year ended June 30, 1996, from $8.3 million for the year ended June 30, 1995. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the year ended June 30, 1996, compared to the year ended June 30, 1995. Occupancy and equipment costs were increased as a result of the Company's move to its new headquarters in fiscal 1996. The employee growth experienced by the Company required both additional square footage and furniture and equipment. The Company also updated its phone system in conjunction with the move to its new headquarters. The Company obtained new equipment through an operating lease and implemented a voice messaging system. The Company also replaced its collections system, incurring a loss on the disposal of the former system. Additionally, increased telephone usage resulting from an increase in collections staff and collection hours contributed to increased office expense.

Financial Condition

         Loans, Net and Servicing Portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for credit losses, loans in process, and prepaid dealer premiums. Loans, net decreased to $121.4 million at June 30, 1997, from $259.3 million at June 30, 1996. This decrease was due primarily to the decrease in loan acquisitions in the fourth quarter of fiscal 1997, compared to the fourth quarter of fiscal 1996, and the timing of the securitization of loans in June 1997, as compared to May 1996. Loan acquisitions were $238.4 million during the fourth quarter of fiscal 1997, compared to $328.9 million in the fourth quarter of fiscal 1996. Allowance for credit losses on loans held for sale decreased $319,000 from June 30, 1996. The Company serviced $1.8 billion and $1.4 billion in securitized loans and the total servicing portfolio was $1.9 billion and $1.6 billion as of June 30, 1997, and June 30, 1996, respectively.

         Excess Servicing increased to $98.8 million at June 30, 1997, from $83.4 million at June 30, 1996. This balance increased by the amounts capitalized upon consummation of the various Prime and Non-prime securitizations (including estimated dealer premium rebates). The amounts capitalized were offset by actual Excess Servicing Cashflows received during the year ended June 30, 1997. The increase in excess servicing was offset by the effect of the $27.0 million adjustment recorded during the fourth quarter of fiscal 1997. Allowance for estimated credit losses on securitized loans is included as a component of the Excess Servicing asset. At June 30, 1997, the allowances related to both Prime and Non-prime securitized loans totaled $79.0 million or 4.35% of the total securitized loan portfolio, compared to $43.5 million or 3.22% at June 30, 1996. Accrued interest due the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts increased to $71.7 million at June 30, 1997, from $63.6 million at June 30, 1996. These balances were increased by the deposits of Excess Servicing Cashflows and have been reduced by any withdrawal of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposits were made in connection with the Prime securitizations as a result of the structuring which utilized alternative credit enhancements in lieu of initial spread account deposits.

         Amounts due under Warehouse Facilities and Long-term Debt. Beginning in August 1995, after the Spin-off from its parent, the Revolving Warehouse Credit Facilities and Senior Notes constituted the Company's primary funding sources. The Company issued in a private placement $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $265.5 million at June 30, 1997, compared to $343.8 million at June 30, 1996.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include: (i) purchases and financing of loans; (ii) payment of Dealer Premiums;
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities; (iv) servicer advances of payments on securitized loans pursuant to securitization trusts; (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge; (vi) operating expenses; (vii) payment of income taxes; and (viii) interest expense. The Company's sources of cash from operations include: (i) standard servicing fees; generally 1.0% per annum of the Prime securitized portfolio; (ii) Excess Servicing Cashflows; (iii) Dealer Premium Rebates; (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge; (v) interest income; (vi) sales of loans in securitization transactions; and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash provided by operating activities increased to $126.0 million for the year ended June 30, 1997, from a use of $55.8 million for the year ended June 30, 1996, which was primarily attributable to an increase in loans securitized relative to loans acquired and an increase in proceeds from the sale of interest-only strips. Proceeds from the sale of interest-only strips generated $31.8 million in cash for the period ended June 30, 1997, compared to $26.7 million for the period ended June 30, 1996. Additionally, the Company continues to defer a portion of the Gain on Sales of Loans for tax purposes. The Company realized a $11.1 million cash benefit by doing so during fiscal 1997.

         Hedging transactions may represent a source or a use of cash during a given period depending on changes in interest rates. During fiscal 1997, hedging transactions have required a net use of cash of $6.3 million, compared to $2.8 million used during fiscal 1996.

         Financing Activities and Credit Facilities. Net cash used by financing activities for fiscal 1997 was $79.7 million, compared to a source of $61.1 million in the prior year. The decrease was a result of the Company's ability to pay down its revolving credit facilities due to increased cash from operations. The Company's sources of liquidity are currently funds from operations, securitizations and external financing sources. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and intends to continue to do so, although management regularly considers alternative funding mechanisms with a view to optimizing profitability and cash flows. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. Additionally, the
Company has a Marine Warehouse Facility of up to $50.0 million that was established in April 1997. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of 87.0% of the outstanding principal balance of eligible loans at the time of purchase. The Marine Warehouse Facility provides funding for loan acquisitions at a purchase price of 85.0% for any boat loan and 65.0% for personal watercraft loans with 49
- 60 scheduled monthly payments. Additionally funding is provided for eligible loans with less than 49 monthly payments at a purchase price of 80.0%. The
Company also issued $110.0 million in Senior Notes in connection with the Spin-off of the Company by Union Federal and the Company's initial public offering and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996 and $65 million in Senior Notes in March 1997, as discussed below. Between securitization transactions, the Company relies primarily on the revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions for borrowing under the Credit Facilities.

         To accommodate its anticipated cash and liquidity requirements for the near term, the Company determined during the third quarter to seek additional capital. The Company completed a private placement of $65.0 million of Senior Notes with an effective rate of 7.80% in March 1997. The securities have a 5 1/2 year average life and are due in December 2002. The securities were rated BBB by Fitch Investors Service L.P. The additional debt will affect the Company's weighted average cost of funds as well as the interest expense recognized in future periods. The proceeds of the sale of the securities will be used to enhance liquidity and fund the Company's continued nationwide expansion. Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the other Credit Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of fiscal 1998.

         The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

Discussion of Forward-Looking Statements

         The above discussions contain forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, loan origination volume, target spreads and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Among these factors are the following:

         Capital Requirements and Availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in securitizations or other financing transactions and the other factors that affect the net cash provided by securitizations (at closing and over time) as well as the percentage of principal amount of loans acquired for which the Company can obtain Warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic securitizations of its loan portfolio and the terms of such securitizations which are dependent on market factors generally, changes in interest rates, demand for asset-backed securities and the Certificates offered in the Company's securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its Senior and Senior Subordinated Notes and Warehouse facilities and/or its ability to obtain funding to replace and/or supplement such facilities should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the Credit Facilities.

         Loan Acquisition Volume, Spread and Growth. Many factors affect the Company's loan acquisition volume and spread, which have significant impact on the Company's net earnings. Volume is affected by overall demand for new and used automobiles in the economy generally, the willingness of automobile dealers to forward prospective borrowers' loan applications to the Company, as well as the number of qualified borrowers whose loans are approved and whose loans are ultimately acquired by the Company. Competition can impact significantly both acquisition volume and the note rate at which loans are originated. Generally, competition in the Company's business is intense. The Buy Rate offered by the Company is a significant competitive factor. A competitor offering a lower Buy Rate may be more likely to acquire a loan. The continued growth of the Company's servicing portfolio will depend significantly on the receptivity to the Company's program of new dealers in existing markets as well as new markets and the continued stability of the Company's relationships with its existing dealer network.

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

         Loan Losses and Prepayment Rates. The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on loans in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sales of Loans in connection with each securitization transaction and the amount of Excess Servicing recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Excess Servicing may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. The Company's results of operations could be adversely affected if default or prepayment rates on securitized loans substantially exceed the estimated levels.

         Regulation. The Company's business is subject to numerous federal and state consumer protection laws and regulations which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications;
(ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of the Company's contracts;
(iv) require specified disclosures; and (v) define the Company's rights to repossess and sell collateral. Changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulation could have an adverse effect on the Company's business.

Other Matters

         As a part of the ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as leasing and other non-auto consumer lending. Additionally, the Company is researching the possibility of expanding its dealer base to include nationally recognized used rental car outlets which are not manufacturer-franchised dealerships. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to continually search for new products and markets to grow and expand the Company in order to maximize profits and shareholder value.

Impact of Current Accounting Pronouncements

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Basic earnings per share under SFAS 128 excludes dilutive securities. Because unexercised stock options do not have a dilutive effect on the Company's earnings per share calculation, management expects that the new basic earnings per share will not be significantly different than primary earnings per share.

In connection with SFAS 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). While SFAS 128 applies only to public companies, SFAS 129 is applicable to both public and nonpublic companies. This statement is not expected to have a material impact on disclosures made by the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Company, but is not expected to have a material impact on the financial statements or the results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

Item 8.           Financial Statements and Supplementary Data

Independent Auditors' Report


The Board of Directors
Union Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of the Union Acceptance Corporation and Subsidiaries as of June 30, 1997 and 1996, the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 1997 and the related consolidated statement of shareholders' equity for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Union Acceptance Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
July 30, 1997
Indianapolis, IN

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1997 and 1996

(in thousands, except share data)

===================================================================================================================
       Assets                                                                               1997           1996
-------------------------------------------------------------------------------------------------------------------

Cash                                                                                    $   58,801          13,459
Restricted cash                                                                             16,657          14,789
Loans, net                                                                                 121,381         259,290
Accrued interest receivable                                                                  1,232           2,127
Furniture and equipment, net                                                                 2,150           2,026
Excess servicing                                                                            98,841          83,434
Spread accounts                                                                             71,744          63,590
Other assets                                                                                21,360          12,480
-------------------------------------------------------------------------------------------------------------------

          Total Assets                                                                   $ 392,166         451,195
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

       Liabilities
-------------------------------------------------------------------------------------------------------------------

Amounts due under warehouse facilities                                                      44,455         187,756
Long-term debt                                                                             221,000         156,000
Accrued interest payable                                                                     5,793           5,820
Amounts due to trusts                                                                       16,067           7,931
Dealer premiums payable                                                                      1,372           3,381
Other payables and accrued expenses                                                          2,318           3,326
Deferred income tax payable                                                                 15,046           8,357
-------------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                                306,051         372,571
-------------------------------------------------------------------------------------------------------------------

       Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------

Preferred Stock, without par value, authorized 10,000,000 shares;
    none issued and outstanding                                                              -               -

Class A Common Stock, without par value, authorized 30,000,000 shares; 4,016,788 and 4,011,358 shares issued and outstanding at June 30, 1997
    and June 30, 1996, respectively                                                         58,270          58,180

Class B Common Stock, without par value, authorized 20,000,000 shares; 9,200,000 shares issued and outstanding at June 30, 1997 and
    June 30, 1996, respectively                                                              -               -

Retained earnings                                                                           27,845          20,444
-------------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                        86,115          78,624
-------------------------------------------------------------------------------------------------------------------

          Total Liabilities & Shareholders' Equity                                       $ 392,166         451,195
==================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended June 30, 1997, 1996 and 1995

(in thousands, except share data)

===================================================================================================================
                                                                               1997           1996          1995
-------------------------------------------------------------------------------------------------------------------

Interest on loans                                                           $ 34,140         28,712         14,702
Interest on spread accounts and restricted cash                                6,504          5,448          3,936
-------------------------------------------------------------------------------------------------------------------
        Total interest income                                                 40,644         34,160         18,638
Interest expense                                                              25,688         22,275         12,961
-------------------------------------------------------------------------------------------------------------------
        Net interest margin                                                   14,956         11,885          5,677
Provision for estimated credit losses                                          4,188          2,875          1,074
-------------------------------------------------------------------------------------------------------------------
        Net interest margin after provision                                   10,768          9,010          4,603

Gain on sales of loans, net                                                    2,613         30,357          8,684
Servicing fees, net                                                           25,337         16,926         14,628
Other                                                                          3,819          3,096          2,783
-------------------------------------------------------------------------------------------------------------------
        Total revenues                                                        42,537         59,389         30,698
-------------------------------------------------------------------------------------------------------------------

Salaries and benefits                                                         15,112         11,985          6,622
Other                                                                         14,829         11,856          8,291
-------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                              29,941         23,841         14,913
-------------------------------------------------------------------------------------------------------------------

Earnings before provision for income taxes                                    12,596         35,548         15,785
Provision for income taxes                                                     5,195         14,406          6,396
-------------------------------------------------------------------------------------------------------------------

        Net earnings                                                       $   7,401         21,142          9,389
===================================================================================================================
Net earnings per common share                                            $      0.56           1.60             NM
===================================================================================================================

Weighted average number of common shares outstanding                      13,215,112     13,209,378             NM
===================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 1997, 1996 and 1995

(in thousands)

===================================================================================================================
                                                                               1997           1996          1995
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                        $        7,401         21,142          9,389
    Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Loan originations in excess of liquidations                        (1,087,065)      (982,800)      (760,091)
       Dealer premiums paid in excess of dealer premium
           rebates received on loans held for sale                           (53,461)       (50,059)       (35,245)
       Securitization of loans held for sale                               1,214,298        924,598        658,703
       Gain on sales of loans                                                (40,977)       (37,900)       (16,935)
       Proceeds on sale of interest only strip                                31,773         26,686          -
       Return of excess servicing cash flows                                  24,626         37,871         30,049
       Impairment of excess servicing                                         27,000          -              -
       Provision for estimated credit losses                                   4,188          2,875          1,074
       Amortization and depreciation                                           3,754          4,395          2,049
       Spread accounts                                                        (8,154)        (6,176)       (20,081)
       Restricted cash                                                        (1,868)        (5,934)        (7,734)
       Other assets and accrued interest receivable                           (3,590)        (6,788)        (6,745)
       Amounts due to trusts                                                   8,136          2,030          3,761
       Other payables and accrued expenses                                       (99)        14,281            939
-------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                 125,962        (55,779)      (140,867)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                      (967)        (1,347)          (995)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in warehouse credit facilities                                 (143,301)       187,756         -
  Proceeds from issuance of senior notes                                      65,000        110,000         -
  Proceeds from issuance of senior subordinated notes                          -             46,000         -
  Payment of borrowing fees                                                   (1,352)        (3,231)          (647)
  Net proceeds from issuance of common stock                                   -             58,000          -
  Net change in Due to Union Federal, including
     regulatory equity distribution                                            -           (337,423)       151,992
-------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) from financing activities               (79,653)        61,102        151,345
-------------------------------------------------------------------------------------------------------------------

Change in cash                                                                45,342          3,976          9,483

Cash, beginning of year                                                       13,459          9,483         -
-------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                      $      58,801         13,459          9,483
===================================================================================================================

Supplemental disclosures of cash flow information:
-------------------------------------------------------------------------------------------------------------------

  Income taxes paid                                                   $        4,288         10,680          6,396
===================================================================================================================
  Interest paid                                                        $      26,475         15,648         12,961
===================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the years ended June 30, 1997 and 1996

(in thousands, except share data)

===================================================================================================================
                                                 Number of
                                               Common Stock                                             Total
                                             Shares Outstanding           Common        Retained    Shareholders'
                                            Class A        Class B         Stock        Earnings       Equity
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                           1              1    $          2       -                  2

    Issuance of common stock
       through initial public offering     4,000,000      9,200,000          58,000       -             58,000

    Regulatory equity distributions
       related to spin-off                        (1)            (1)             (2)        (698)         (700)

    Grants of common stock                    11,358       -                    180        -               180

    Net earnings                            -              -                  -           21,142        21,142
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                   4,011,358      9,200,000          58,180       20,444        78,624

    Grants of common stock                     5,430       -                     90        -                90

    Net earnings                            -              -                  -            7,401         7,401
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                   4,016,788      9,200,000        $ 58,270       27,845        86,115
===================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================
(1)    Summary of Significant Accounting Policies

       Basis of Presentation

       Union Acceptance Corporation and Subsidiaries ("UAC" or the "Company"), formerly a division of Union Federal Savings Bank of Indianapolis (the "Union Division"), specializes in the acquisition, sale and servicing of prime retail installment loans (primarily automobile loans) acquired from a network of over 3,200 manufacturer-franchised dealerships in 29 states from whom such loans are regularly purchased. Loans acquired are subsequently sold to investors through asset-backed securitization transactions.

       In contemplation of a public offering to sell common stock, UAC was formed as a wholly-owned subsidiary of Union Federal Savings Bank of Indianapolis ("Union Federal") in December 1993. During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance Securitization Corporation were formed as wholly-owned subsidiaries of UAC and selected assets and operations of the Union Division were transferred to UAC. In August of 1995, the Company completed an initial public offering simultaneously with a tax free spin-off from its parent, Union Federal. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly-owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC.

       The accompanying consolidated financial statements include the accounts of UAC and the Union Division prior to the transfer and spin-off. All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with those in the general practice of the consumer finance industry.

       The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company were transferred to Union Federal through the Due to Union Federal account prior to the spin-off.

       Cash

       The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

       Restricted Cash

       Restricted cash primarily consists of funds held in reserve accounts in compliance with the terms of the Warehouse Facility Agreements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Loans, Net

       All loans in the Company's prime and non-prime portfolios are held for sale and include automobile, light-truck, van, and marine loans including dealer premiums (on prime loans). Such loans are packaged and sold through asset-backed securitization transactions and are carried at their principal amount outstanding (amortized cost) which approximates the lower of cost or market, net of unearned discount. Interest on these loans is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization. The allowance is shown as a reduction to loans.

       Loans, net includes dealer premiums which are incentives paid to dealers in connection with the acquisition of loans. Dealer premiums are deferred in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. A portion of the dealer premiums are refundable to the Company in the event of loan prepayment or default.

       Accrued Interest Receivable

       Accrued interest receivable represents interest earned but not collected on loans held for sale.

       Furniture and Equipment, Net

       Furniture and equipment are recorded at cost. Depreciation is determined on accelerated methods over the estimated useful lives of the respective assets.

       Excess Servicing

       In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer. The pronouncement prescribes the methodology for recognition of gain or loss upon the sales of loans as well as the valuation of excess servicing. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Retroactive application is not permitted. The Company adopted SFAS 125 on January 1, 1997. During fiscal 1997, implementation of SFAS 125 did not have a material impact on the Company's consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Excess servicing is the Company's retained interest in loans sold. Excess servicing is determined by allocating the carrying amount of loans sold based on the relative fair market value of loans sold and the expected future cash flows discounted at current market rates. The expected discounted future servicing cash flows is the projected difference between the weighted average coupon rate of the loans sold and the certificate rate to investors less the Company's contractual servicing fee (typically 1%), an allowance for estimated credit losses and other trust and credit enhancement fees, plus dealer premium rebates. Allowance for estimated credit losses is based on current scoring models, historical loss rates and the loan composition of the securitization. Allowance for estimated credit losses is deemed adequate for credit losses over the life of the respective securitizations. Market discount rates are based on current market conditions and prepayment assumptions are based on historical experience. The Company's contractual servicing fee approximates adequate compensation. Accrued interest through the date of securitization, which will be returned to the Company through the securitization trust is also classified as excess servicing. Excess servicing is reduced by excess cash flows as received over the life of the securitization.

       Excess servicing is classified as an available-for-sale security and is carried at its market value based on the application of current assumptions to the remaining cash flows. Unrealized gains and losses are reported net of related income taxes as a separate component of shareholders' equity until realized. Excess servicing is reviewed periodically for other than temporary impairment with impairment, if any, charged to operations through gain on sales of loans, net.

       Gain on Sales of Loans, Net

       Gain on sales of loans, net represents the difference between the sales proceeds and the carrying amount of loans after reduction for amounts allocated to excess servicing, less expenses of the sale and hedging gains and losses. Gains are credited to operations at the closing of each securitization. The Company retains the servicing rights on the loans sold.

       Spread Accounts

       Spread accounts are intended to protect the securitization investors and any letter of credit provider or credit enhancer against credit losses. The initial deposit, if required, and net excess servicing cash flows earned are retained for each securitization until the spread account balance increases to a specified percentage of the pool balance. Spread account requirements vary with each securitization's delinquency and loss experience. Funds in excess of specified percentages are remitted to the Company over the remaining life of the securitization. Should the spread account be insufficient to cover losses, each trust is further supported by additional credit enhancements. Selected trusts are secured by either a letter of credit or surety bond provided by a financial institution. Other trusts have been formed with a subordinated class of certificates whereby the senior certificateholders are protected against losses by having their interests senior to the subordinate certificateholders' interests. Subordinated certificateholders assume a higher risk of loss, but earn a higher yield on their certificates. For each trust, there is no recourse against the Company beyond the balance in the spread account and the trust's future earnings.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Common Stock

       In election of directors, the holders of Class B Common Stock are entitled to five votes per share and Class A Common Stock are entitled to one vote per share. On all matters other than the election of directors, holders of Class B and A have one vote per share and vote as a single class.

       Income Taxes

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Tax expense has been computed assuming the Company was a stand-alone entity (prior to spin-off).

       Amounts Due to Trusts

       Amounts due to trusts represent monies collected but not paid to the trustee for principal and interest remittances as well as recovery payments in respect of securitized loans. All amounts collected by the Company are remitted to the trustee within two business days, and subsequently distributed by the trustee to the investors, servicer, and credit enhancers on a monthly basis.

       Servicing Fees, Net

       Servicing fees, net include the contractual fee, typically 1% per annum, earned from each trust plus the accretion of discounted excess servicing, plus excess dealer premium rebates.

       Hedging


       Loan production is hedged periodically to such time as the next securitization is estimated to occur. Securitizations of the prime portfolio occur approximately every three months. The primary hedging vehicle is a short sale of Treasury Notes having a maturity approximating the average maturity of the loan production during the relevant period. At such time as a securitization is committed, the hedge is covered by the purchase of a like volume of Treasury Notes. Gains or losses on the hedge are recognized concurrently with the gain or loss at securitization.

       Earnings Per Share

       The initial public offering was completed on August 7, 1995. Earnings per share for the year ended June 30, 1997 and 1996, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share has not been included in the calculation because they are not dilutive.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

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

(2)    Loans, Net

       Loans, net are as follows (in thousands, except average loan balance) at:

                                                                                                    June 30,
                                                                                             1997         1996
-------------------------------------------------------------------------------------------------------------------
              Principal balance of prime loans held for sale,
               net of unearned discount                                                  $   90,331       228,391
              Principal balance of non-prime loans held for sale,
               net of unearned discount                                                      19,829        15,512
              Principal balance of marine loans held for sale                                 6,227            50
              Loans in process                                                                1,189         5,363
              Dealer premiums                                                                 4,585        11,073
              Allowance for credit losses                                                      (780)       (1,099)
-------------------------------------------------------------------------------------------------------------------

                                                                                          $ 121,381       259,290
===================================================================================================================
              Weighted average interest rate (prime)                                          13.09%        13.24%
              Weighted average interest rate (non-prime)                                      19.47         19.70
              Weighted average interest rate (marine)                                         11.36         14.68
              Average loan balance (prime)                                               $   12,560        14,049
              Average loan balance (non-prime)                                               12,180        12,479
              Average loan balance (marine)                                                  13,192         8,304

       Allowance for estimated credit losses on loans held for sale (in thousands):

                                                                                          Year ended June 30,
                                                                                   1997         1996        1995
-------------------------------------------------------------------------------------------------------------------

              Balance at the beginning of the period                             $ 1,099          453          171
                  Charge-offs                                                     (7,361)      (4,556)      (2,605)
                  Recoveries                                                       2,854        2,327        1,813
                  Provision for estimated credit losses                            4,188        2,875        1,074
              Balance at the end of the period                                  $    780        1,099          453
===================================================================================================================

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================


       The geographic concentration of loans serviced are as follows:

                                                        Percent of Total
                                                             June 30,
                       State                           1997             1996
--------------------------------------------------------------------------------

                  Texas                                16.4%            18.2%
                  North Carolina                       11.0             11.2
                  California                           10.5              8.8
                  Ohio                                  7.2              8.0
                  Illinois                              7.1              6.7
                  Florida                               7.0              6.1
                  Virginia                              6.2              5.5
                  Oklahoma                              5.7              7.2
                  Arizona                               5.1              6.9
                  Indiana                               4.7              5.8
                  Georgia                               2.5              2.2
                  Missouri                              2.5              3.0
                  Colorado                              2.2              3.2
                  South Carolina                        2.2              1.2
                  Iowa                                  1.5              0.9
                  Maryland                              1.4              0.4
                  Tennessee                             1.2              0.4
                  Wisconsin                             1.2              1.0
                  Michigan                              1.1              0.2
                  Kansas                                0.8              0.9
                  New Mexico                            0.8              0.8
                  Washington                            0.6              0.5
                  Oregon                                0.4              0.5
                  Kentucky                              0.2              0.1
                  Pennsylvania                          0.2               -
                  Minnesota                             0.1              0.2
                  Nebraska                              0.1              0.1
                  Nevada                                0.1               -
--------------------------------------------------------------------------------

                                                      100.0%           100.0%
================================================================================

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Loans serviced are as follows (in thousands) at:

                                                                                                 June 30,
                                                                                          1997            1996
-------------------------------------------------------------------------------------------------------------------

              Loans held for sale
                 Prime (net of unearned discount)                                   $      90,331        228,391
                 Non-prime (net of unearned discount)                                      19,829         15,512
                 Marine                                                                     6,227             50
-------------------------------------------------------------------------------------------------------------------
                                                                                          116,387        243,953

              Securitized loans
                 Prime                                                                  1,769,903      1,319,930
                 Non-prime                                                                 48,460         31,550
-------------------------------------------------------------------------------------------------------------------
                                                                                        1,818,363      1,351,480

              Other loans serviced                                                          2,526          3,637
-------------------------------------------------------------------------------------------------------------------

                                                                                      $ 1,937,276      1,599,070
===================================================================================================================

       Notional amounts and unrealized losses related to outstanding hedges follow (in thousands) at:

                                                                                 June 30,
                                                                          1997         1996
------------------------------------------------------------------------------------------------

              Notional amounts outstanding                             $ 204,000      415,000
              Unrealized losses on hedging transactions                      909          711
=================================================================================================

       Notional amounts of $180 million, $18 million and $6 million were expected to be closed in September 1997, December 1997 and March 1998, respectively, for the amounts outstanding at June 30, 1997, and $340 million, $55 million and $20 million were closed in August 1996, November 1996 and December 1996, respectively, for amounts outstanding at June 30, 1996.

       Hedging realized losses were approximately $6,293,000, $2,733,000 and $5,515,000 during fiscal 1997, 1996 and 1995, respectively.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

(3)    Furniture and Equipment, Net

       Furniture and equipment, net are as follows (in thousands) at:

                                                                                                      June 30,
                                                                                              1997         1996
-------------------------------------------------------------------------------------------------------------------
                 Furniture, equipment and leasehold improvements                            $ 4,724        3,858
                 Accumulated depreciation                                                    (2,574)      (1,832)
-------------------------------------------------------------------------------------------------------------------

                                                                                            $ 2,150        2,026
===================================================================================================================

(4)    Excess Servicing

       The carrying amount of excess servicing is as follows (in thousands) at:


                                                                                                    June 30,
                                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
              Estimated value of excess servicing cash flows,
                 net of estimated prepayments                                          $    148,788        112,564
              Estimated dealer premium rebates                                               28,175         13,467
              Allowance for estimated credit losses on securitized loans                    (79,013)       (43,516)
              Discount to present value                                                     (11,916)        (9,535)
-------------------------------------------------------------------------------------------------------------------
                                                                                             86,034         72,980
              Accrued interest on securitized loans                                          12,807         10,454
-------------------------------------------------------------------------------------------------------------------

                                                                                      $      98,841         83,434
==================================================================================================================


              Outstanding balance of loans serviced
                 through securitized trusts                                             $ 1,818,363      1,351,480
                                                                                                  -

              Allowance for estimated credit losses as a
                 percentage of securitized loans serviced                                    4.35%          3.22%


UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Excess servicing activity is as follows (in thousands):


                                                                                          Year ended June 30,
                                                                                   1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
              Balance at beginning of period                                    $ 83,434       60,622       41,265

              Amounts capitalized (including estimated
                  dealer rebates)                                                 64,681       56,436       47,693
              Change in accrued interest on securitized loans                      2,353        4,247        1,713
              Return of excess cash flows, net of present value effect           (24,627)     (37,871)     (30,049)
-------------------------------------------------------------------------------------------------------------------
              Impairment of excess servicing asset                               (27,000)       -            -

              Balance at end of period                                          $ 98,841       83,434       60,622
==================================================================================================================

       Because of current trends with respect to credit loss and delinquency, and their effects on the valuation of the excess servicing asset, the Company recorded a pre-tax charge of $27 million for the impairment of the excess servicing asset in accordance with the provisions of SFAS 125 during the fourth quarter of fiscal 1997. The carrying value of excess servicing approximated its fair value as of June 30, 1997 and 1996.

 (5)   Spread Accounts

       The weighted average yield on spread accounts was 4.97% and 5.32% at June 30, 1997 and 1996, respectively.

(6)    Other Assets

       Other assets are as follows (in thousands) at:



                                                                                                    June 30,
                                                                                             1997         1996
-------------------------------------------------------------------------------------------------------------------
                 Income tax receivable                                                    $   7,427        1,584
                 Repossessed assets                                                           5,048        1,716
                 Deferred borrowing fees                                                      3,078        2,173
                 Accrued servicing fees                                                       2,511        5,131
                 Advances of delinquent interest                                              1,056          506
                 Other                                                                        2,240        1,370
-------------------------------------------------------------------------------------------------------------------

                                                                                           $ 21,360       12,480
===================================================================================================================

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

(7)     Amounts Due Under Warehouse Facilities

        At June 30, 1997, the Company, through its wholly-owned special-purpose subsidiaries, had borrowing arrangements with a financial institution which provided for three revolving Warehouse Facilities (the "Facilities") with an aggregate borrowing capacity of $450 million. Borrowings under these facilities are collateralized by certain loans held for sale. There are separate Facilities for the funding of prime auto, non-prime auto, and marine loan acquisitions. Outstanding borrowings of the Facilities at June 30, 1997 and 1996 were approximately $44,455,000 and $187,756,000, respectively. The weighted average cost of funds of the Facilities for the years ended June 30, 1997 and 1996 was 5.42% and 6.19%, respectively.

        The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the Facilities, and the amortization of prepaid warehouse fees. The largest portion of the cost of funds related to the Facilities is the variable rate interest on the commercial paper issued by the financing conduit. The weighted average commercial paper rate on outstanding issues at June 30, 1997 and 1996 was 5.66% and 5.40%, respectively. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facilities. The Facilities agreements specify a term of one year and are renewable annually. Both the prime auto and non-prime auto Facilities have been renewed for an additional year, and expire in June and July 1998, respectively. The marine Facility expires April 1998.

(8)     Long-term Debt

        In connection with the Company's initial public offering, the Company issued, in a private placement, $110 million principal amount of 8.53% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, and commenced on February 1, 1996, with annual principal reductions commencing on August 1, 1998. The Senior Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

        In April 1996, the Company issued $46 million in a private placement of 9.99% Senior Subordinated Notes due 2003. Interest on the Senior Subordinated Notes is payable quarterly on March 30, June 30, September 30 and December 30 of each year, and commenced on June 30, 1996. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================


        In March 1997, the Company issued, in a private placement, $50 million Series A 7.75% Senior Notes due 2002 and $15 million Series B 7.97% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1997, with a principal reduction occurring on March 15, 2002. The Senior Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

       Scheduled contractual maturities of long-term debt at June 30, 1997 follows (in thousands):

                      1998                $            -
                      1999                          22,000
                      2000                          22,000
                      2001                          22,000
                      2002                          43,667
                      2003                         111,333
----------------------------------------------------------------------------

                                                 $ 221,000
============================================================================
(9)    Other Revenue and Expenses

       Other revenue and expenses follow (in thousands):
                                                      Year ended June 30,
                                                 1997         1996        1995
--------------------------------------------------------------------------------

       Other revenues:
           Late charges                      $   2,618        1,922        1,447
           Origination fees                      1,019        1,072        1,210
           Other                                   182          102          126
--------------------------------------------------------------------------------

                                             $   3,819        3,096        2,783
================================================================================
       Other expenses:
           Loan expenses                         2,948        2,202        1,841
           Outside services                      2,767        2,515        1,492
           Office, telephone and postage         2,626        2,207        1,158
           Occupancy                             1,433          891          396
           Equipment                             1,013          839          511
           Other                                 4,042        3,202        2,893
--------------------------------------------------------------------------------

                                              $ 14,829       11,856        8,291
================================================================================

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================


(10)   Income Taxes

       The composition of income taxes follows (in thousands):


                                                                                          Year ended June 30,
                                                                                   1997         1996        1995
-------------------------------------------------------------------------------------------------------------------
                  Current expense (benefit)                                     $ (1,494)       9,096        6,458
                  Deferred expense (benefit)                                       6,689        5,310          (62)
-------------------------------------------------------------------------------------------------------------------

                                                                                $  5,195       14,406        6,396
-------------------------------------------------------------------------------------------------------------------

       The effective income tax rate for the year ended June 30, 1997, is 40.5%. Income taxes were allocated using statutory federal and state rates which resulted in effective income tax rate of approximately 40.5% for the years ended June 30, 1996 and 1995.

                                                                   Year ended June 30,
              (Dollars in thousands)                               1997           1996
-----------------------------------------------------------------------------------------
              Deferred tax assets:
                  Allowance for estimated credit losses         $     316         445
                  Mark to market and allowance for
                     excess servicing losses                        1,160         912
-----------------------------------------------------------------------------------------
                                                                    1,476       1,357
-----------------------------------------------------------------------------------------

              Deferred tax liabilities:
                  Excess servicing                                 16,522       5,349
                  Mark to market - excess servicing                 -           4,365
-----------------------------------------------------------------------------------------
                                                                   16,522       9,714
-----------------------------------------------------------------------------------------

                      Deferred income tax payable                $ 15,046       8,357
=========================================================================================

(11)            Estimated Fair Value of Financial Instruments

         Loans held for sale - Cost approximates fair value as loans are sold shortly after origination.

         Accrued interest receivable - Cost approximates fair value.

         Excess servicing - In 1997, amount carried at fair value in accordance with SFAS 125. During 1996, cost approximated fair value determined based upon discounting future cash flows at market rates using historical prepayment speeds and loss provisions.

         Spread accounts - Cost approximates fair value as the interest rate earned is at a variable rate.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

       Repossessed assets - Cost approximates fair market value.

       All liabilities, except long-term debt - Cost approximates fair value.

       Long-term debt - Carrying amount of $221,000,000 and $156,000,000 at June 30, 1997 and 1996, respectively, has been calculated to have a fair value of approximately $221,000,000 and $152,000,000, respectively, by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.

(12)   Commitments and Contingencies

       Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 1997 are as follows (in thousands):

                      1998                                    $ 1,236
                      1999                                      1,150
                      2000                                        985
                      2001                                        911
                      2002                                        911
                      Thereafter                                  759
--------------------------------------------------------------------------------

                      Total                                   $ 5,952
================================================================================

       These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $1,640,000 and $645,000 for the years ended June 30, 1997 and 1996, respectively. A majority of the rental expense relates to the lease of the Company's principal offices with a company owned by the majority shareholders of UAC.

       The Company is also involved as a party to certain immaterial legal proceedings incidental to its business. Management of the Company, based on the advice of outside counsel, believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

(13)   Stock-Based Compensation

       The Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for these plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================


                                                                  June 30,
For the Years Ended:                                       1997         1996
--------------------------------------------------------------------------------

              Net income:
                 As reported                              $ 7,401       21,142
                 Pro forma                                  6,018       19,449
              Earnings per share:
                 As reported                                  .56         1.60
                 Pro forma                                    .46         1.47
================================================================================

       The effects of applying SFAS 123 in this Pro Forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to fiscal 1996, and additional awards in the future are expected.

       The Union Acceptance Corporation 1994 Incentive Stock Plan ("Incentive Stock Plan") is the Company's long-term incentive plan for directors, executive officers and other key employees. The Incentive Stock Plan authorizes the Company's Compensation Committee to award executive officers and other key employees incentive and non-qualified stock options and restricted shares of Class A Common Stock. A total of 500,000 shares of Class A Common Stock have been reserved for issuance under the Incentive Stock Plan, of which options for 271,875 shares of Class A Common Stock were granted at an issue price of $16 per share to senior officers upon consummation of the Company's initial public offering of the Class A Common Stock.

       Options or other grants to be received by executive officers or other employees in the future are within the discretion of the Company's Compensation Committee and are not determinable. Stock options granted under the Incentive Stock Plan are exercisable at such times (not after ten years and one day from the date of the grant) and at such exercise prices (not less than 85% of the fair market value of the Class A Common Stock at date of grant) as the Committee determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. The outstanding options' maximum term is ten years. Such options vest over a period of five years, with one-fifth becoming exercisable on each anniversary of the option grant.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996; dividend yield of 0.0% for both years; expected volatility of 100% for both years; weighted average risk-free interest rates of 6.55% and 6.41% for 1997 and 1996 grants, respectively; and expected lives of ten years for both years.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================


       A summary of the status of the Company's stock option plans as of June 30, 1997 and 1996 changes during the years ended on those dates is presented below:

                                                                  1997                            1996
                                                                         Weighted                        Weighted
                                                                          average                         average
                                                                         exercise                        exercise
                                                           Shares          price            Shares         price
-------------------------------------------------------------------------------------------------------------------
              Options outstanding at beginning of
                 year                                         276,915    $ 16.03                   -  $     0.00
              Options granted                                  39,750      16.00             280,600       16.04
              Options exercised                                     -       0.00                   -        0.00
              Options canceled                                  2,180      17.48               3,685       16.31
-------------------------------------------------------------------------------------------------------------------

              Options outstanding at end of year              314,485    $ 16.02             276,915     $ 16.03
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

              Weighted average fair value of
                 options granted during the year                   $ 14.71                       $ 14.79
====================================================================================================================

       The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                          Options Outstanding                                             Options Exercisable
                                  Weighted average        Weighted                                        Weighted
       Range of                        number             remaining       Average           Number         average
       exercise                      outstanding         contractual     exercise         exercisable     exercise
       prices                        at 6/30/97             date           price          at 6/30/97        price
-------------------------------------------------------------------------------------------------------------------

       $16.00 - 16.00                    311,125             8.25        $ 16.00            54,375        $ 16.00
       $17.88 - 17.88                      3,360             8.25          17.88               672          17.88
-------------------------------------------------------------------------------------------------------------------

                                         314,485             8.25        $ 16.02            55,047        $ 16.03
===================================================================================================================

       In addition to the options outstanding at June 30, 1997, there were 168,727 shares of Class A Common Stock available for future grants or awards.

       The Incentive Stock Plan also provides that each director of the Company who is not also an executive officer is automatically granted shares of Class A Common Stock with a fair market value of $15,000 following each annual meeting of shareholders. Shares so granted have a six-month period of restriction during which they may not be transferred. Shares granted under this section of the Incentive Stock Plan totaled 5,430 and 11,358 in fiscal 1997 and 1996, respectively, and compensation cost charged against income was $90,000 and $180,000 in 1997 and 1996, respectively.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

(14)   Quarterly Financial Information (unaudited)

       Quarterly financial information is as follows (in thousands, except share data):

------------------------------------------------------------------------------------------------------------------
                                                      First        Second        Third       Fourth       Total
------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997
Interest on loans                                  $   9,233        9,096        7,685        8,126       34,140
Interest on spread accounts and restricted cash        1,510        1,545        1,654        1,795        6,504
Interest expense                                      (6,410)      (6,265)      (6,118)      (6,895)     (25,688)
Provision for estimated credit losses on
------------------------------------------------------------------------------------------------------------------
     loans held for sale                                (855)        (993)      (1,180)      (1,160)      (4,188)
------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision               3,478        3,383        2,041        1,866       10,768
Gain on sales of loans                                 6,875        7,790        8,283      (20,335)       2,613
Servicing fees, net                                    5,826        6,258        6,860        6,393       25,337
Other revenues                                           934          910        1,011          964        3,819
------------------------------------------------------------------------------------------------------------------
     Total revenues                                   17,113       18,341       18,195      (11,112)      42,537
------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                  3,632        3,900        4,065        3,515       15,112
Other expenses                                         3,514        3,932        3,480        3,903       14,829
------------------------------------------------------------------------------------------------------------------
     Operating expenses                                7,146        7,832        7,545        7,418       29,941
------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             4,049        4,316        4,341       (7,511)       5,195
------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                           $   5,918        6,193        6,309      (11,019)       7,401
==================================================================================================================

Earnings (loss) per common share                 $     0.45          0.47         0.48        (0.83)        0.56
==================================================================================================================

Weighted average common shares outstanding        13,211,358   13,215,515   13,216,788   13,216,788   13,215,112
==================================================================================================================

Year ended June 30, 1996

Interest on loans                                  $   6,946        7,232        6,732        7,802       28,712
Interest on spread accounts and restricted cash        1,370        1,386        1,317        1,375        5,448
Interest expense                                      (5,289)      (5,556)      (5,359)      (6,071)     (22,275)
Provision for estimated credit losses on
------------------------------------------------------------------------------------------------------------------
     loans held for sale                              (1,150)        (300)        (600)        (825)      (2,875)
------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision               1,877        2,762        2,090        2,281        9,010
Gain on sales of loans                                 6,724        8,483        7,760        7,390       30,357
Servicing fees, net                                    3,966        2,584        4,796        5,580       16,926
Other revenues                                           750          724          798          824        3,096
------------------------------------------------------------------------------------------------------------------
     Total revenues                                   13,317       14,553       15,444       16,075       59,389
------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                  2,321        3,059        3,232        3,373       11,985
Other expenses                                         2,398        2,543        3,426        3,489       11,856
------------------------------------------------------------------------------------------------------------------
     Operating expenses                                4,719        5,602        6,658        6,862       23,841
------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             3,482        3,705        3,473        3,746       14,406
------------------------------------------------------------------------------------------------------------------
     Net earnings                                  $   5,116        5,246        5,313        5,467       21,142
==================================================================================================================

Earnings per common share                        $     0.39          0.40         0.40         0.41         1.60
==================================================================================================================

Weighted average common shares outstanding        13,205,622   13,209,173   13,211,358   13,211,358   13,209,378
==================================================================================================================

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable
                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is incorporated by reference to pages 3 through 5 of the Company's 1997 Proxy Statement for its 1997 Annual Shareholder Meeting (the "1997 Proxy Statement").

Item 11.          Executive Compensation

         Only the information required by this item to be included with this report is incorporated by reference to pages 8 and 9 of the 1997 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to pages 2 and 3 of the 1997 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to page 11 of the 1997 Proxy Statement.

                                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

(a)               List the following documents filed as part of the report:

                  Financial Statements -- Included Under Item 8:

                  Report of KPMG Peat Marwick LLP, Independent Auditors

                  Consolidated Balance Sheets as of June 30, 1997 and 1996

                  Consolidated Statements of Earnings for the Years Ended June 30, 1997, 1996, 1995

                  Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, 1995

                  Consolidated Statement of Shareholders' Equity for the Years Ended June 30, 1997 and 1996

(b)               Reports on Form 8-K

                  Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997

(c) The exhibits filed herewith or incorporated by reference herein are set forth following the signature page which appears on page 56.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNION ACCEPTANCE CORPORATION

September 12, 1997                                  By: /s/   John M. Stainbrook
                                                        ------------------------
                                                        John M. Stainbrook
                                                        President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                        Title                 Date

(1)   Principal Executive Officer:                          )
                                                            )
      /s/  John M. Stainbrook          President            )
      -------------------------                             )
      John M. Stainbrook                                    )
                                                            )
(2)   Principal Financial/
      Accounting Officer:                                   )
                                                            )
                                       Vice President,      )
      /s/ Rick A. Brown                Treasurer and Chief  )
      -------------------------                             )
      Rick A. Brown                    Financial Officer    )
                                                            )
(3)   A Majority of the
      Board of Directors:                                   )
                                                            )
      /s/ Howard L. Chapman            Director             )
      -------------------------                             )
      Howard L. Chapman                                     )
                                                            )
      /s/ John M. Davis                Director             ) September 12, 1997
      -------------------------                             )
      John M. Davis                                         )
                                                            )
      /s/ Fred M. Fehsenfeld           Director             )
      -------------------------                             )
      Fred M. Fehsenfeld                                    )
                                                            )
      /s/ Donald A. Sherman            Director             )
      -------------------------                             )
      Donald A. Sherman                                     )
                                                            )
      /s/ John M. Stainbrook           Director             )
      -------------------------                             )
      John M. Stainbrook                                    )
                                                            )
      /s/ Jerry D. Von Deylen          Director             )
      -------------------------                             )
      Jerry D. Von Deylen                                   )
                                                            )
      /s/ Richard D. Waterfield        Director             )
      -------------------------                             )
      Richard D. Waterfield                                 )
                                                            )
      /s/ Thomas M. West               Director             )
      -------------------------                             )
      Thomas M. West                                        )
                                                            )

                                  EXHIBIT INDEX

Exhibit No.           Description                                 Page (Ex. No.
                                                             Cross Reference)(1)
-------------------------------------------------------------------------------
3.1         Registrant's  Articles of  Incorporation,  as amended       S-1, 3.1
            and restated.

3.2         Registrant's   Code  of   By-Laws,   as  amended  and       S-1, 3.2
            restated.

3.3         Form of Share Certificate for Class A Common Stock.         S-1, 3.3

4.1         Articles  V and VI of the  Registrant's  Articles  of       S-1, 4.1
            Incorporation  respecting  the  terms * of  shares of
            Common Stock,  are  incorporated  by reference to the
            Registrant's    Articles   of   Incorporation   filed
            hereunder as Exhibit 3.1

4.2         Article III -  "Shareholder  Meetings,"  Article VI -       S-1, 4.2
            "Certificates  for Shares,"  Article VII - "Corporate
            Books  and  Records  -  Section  3" and  Article  X -
            "Control   Share   Acquisitions   Statute"   of   the
            Registrant's  Code of  By-Laws  are  incorporated  by
            reference  to  the  Registrant's   Restated  Code  of
            By-Laws filed herewith as Exhibit 3.2.

4.3         Transfer   and    Administration    Agreement   among      S-1, 4.3
            Enterprise  Funding  Corporation,   Union  Acceptance
            Funding Corporation and Union Acceptance Corporation, dated as of June 27, 1995.

4.3(a)      Amendment  No.  1  to  Transfer  and   Administration       10Q 9/95
            Agreement dated September 8, 1995                             4.3(a)

4.3(b)      Amendment  No.  2  to  Transfer  and   Administration       10Q 9/95
            Agreement dated September 29, 1995                            4.3(b)

4.3(c)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated November 13, 1995              4.3(c)

4.3(d)      Amendment  No.  3  to  Transfer  and   Administration       10K 1996
            Agreement dated March 1, 1996                                 4.3(d)

4.3(e)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated May 30, 1996                   4.3(e)

4.3(f)      Amendment  No.  4  to  Transfer  and   Administration       10K 1996
            Agreement dated September 5, 1996                             4.3(f)

4.3(g)      Amendment  No.  5  to  Transfer  and   Administration           ____
            Agreement dated October 31, 1996

4.3(i)      Amendment  No.  6  to  Transfer  and   Administration      10Q 12/96
            Agreement dated December 23, 1996                                4.1

4.3(h)      Amendment  No.  7  to  Transfer  and   Administration           ____
            Agreement dated March 31, 1997

4.3(j)      Letter  Agreement  No. 3 with respect to Transfer and           ____
            Administration Agreement, dated April 28, 1997

4.4         Note  Purchase  Agreement  between  Union  Acceptance       10K 1995
            Corporation and certain lenders dated as of August 7,            4.4
            1995.

4.4(a)      Amendment  No.  1 to Note  Purchase  Agreement  dated      10Q 12/95
            November 22, 1995                                             4.4(a)

4.5         Transfer   and    Administration    Agreement   among       S-1, 4.5
            Enterprise Funding  Corporation,  Performance Funding
            Corporation and Union Acceptance Corporation, dated as of July 24, 1995.

4.5(a)      Amendment  No.  1  to  Transfer  and   Administration      10Q 12/95
            Agreement dated September 8, 1995                             4.5(a)

4.5(b)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated October 12, 1995               4.5(b)

4.5(c)      Amendment  No.  2  to  Transfer  and   Administration       10K 1996
            Agreement dated May 10, 1996                                  4.5(c)

4.5(d)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated July 11, 1996                  4.5(d)

4.5(e)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated August 20, 1996                4.5(e)

4.5(f)      Amendment  No.  3  to  Transfer  and   Administration      10Q 12/96
            Agreement,  dated  December  23, 1996                            4.2

4.5(g)      Letter    Agreement  No. 4  to   Transfer  and              ____
            Administration Agreement dated April 25, 1997

4.5(h)      Amendment  No.  5  to  Transfer  and   Administration       ____
            Agreement dated June 6, 1997

4.5(i)      Letter   Agreement   with  regard  to  Transfer   and       ____
            Administration Agreement dated June 24, 1997

4.5(j)      Amendment No. 6 to Transfer and Administration Agreement    ____
            dated as of July 29, 1997

4.6         Note  Purchase  Agreement  dated as of April 3,  1996       10Q 3/96
            among  Union   Acceptance   Corporation  and  several            4.1
            purchasers of Senior Subordinated Notes due 2003

4.7         Note Purchase Agreement,  dated March 24, 1997, among       10Q 3/97
            Union Acceptance  Corporation and certain  purchasers           10.1
            of Senior Notes, due 2002.

4.8(a)      Note  Purchase  Agreement,  dated April 3, 1997 among       ____
            UAC   Boat   Funding   Corp.,    Enterpirse   Funding
            Corporation and NationsBank, N.A.

4.8(b)      Security Agreement, dated April 3, 1997, among UAC Boat     ____
            Funding Corp., Enterpirse Funding Corp., et. al.

9(a)        Voting Trust Agreement  among Richard D.  Waterfield,      S-1, 9(a)
            as trustee, and certain existing shareholders of Union Holding Company, Inc., dated June 10, 1994.

9(b)        First  Amendment to Voting Trust Agreement dated June      S-1, 9(b)
            1, 1995.

10.1        Remittance  Processing Agreement by and between Union     S-1, 10.5
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated June 29, 1994.

10.2        Mail and Printing  Services  Agreement by and between     S-1, 10.6
            Union Federal Savings Bank of Indianapolis  and Union
            Acceptance Corporation dated June 29, 1994.

10.3        Telephone  Equipment  Lease  Agreement by and between     S-1, 10.7
            Union Federal Savings Bank of Indianapolis  and Union
            Acceptance Corporation dated June 29, 1994.

10.4        Telecommunications  Agreement  by and  between  Union     S-1, 10.8
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated June 29, 1994.

10.5        Communications  Equipment and Software License by and     S-1, 10.9
            between Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.6        Software  License and  Maintenance  Agreement  by and    S-1, 10.10
            between Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.7        Loan Servicing Agreement by and between Union Federal    S-1, 10.11
            Savings  Bank of  Indianapolis  and Union  Acceptance
            Corporation dated June 29, 1994.

10.8        General  Subservicing  Agreement by and between Union    S-1, 10.12
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated as of January 1, 1995.

10.9        Loan  Collection   Agreement  by  and  between  Union    S-1, 10.13
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated June 29, 1994.

10.10       Letter  respecting  Terms of Bank Accounts from Union    S-1, 10.14
            Federal   Savings  Bank  of   Indianapolis  to  Union
            Acceptance Corporation dated May 25, 1994.

10.11       Supplement  to Account  Agreement  Re:  Drafts by and    S-1, 10.15
            between Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.12       Tax Allocation Agreement by and between Union Holding    S-1, 10.16
            Company, Inc. and its subsidiaries dated February 1, 1991, as amended.

10.13       Form of Remote  Outsourcing  Agreement by and between    S-1, 10.18
            Systematics   Financial  Services,   Inc.  and  Union
            Acceptance Corporation.

10.13(a)    Letter Agreement by and among  Systematics  Financial  S-1, 10.18(a)
            Services,   Inc.,   Union  Federal  Savings  Bank  of
            Indianapolis and Union Acceptance  Corporation  dated
            July 13, 1994 respecting Provision of Data Processing
            Services.

10.13(b) Memorandum respecting Billing Procedure in connection S-1, 10.18(b) with Remote Outsourcing Agreement from Systematics
            System  Financial  Services,  Inc.  to Union  Federal
            Savings  Bank of  Indianapolis  and Union  Acceptance
            Corporation dated October 25, 1994.

10.14       Union  Acceptance  Corporation  Annual Bonus Plan For     S-1, 10.23
            Senior Officers.

10.15   Union Acceptance Corporation Incentive Stock Plan.            S-1, 10.24

10.16   Letter  respecting  Access  to  Records  from  Union          S-1, 10.25
        Acceptance Corporation to Union Federal Savings Bank of Indianapolis dated September 13, 1994.

10.17   Letter   Agreement  by  and  between  Union  Federal         S-1,  10.26
        Savings Bank of  Indianapolis  and Union  Acceptance
        Corporation  dated  December  14, 1994  amending and
        initiating    terms   of    certain    Inter-Company
        Agreements.

10.18   Letter  respecting  terms  and  conditions  of  bank          S-1, 10.27
        accounts   from  Union   Federal   Savings  Bank  of
        Indianapolis to Union Acceptance  Corporation  dated
        December 16, 1994.

10.19   Lease Agreement between Waterfield Mortgage Company,           10Q 12/95
        Incorporated, and Union Acceptance Corporation dated               10.19
        as of November 1, 1995

10.20   Purchase  Agreement among Union  Acceptance  Funding            10Q 3/96
        Corporation,  Union Acceptance Corporation and Union                10.1
        Federal Savings Bank of Indianapolis dated as of January 18, 1996

10.21   Sublease    Agreement   between   Union   Acceptance            10K 1996
        Corporation   and  Union  Federal  Savings  Bank  of               10.26
        Indianapolis dated as of August 1, 1996

21      Subsidiaries of the Registrant                                     _____

23      Consent of KPMG Peat Marwick LLP.                                  _____

27      Financial Data Schedule                                            _____

--------------------

(1) Exhibits set forth above that are not included with this filing are incorporated by reference to the Registrant's previously filed registration statement or reports (and the indicated exhibit number) as indicated in the right hand column above, as follows:

     S-1 -- Refers to Registrant's Registration Statement on Form S-1 (Reg. No. 33-82254

     10K 1995 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1995

     10K 1996 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1996

     10Q (month/year) -- Refers to Registrant's Form 10-Q for the quarter ended at the end of such month in such calendar year