Form 10-Q
period 1997-09-30
UNION ACCEPTANCE CORP
filed 1997-11-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                  Class                          Outstanding at November 7, 1997

Class A Common Stock, without par value                  4,031,482 Shares
---------------------------------------                  ----------------
Class B Common Stock, without par value                  9,200,000 Shares
---------------------------------------                  ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                         Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited) :

         Consolidated Condensed Balance Sheets as of
         September 30, 1997 and June 30, 1997                              3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended
         September 30, 1997 and 1996                                       4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended September 30, 1997 and 1996                    5

         Notes to Consolidated Condensed Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

Part II. OTHER INFORMATION                                                16

         Signatures                                                       17

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data
                                                     September 30,    June 30,
Assets                                                   1997           1997
                                                       --------       --------
                                                             (Unaudited)

Cash                                                   $ 78,313       $ 58,801
Restricted cash                                          17,173         16,657
Loans, net                                              141,227        121,381
Accrued interest receivable                               1,371          1,232
Property and equipment, net                               4,196          2,150
Excess servicing                                        104,166         98,841
Spread accounts                                          69,914         71,744
Other assets                                             22,307         21,360
                                                       --------       --------
  Total Assets                                         $438,667       $392,166
                                                       ========       ========

Liabilities

Amounts due under warehouse facilities                   93,190         44,455
Long-term debt                                          221,000        221,000
Accrued interest payable                                  2,421          5,793
Amounts due to trusts                                    14,838         16,067
Dealer premiums payable                                   2,156          1,372
Other payables and accrued expenses                       3,386          2,318
Deferred income tax payable                              15,057         15,046
                                                       --------       --------
  Total Liabilities                                     352,048        306,051
                                                       --------       --------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000shares; none issued and outstanding              --             --

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,016,788
  and 4,011,358 shares  issued and
  outstanding at September 30, 1997 and
  June 30, 1997, respectively
                                                         58,270         58,270

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 9,200,000
  shares issued and outstanding at September 30,
  1997 and June 30, 1997, respectively                      --             --

Retained earnings                                        28,349         27,845
                                                       --------       --------
  Total Shareholders' Equity                             86,619         86,115
                                                       --------       --------

  Total Liabilities and Shareholders' Equity           $438,667       $392,166
                                                       ========       ========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Earnings
Dollars in thousands, except share data
(Unaudited)

                                            Three Months Ended
                                               September 30,
                                        -------------------------
                                            1997          1996
                                        -----------   -----------
Interest on loans                       $     6,648   $     9,233
Interest on spread accounts and
  restricted cash                             1,725         1,510
                                        -----------   -----------
  Total interest income                       8,373        10,743
Interest expense                              6,053         6,410
                                        -----------   -----------
  Net interest margin                         2,320         4,333
Provision for estimated credit losses         1,505           855
                                        -----------   -----------
  Net interest margin
         after provision                        815         3,478

Gain on sales of loans, net                   1,466         6,875
Servicing fees, net                           6,192         5,826
Other                                         1,020           934
                                        -----------   -----------

  Total revenues                              9,493        17,113
                                        -----------   -----------

Salaries and benefits                         4,610         3,632
Other                                         4,013         3,514
                                        -----------   -----------

  Total operating expenses                    8,623         7,146
                                        -----------   -----------

Earnings before provision for
  income taxes                                  870         9,967
Provision for income taxes                      366         4,049
                                        -----------   -----------

  Net earnings                          $       504   $     5,918
                                        ===========   ===========

  Net earnings per common share         $      0.04   $      0.45
                                        ===========   ===========

  Weighted average number of
    common shares outstanding            13,216,788    13,211,358
                                        ===========   ===========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                 Three Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  1997         1996
                                                                ---------    ---------

Cash flows from operating activities:
    Net earnings                                                $     504    $   5,918

      Adjustments  to  reconcile  net  earnings
      to net cash  provided  (used) by
      operating activities:
          Loan originations in excess of liquidations            (239,015)    (287,166)
          Dealer premiums paid in excess of dealer premium
            rebates received on loans held for sale                (9,860)     (14,185)

          Securitization of loans held for sale                   218,390      310,999

          Gain on sales of loans                                   (7,162)      (9,756)

          Proceeds on sale of interest-only strip                   3,782        9,139
          Return of excess servicing cash flows                     3,892        9,869
          Impairment of Excess Servicing                            3,756           --
          Provision for estimated credit losses                     1,505          855
          Amortization and depreciation                             1,005          960
          Spread accounts                                           1,830       (7,899)
          Restricted cash                                            (516)      (1,330)
          Other assets and accrued interest receivable             (1,990)         492
          Amounts due to trusts                                    (1,229)       3,630
          Other payables and accrued expenses                      (1,878)      (1,628)
                                                                ---------    ---------
             Net cash provided (used) by operating activities     (26,986)      19,898
                                                                ---------    ---------

Cash flows from investing activities:
    Purchase of fixed assets                                       (2,237)        (297)
                                                                ---------    ---------

Cash flows from financing activities:
    Net change in warehouse credit facilities                      48,735      (23,273)
                                                                ---------    ---------

Change in cash                                                     19,512       (3,672)


Cash, beginning of period                                          58,801       13,459

                                                                ---------    ---------

Cash, end of period                                             $  78,313    $   9,787

                                                                =========    =========
Supplemental disclosures of cash flow information:

             Income taxes paid
                                                                $       9          $--
                                                                =========    =========
             Interest paid                                      $   9,672    $   9,880
                                                                =========    =========




See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1997 and September 30, 1996
(Unaudited)

Note 1-  Basis of Presentation

         The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation and its subsidiaries.

         In contemplation of a public offering to sell common stock, UAC was formed as a wholly-owned subsidiary of Union Federal Savings Bank of
Indianapolis ("Union Federal") in December 1993. During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance Securitization Corporation were formed as wholly owned subsidiaries of UAC and selected assets and operations of the Union Division were transferred to UAC. In August of 1995, the Company completed an initial public offering simultaneously with a tax free spin-off from its parent, Union Federal. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly- owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC. During the first quarter of fiscal 1998, Circle City Car Company was formed as a wholly-owned subsidiary of UAC.

         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1997.

Note 2- Earnings Per Share

         Earnings per share for the three months ended September 30, 1997, and September 30, 1996 were computed by dividing net earnings by the average common shares outstanding during the period. The effect of unexercised stock options on earnings per share is not or is less than three percent dilutive as of September 30, 1997 and September 30, 1996, respectively, and has not been included in the earnings per share computations.

Note 3 - Excess Servicing
Excess servicing is as follows (in thousands) at:

                                              September 30,     June 30,
                                                  1997            1997
                                               -----------     -----------
Estimated value of excess servicing cash
  flows, net of estimated prepayments          $   153,006     $   148,788
Allowance for estimated credit losses
                                                   (76,505)        (79,013)
Estimated dealer premium rebates
                                                    27,541          28,175
Discount to present value
                                                   (12,909)        (11,916)
                                               -----------     -----------

                                                    91,133          86,034

Accrued interest on securitized loans
                                                    13,033          12,807
                                               -----------     -----------
Excess Servicing                               $   104,166     $    98,841
                                               ===========     ===========

Outstanding balance of loans serviced
  through securitized trusts                   $ 1,837,423     $ 1,818,363
Allowance for estimated credit losses as
  a percentage of securitized loans serviced          4.16%           4.35%

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1997 and September 30, 1996
(Unaudited)


Note 4 -Current Accounting Pronouncements

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The traditional presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Management does not expect earnings per share to change materially as a result of this pronouncement as the effect of unexercised stock options on earnings per share is not dilutive, and has not been included in the earnings per share computations for historical periods.

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

In June, 1997, The FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Corporation, but is not expected to have an impact on the financial statements or results of operations.

In June, 1997, The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131"), which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Corporation.

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

         Acquisition Volume. The Company currently acquires loans in 51 major metropolitan areas in 30 states from over 3,200 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). In June 1996, the Company began acquiring loans under the Marine lending program ("Marine lending"). The Company continues to expand and is focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Over the last year the Company made some strategic decisions with regard to pricing and underwriting with a view to improving the overall credit quality of the portfolio over the long-term. These changes, coupled with intense competition in the consumer finance markets, resulted in lower loan acquisition volume in the third and fourth quarters of fiscal 1997. Because of the competitive environment and tightened credit standards, the Company's loan acquisitions for the first half of fiscal 1998 are expected to be lower than the first half of fiscal 1997. Loan acquisition volume increased during the first quarter of fiscal 1998 compared to the quarter ended June 30, 1997. Total loan acquisitions were $252.9 million for the quarter ended September 30, 1997, up from $238.4 million for the quarter ended June 30, 1997, and down from $296.6 million for the same quarter of last year. Prime loan acquisitions for the quarter ended September 30, 1997 increased by 5.6% over the previous quarter, but declined 14.0% over the same quarter of last year. Non-prime loan acquisitions totaled $8.8 million for the quarter ended September 30, 1997, a 37.9% decrease over the same quarter of last year and a 53.3% increase over the previous quarter. Loan acquisitions for the marine business increased 153.9% for the first quarter ended over the same quarter of last year. However, due to the seasonal nature of boats and personal watercraft, loan acquisitions have decreased from the quarter ended June 30, 1997.

         Gross and Net Spreads. Market interest rates (i.e. treasury rates) on the quarterly securitizations remained fairly constant over most of fiscal 1997, increasing in the fourth quarter and declining slightly during the first quarter ended September 30, 1997. The gross and net spreads on the first quarter securitization of fiscal 1998 were 7.04% and 5.38% compared to 6.82% and 5.11%, respectively over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads increased during fiscal 1997, dropping in the fourth quarter and rebounding in the first quarter of fiscal 1998. There tends to be a lag between changes in market rates of interest and automobile loan rates. As previously stated, market interest rates declined from the June quarter to the September quarter securitization; however, contract rates on loans sold in September 1997 (acquired in June, July and August, 1997) increased, thereby effecting a higher gross and net spread on the September securitization.

         Management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

          Gain on Sales of Loans. Gain on Sales of Loans can be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread, and the level of estimation for credit losses. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.

         Portfolio Performance. There has been a general deterioration in the consumer credit markets despite low unemployment and relatively good economic conditions. UAC believes that this decline is due primarily to debtor over extension, which results in higher consumer debt levels and the consumer's increased readiness to declare bankruptcy. These factors have led to increased delinquency and net credit losses, especially in the 1995 securitization pools. According to industry loss curves, the losses on those loans acquired in 1995 should have peaked as they are currently in the 23rd to 32nd month of their lives. However, delinquency and credit losses on these loan pools have remained higher than expected. The delinquency and projected credit losses on those loans acquired in 1996 are also higher than UAC expectations, however, the credit quality on those loans appears stronger than on those loans acquired in 1995. Moreover, the quality of loans acquired in 1997, to date, appears stronger than the quality of loans acquired in 1996. UAC has and is continuing to address this issue through tightened underwriting credit standards, forming collection teams to specifically target problem accounts and utilizing new scoring tools that allow UAC to focus its collection efforts in the most effective manner.

         Recovery rates have continued to decline due to a soft used car market, resulting from saturation of used leased vehicles and repossessed vehicles due to bankruptcy. Recoveries as a percentage of gross charge-offs declined to 35.28% for the quarter ended September 30, 1997 from 43.00% and 40.36% for the quarter ended June 30, 1997 and September 1996, respectively. Management continues to look for ways to improve recovery rates. One step recently taken was to increase tracking efforts on insurance and warranty refunds due to the Company. Additionally, UAC has acquired a 6.5 acre property near its Indianapolis headquarters for the purpose of expanding reconditioning and retail remarketing operations which have outgrown their current facilities in Indianapolis. See -"Other Matters"

          Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the estimated credit loss allowance for the first quarter securitization was 4.00% over the life of the pool. Allowance related to credit loss on securitized loan losses (inherent in the excess servicing asset) declined to 4.16% at September 30, 1997 compared to 4.35% at June 30, 1997, but up from 3.27% at September 30, 1996. The decline from June 30, 1997 to September 30, 1997 was expected as many previous pools are expected to experience loss rates higher than 4.00% while loans acquired and securitized in 1997 are expected to experience loss rates lower than 4.00%.

          Prime Portfolio. Set forth below is certain information concerning the experience of UAC pertaining to delinquencies, and net credit losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                                                       Prime Delinquency Experience At
                          -------------------------------------------------------------------------------------
                                  September 30, 1997           June 30, 1997             September 30, 1996
                          -----------------------------    ------------------------   -------------------------
                                                                        (Dollars in thousands)
                           Number of                       Number of                   Number of
                             Loans            Amount         Loans        Amount        Loans         Amount
Servicing portfolio           177,377       $1,896,748      173,693     $1,860,272      155,853     $1,648,523
Delinquencies
  30-59 days                    4,310           45,766        2,487         27,373        1,498         16,605
  60-89 days                    2,196           25,156        1,646         18,931          907         10,650
  90 days or more                 934           11,131          723          8,826          499          6,047
                          -----------    -------------      -------     ----------     --------      ---------
Total delinquencies             7,440           82,053        4,856         55,130        2,904         33,302

Delinquency as a
  percentage of
  servicing portfolio            4.19%            4.33%        2.80%          2.96%        1.86%          2.02%

         As indicated in the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over increased to 4.33% at September 30, 1997 from 2.96% and 2.02% at June 30, 1997 and September 30, 1996, respectively, for UAC's prime servicing portfolio. The increased delinquency is primarily due to the deterioration of consumer credit trends, especially in those loans originated and securitized in 1995.

                                                                      Prime Credit Loss Experience
                                                                          For the Quarter Ended
                                        --------------------------------------------------------------------------------------
                                          September 30, 1997                 June 30, 1997                 September 30, 1996
                                        ------------------------          ---------------------        -----------------------
                                                                       (Dollars in thousands)
                                         Number of                      Number of                       Number of
                                          Loans         Amount             Loans       Amount             Loans       Amount
                                          -------     ----------          -------    ----------          -------    ----------
Average servicing portfolio               175,920     $1,881,603          173,072    $1,855,488          153,203    $1,616,606

Gross charge-offs                           2,054         23,056            1,887        21,907              986        10,751
Recoveries                                                 8,134                          9,421                          4,339
                                                      ----------                     ----------                     ----------
  Net charge-offs                                         14,922                         12,486                          6,412

Gross charge-offs as a percentage
  of average servicing portfolio             4.67%*         4.90%*           4.36%*        4.72%*           2.57%*        2.66%*

Recoveries as a percentage
  of gross charge-offs                                     35.28%                         43.00%                         40.36%

Net charge-offs as a percentage
  of average servicing portfolio                            3.17%*                         2.69%*                         1.59%*

* Annualized

         As indicated in the table above, credit losses on the prime auto portfolio totaled $14.9 million for the quarter ended September 30, 1997, or 3.17% (annualized) as a percentage of the average servicing portfolio compared to 2.69% and 1.59% for the quarter ended June 30, 1997 and September 30, 1996, respectively. Increased credit losses are primarily a result of higher gross charge-off rates (due to consumer credit trends, especially in the 1995 securitization pools), as well as a decline in recovery rates.

         Non-Prime Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Non-prime portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                                               Non-prime Delinquency Experience At
                          ---------------------------------------------------------------------------------------------
                              September 30, 1997              June 30, 1997            September 30, 1996
                          -----------------------      ------------------------     -----------------------------------

                                                                        (Dollars in thousands)
                           Number of                     Number of                    Number of
                             Loans        Amount           Loans         Amount        Loans        Amount
Servicing portfolio         6,288       $70,760           6,056         $68,289        4,925        $57,603
Delinquencies
  30-59 days                  380         4,420             236          2,807           119          1,402
  60-89 days                  162         1,876             123          1,412            35            443
  90 days or more              --            --              --             --            --             --
                            -----    -----------        -------    ------------    ---------       --------
Total delinquencies           542         6,296             359          4,219           154          1,845

Delinquency as a
  percentage of
  servicing portfolio        8.62%         8.90%           5.93%           6.18%        3.13%          3.20%


         As indicated in the above table, Non-prime portfolio delinquency was 8.90% based on outstanding loan balances of accounts 30 days past due and over at September 30, 1997, compared to 6.18% at June 30, 1997, and 3.20% at September 30, 1996.



                                                        Non-prime Credit Loss Experience
                                                               For the Quarter Ended
                                     -------------------------------------------------------------------------

                                       September 30, 1997          June 30, 1997          September 30, 1996
                                     ---------------------      --------------------     ---------------------
                                                                 (Dollars in thousands)
                                      Number of                 Number of                Number of
                                        Loans      Amount         Loans      Amount         Loans      Amount
                                        -----      ------         -----      ------         -----      ------
Average servicing portfolio             6,202      $69,825        6,041      $68,492        4,625      $53,908

Gross charge-offs                         229        2,474          175        1,962           69          751
Recoveries                                             933                       507                       274
                                                   -------                   -------                   -------
  Net charge-offs                                    1,541                     1,455                       477

Gross charge-offs as a percentage
  of average servicing portfolio        14.77%*      14.17%*      11.59%*      11.46%*       5.97%*       5.57%*

Recoveries as a percentage
  of gross charge-offs                               37.71%                    25.84%                    36.48%

Net charge-offs as a percentage
  of average servicing portfolio                      8.83%*                    8.50%*                    3.54%*

* Annualized

         As indicated in the above table, credit losses for the three months ended September 30, 1997 totaled approximately $1.5 million or 8.83%
(annualized) as a percentage of the average Non-prime servicing portfolio compared to 8.50% and 3.54% for the quarter ended June 30,1997 and September 30, 1996, respectively. Recovery rates as a percentage of average servicing portfolio for the quarter ended September 30, 1997 have improved over the previous quarter. The Company has historically focused on the prime end of the credit spectrum and will continue to do so.

         Marine Portfolio. Delinquency related to the Marine portfolio based on outstanding loan balances of accounts 30 days past due and over at September 30, 1997 was 1.46%, an increase over 0.10% at June 30, 1997. There were no credit losses on the average marine servicing portfolio for the first quarter of fiscal 1998. Management expects increases in marine delinquency and credit losses as the portfolio becomes seasoned.


Results of Operations

         Net earnings for the quarter were $504,000 or $0.04 per share compared to $5.9 million or $0.45 per share for the same quarter of last year. The decrease in net earnings is primarily attributable to a decrease in net interest margin after provision of $2.7 million as well as a $3.7 million ($2.2 million after tax) charge for the impairment of excess servicing related to an increase in the allowance for estimated credit losses on the securitized portfolio. The charge was taken based on current trends with respect to credit loss and delinquency, and their effects on the valuation of the excess servicing asset. (See discussion below).

         Net interest margin, after provision for September 30, 1997 was $815,000, a 76.6% decrease from the net interest margin after provision of $3.5 million for the same period of last year. Interest on loans for the quarter decreased 28.0% to $6.6 million compared to $9.2 million for the corresponding quarter of last year. The decrease in the net interest margin is due to a combination of a lower amount of loans held for sale at June 30, 1997 of $116.4 million compared to loans held for sale at June 30, 1996 of $244.0 million and lower loan acquisitions during the first quarter of fiscal 1998 compared to first quarter of fiscal 1997. Interest expense for the three months ended September 30, 1997 was $6.1 million compared to $6.4 million for the same period of last year. The decrease in interest expense is due primarily to lower average borrowing needs for the quarter ended September 30, 1997 resulting from lower loan acquisitions. This was partially offset by a higher effective interest cost due to a greater percentage of the borrowing being from long-term debt. The Company issued $65 million in Senior Notes during March 1997 resulting in increased interest expense on long-term debt beginning with the third quarter of fiscal 1997.

         Gain on sales of loans totaled $5.2 million (before the effect of an impairment of the excess servicing asset of $3.7 million) for the quarter ended September 30, 1997 compared to $6.9 million for the same quarter of last year. The decrease was due to loan acquisitions being down which resulted in a lower securitization for the first quarter of fiscal 1998 compared to the first quarter securitization of fiscal 1997. The loans sold in the securitization for the three months ended September 30, 1997 were $218.4 million compared to nearly $310.1 million for the three months ended September 30, 1996. This was offset, somewhat, by the improvement of gross and net spreads on this quarter's securitization of 7.04% and 5.38%, compared to 6.82% and 5.11%, respectively over the securitization in the same quarter of last year. Included in the gain on sale was an allowance for estimated credit loss of 4.00% and 3.00%, respectively.

         Servicing fees, net increased 6.3% to $6.2 million for the three months ended September 30, 1997, compared to $5.8 million for the three months ended September 30, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the scheduled accretion of discount established on the excess servicing asset at the time of securitization, and rebates received in excess of original estimates recorded inherent in the gain calculation. The increase in servicing fees, net is primarily a result of the increase in average securitized loans to nearly $1.8 billion for the first quarter of fiscal 1998, compared to just over $1.4 billion for the first quarter of fiscal 1997. Servicing fees are also impacted by the timing of excess servicing cashflows and excess rebates. The Company's rebate receivable is marked to market as a component of the excess servicing asset beginning with the fourth quarter of fiscal 1997 and thus, the Company does not expect to receive excess rebates in fiscal 1998. Prior to this, excess rebates received were included in servicing fees, net and totaled $809,000 for the quarter ended September 30, 1996.

         Other revenues increased to $1.0 million for the three months ended September 30, 1997, from $934,000 for the three months ended September 30, 1996. The increase resulted primarily from increases in late charge fee income, offset by a decrease in origination fee income.

         Salaries and benefits increased to $4.6 million for the three months ended September 30, 1997, from $3.6 million for the corresponding period ended September 30, 1996. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended September 30, 1997, were 420 compared to 347 for the comparable period ended September 30, 1996. The Company has experienced growth primarily in collections, but modestly in other areas. These increases are primarily in response to a growing servicing portfolio. Additional support staff has been added to ensure efficiency in operations as the Company's servicing portfolio continues to grow.

         Other operating expense increased 14.2% to $4.0 million for the three months ended September 30, 1997, from $3.5 million for the three months ended September 30, 1996. Operating expense as a percentage of average servicing portfolio was 1.76% and 1.71% for the period ending September 30, 1997 and September 30, 1996, respectively. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. The increase resulted primarily from an increase in consulting/professional fees for the Activity Based Management ("ABM") project that began in July 1997, which will help the Company identify costs of processes performed for use in pricing and improvement in overall efficiency.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $141.2 million at September 30, 1997, from $121.4 million at June 30, 1997. This increase was due to the net effect of higher loan originations in the first quarter (over the previous quarter) and a lower securitization in the first quarter (over the previous quarter).

         Excess Servicing increased to $104.2 million as of September 30, 1997, from $98.8 million as of June 30, 1997. This balance increased by the amount capitalized upon consummation of the UACSC 1997-C Auto Trust ("1997-C") prime securitization related to excess servicing and estimated dealer premium rebates. Structuring of the securitization includes the sale of "interest only strips" which generates more cash from the sale, but serves to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the return of excess cashflows as received over the three months ended September 30, 1997, related to all outstanding securitizations. The increase in excess servicing was offset by the effect of the $3.7 million dollar impairment of the excess servicing asset made during the current quarter. The provision was recorded as a reduction of the gain recognized on the 1997-C securitization. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At September 30, 1997, the allowances related to both prime and non-prime securitized loans totaled $76.5 million or 4.16% of the total securitized loan portfolio compared to $79.0 million and 4.35% at June 30, 1997 and $48.7 million and 3.27% at September 30, 1996. Accrued interest due the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts decreased to $69.9 million at September 30, 1997, from $71.7 million at June 30, 1997. These balances are increased by deposits made monthly from excess servicing cashflows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts is in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required due to negative excess servicing.

         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $314.2 million at September 30, 1997, compared to $265.5 million at June 30, 1997. The increase in total borrowings was primarily related to the increase in first quarter loan acquisitions as compared to the previous quarter ended June 30, 1997.

         The net deferred income taxes payable totaled $15.1 million at September 30, 1997, compared to $15.0 million at June 30, 1997. This increase is a result of the deferral of a portion of the gain on the sale of loans for the securitization effected during the first quarter of fiscal 1998 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) purchases and financing of loans, (ii) payment of Dealer Premiums,
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and (vi) sales of loans in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities decreased to $27.0 million for the three months ended September 30, 1997, from net cash provided by operating activities of $19.9 million for the three months ended September 30, 1996. This was primarily attributable to a decrease in loans securitized relative to loans acquired. The increase in cash used for investing activities was primarily due to the purchase of property for the expansion of the retail remarketing operations in Indianapolis. See - "Other Matters"

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 1998, hedging transactions have required a use of cash of $1.1 million.

         Financing Activities and Credit Facilities. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financings including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and currently intends to continue to do so. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. Additionally, the Company has a Marine Warehouse Facility of up to $50.0 million that was established in April 1997. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 87.0% of the outstanding principal balance of eligible loans at the time of purchase. The Marine Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 88.0% for any boat loan, up to 65.0% for personal watercraft loans with 49 - 60 scheduled monthly payments, and personal watercraft loans with less than 49 monthly payments at a purchase price of up to 83.0%. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. Between securitization transactions, the Company relies primarily on the Revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities.

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

Other Matters

         Corporate Domicile. During the second quarter, the commercial domicile of the funding and securitization subsidiaries will be moved from Indiana to Florida. This physical separation from the Company's Indiana office contributes to more defined boundaries between the operations of the Company and those of its subsidiaries. This move will enhance the independence of the subsidiaries as viewed by creditors and investors with no adverse impact on the daily operations of the Company.

         An additional benefit derived from relocating the commercial domicile of the subsidiaries may be a reduction in the Company's effective tax rate. This reduction should enhance the Company's earnings and position the Company to be more comparable with that of its competitors who are domiciled in more favorable state tax jurisdictions. The tax benefit of this change has not been fully determined at this point, and hence, first quarter tax provisions were recorded at the historical tax rate.

         Dealership. During the first quarter the Company acquired a 6.5 acre property near its Indianapolis headquarters for the purpose of expanding its reconditioning and retail remarketing operations which have outgrown its current facilities in Indianapolis. The Company is currently in the final stages of negotiation to obtain a new car franchise agreement. This strategy is being employed in efforts to improve the recovery rates on repossessed vehicles by offering them for retail sale at a manufacturer-franchised dealership which typically brings a higher price than an independent lot. Renovation of the facility is underway, and operations are expected to commence in the third quarter of fiscal 1998.

         The Company has no plans to finance any of the vehicle sales in-house. The dealership will operate similarly to other dealerships by utilizing indirect financing sources available as well as regional banks to fund vehicle purchases. Management believes that by improving recovery rates, UAC can improve the net credit loss rate.

         Ongoing Development. As a part of its ongoing development of its business plan, the Company is researching the possibilities of engaging in other finance-related businesses such as leasing, and other non-auto consumer lending. Additionally, the Company is researching the possibility of expanding its dealer base to include nationally-recognized used rental car outlets which are not manufacturer-franchised dealerships. Based on this research, the Company may expand its current operations to include some or all of the above finance-related businesses. It is management's philosophy to continually search for new products and markets to grow and expand the Company in order to maximize profits and shareholder value.

Discussion of Forward-Looking Information

         The above discussions contain forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, loan acquisition volume, target spreads, potential credit losses, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1997 which is incorporated herein by this reference.

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits- Exhibits Index appears on Page E-1.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Acceptance Corporation

November 13, 1997                      By:   /s/   John M. Stainbrook
                                            --------------------------------
                                            John M. Stainbrook
                                            President


November 13, 1997                      By:  /s/   Rick A. Brown
                                            --------------------------------
                                            Rick A. Brown
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

     10.1      Annual Bonus Plan for Management Employees, dated
               July 1, 1997

     10.2 Annual Bonus and Deferral Plan for Senior Officers, dated July 1, 1997

     27        Financial Data Schedule