Form 10-Q
period 1997-12-31
UNION ACCEPTANCE CORP
filed 1998-02-13
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

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
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                  Identification Number)



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

                                          Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                           Outstanding at February 13, 1998

Class A Common Stock, without par value                4,376,446 Shares
---------------------------------------                ----------------
Class B Common Stock, without par value                8,855,036 Shares
---------------------------------------                ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements :

         Consolidated Condensed Balance Sheets as of
         December 31, 1997 and June 30, 1997                                 3

         Consolidated Condensed Statements of Earnings for the Three
         Months and Six Months Ended  December 31, 1997 and 1996             4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended December 31, 1997 and 1996                         5

         Consolidated Condensed Statement of  Shareholders' Equity for
         Six Months Ended December 31, 1997                                  6

         Notes to Consolidated Condensed Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Part II. OTHER INFORMATION                                                  18


         Signatures                                                         19

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data

                                                                         December 31,      June 30,
Assets                                                                       1997            1997
                                                                       -----------------------------
                                                                         (Unaudited)

Cash                                                                    $  55,500          $  58,801
Restricted cash                                                            18,394             16,657
Loans, net                                                                174,140            121,381
Accrued interest receivable                                                 1,779              1,232
Furniture and equipment, net                                                4,979              2,150
Excess servicing                                                          106,098             98,841
Spread accounts                                                            67,424             71,744
Other assets                                                               20,878             21,360
                                                                       -----------------------------
  Total Assets                                                          $ 449,192          $ 392,166
                                                                       =============================

Liabilities

Amounts due under warehouse facilities                                    102,612             44,455
Long-term debt                                                            221,000            221,000
Accrued interest payable                                                    5,796              5,793
Amounts due to trusts                                                      12,779             16,067
Dealer premiums payable                                                     1,514              1,372
Other payables and accrued expenses                                         2,688              2,318
Deferred income tax payable                                                15,898             15,046
                                                                       -----------------------------
  Total Liabilities                                                       362,287            306,051
                                                                       -----------------------------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                             --                 --

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,376,446 and 4,011,358 shares issued and outstanding at December 31, 1997 and
  June 30, 1997, respectively                                              58,360             58,270

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 8,855,036  and 9,200,000 shares issued and outstanding at December 31, 1997 and
  June 30, 1997, respectively                                                --                 --

Net unrealized loss on excess servicing                                    (1,750)              --
Retained earnings                                                          30,295             27,845
                                                                       -----------------------------
  Total Shareholders' Equity                                               86,905             86,115
                                                                       -----------------------------

  Total Liabilities and Shareholders' Equity                            $ 449,192          $ 392,166
                                                                       =============================


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Earnings
Dollars in thousands, except share data
(Unaudited)

                                                             Three Months Ended                   Six Months Ended
                                                               December 31,                          December 31,
                                                 ------------------------------------     ------------------------------------

                                                       1997                 1996                  1997                1996
                                                 ------------------------------------     ------------------------------------
Interest on loans                                 $      6,476          $      9,096         $     13,124         $     18,329
Interest on spread accounts and
  restricted cash                                        1,672                 1,545                3,397                3,055
                                                 ------------------------------------     ------------------------------------
  Total interest income                                  8,148                10,641               16,521               21,384
Interest expense                                         6,167                 6,265               12,220               12,675
                                                 ------------------------------------     ------------------------------------
  Net interest margin                                    1,981                 4,376                4,301                8,709
Provision for credit losses                              1,770                   993                3,275                1,848
                                                 ------------------------------------     ------------------------------------
  Net interest margin
         after provision                                   211                 3,383                1,026                6,861

Gain on sales of loans, net                              3,089                 7,790                4,555               14,665
Servicing fees, net                                      6,429                 6,258               12,621               12,084
Other                                                      985                   910                2,005                1,844
                                                 ------------------------------------     ------------------------------------

  Total revenues                                        10,714                18,341               20,207               35,454
                                                 ------------------------------------     ------------------------------------

Salaries and benefits                                    4,871                 3,900                9,481                7,532
Other                                                    4,165                 3,932                8,178                7,446
                                                 ------------------------------------     ------------------------------------

  Total operating expenses                               9,036                 7,832               17,659               14,978
                                                 ------------------------------------     ------------------------------------

Earnings before provision for
  income taxes                                           1,678                10,509                2,548               20,476
Provision (benefit) for income taxes                      (268)                4,316                   98                8,365
                                                 ------------------------------------     ------------------------------------

  Net earnings                                    $      1,946          $      6,193         $      2,450         $     12,111
                                                 ===================================      ====================================
  Earnings per share (diluted & basic)            $       0.15          $       0.47         $       0.19         $       0.92
                                                 ===================================      ====================================

  Weighted average common
        shares outstanding                          13,227,010            13,215,515           13,221,899           13,213,437
                                                 ===================================      ====================================

See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                       -----------------------------
                                                                           1997               1996
                                                                        ---------          ---------

Cash flows from operating activities:
    Net earnings                                                        $   2,450          $  12,111
         Adjustments to reconcile net earnings to net cash
         provided (used) by operating activities:
             Loan originations in excess of liquidations                 (476,782)          (588,707)
             Dealer premiums paid in excess of dealer premium
               rebates received on loans held for sale                    (21,175)           (28,355)
             Securitization of loans held for sale                        422,537            625,192
             Gain on sales of loans                                       (11,656)           (22,526)
             Proceeds on sale of interest-only strip                        7,137             18,293
             Return of excess servicing cash flows                         10,103             18,074
             Impairment of Excess Servicing                                 3,756                 --
             Provision for estimated credit losses                          3,275              1,848
             Amortization and depreciation                                  2,067              1,860
             Spread accounts                                                4,320             (9,054)
             Restricted cash                                               (1,737)            (1,430)
             Other assets and accrued interest receivable                  (2,265)            (3,473)
             Amounts due to trusts                                         (3,288)             3,802
             Other payables and accrued expenses                            3,056              3,218
                                                                        ---------          ---------
               Net cash provided (used) by operating activities           (58,202)            30,853
                                                                        ---------          ---------

Cash flows from investing activities:
    Purchase of fixed assets                                               (3,256)              (561)
                                                                        ---------          ---------

Cash flows from financing activites:
    Net change in warehouse credit facilities                              58,157            (31,340)
    Payment of borrowing fees                                                  --                 (4)
                                                                        ---------          ---------
                                                                           58,157            (31,344)

Change in cash                                                             (3,301)            (1,052)

Cash, beginning of period                                                  58,801             13,459
                                                                        ---------          ---------

Cash, end of period                                                     $  55,500          $  12,407
                                                                        =========          =========

Supplemental disclosures of cash flow information:

               Income taxes paid                                        $      20          $   4,200
                                                                        =========          =========

               Interest paid                                            $  12,768          $  13,399
                                                                        =========          =========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended December 31, 1997
(Dollars in thousands, except per share data)
(Unaudited)


                                    Number of Common Stock                                     Net
                                      Shares Outstanding                                    Unrealized
                                                                                             Loss on          Total
                                                                  Common       Retained       Excess      Shareholders'
                                    Class A        Class B         Stock       Earnings     Servicing         Equity
                                 -----------------------------    ----------   -----------  ------------  -------------

Balance at June 30, 1997              4,016,788      9,200,000   $    58,270   $    27,845   $      -       $  86,115
Grants of Common Stock                   14,694              -            90             -          -              90
Conversion of Class B
   Common Stock into Class A
   Common Stock                         200,000       (200,000)           -              -          -               -
Net Earnings                                  -             -             -          2,450          -           2,450

                                 ------------------------------------------------------------------------------------
                                      4,376,446      8,855,036        58,360        30,295          -          88,655

Net unrealized loss on excess
   servicing                                  -             -             -             -      (1,750)         (1,750)
                                 ------------------------------------------------------------------------------------
Balance at December 31, 1997          4,376,446      8,855,036   $    58,360   $    30,295    $(1,750)     $   86,905



See accompanying notes to condensed consolidated financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1997 and December 31, 1996
(Unaudited)

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

         During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance
Securitization Corporation were formed as wholly owned subsidiaries of UAC. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly- owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC. Circle City Car Company and Union Acceptance Receivables Corporation were formed as wholly-owned subsidiaries of UAC during the first and second quarters, respectively, of fiscal 1998.

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


Note 2- Earnings Per Share

         The Corporation has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. Accordingly, these amounts appear on the consolidated financial statements in this Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended December 31, 1997 and 1996 were 13,227,010 and 13,215,515, respectively. The weighted average number of shares used in the basic and dilutive EPS computations for the six months ended December 31, 1997 and 1996 were 13,221,899 and 13,213,437, respectively.


Note 3- Conversion of Common Stock

         The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 344,964 shares of Class B Common Stock were converted to shares of Class A Common Stock in the fiscal quarter ended December 31, 1997.

Union Acceptance Corporation and Subsidiaries
Notes to the Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1997 and December 31, 1996
(Unaudited)


Note 4- Excess Servicing


Excess servicing is as follows (in thousands) at:

                                                      December 31,           June 30,
                                                         1997                  1997
                                                     -----------           -----------
Estimated value of excess servicing cash
  flows, net of estimated prepayments                $   152,403           $   148,788
Allowance for estimated credit losses                    (70,911)              (79,013)
Estimated dealer premium rebates                          26,855                28,175
Discount to present value                                (13,166)              (11,916)
                                                     -----------           -----------
                                                          95,181                86,034

Accrued interest on securitized loans                     13,720                12,807
Unrealized loss on excess servicing                       (2,803)                   --
                                                     -----------           -----------
Excess Servicing                                     $   106,098           $    98,841
                                                     ===========           ===========

Outstanding balance of loans serviced
  through securitized trusts                         $ 1,829,869           $ 1,818,163
Allowance for estimated credit losses as
  a percentage of securitized loans serviced                3.88%                 4.35%



Note 5-Current Accounting Pronouncements

         In June, 1997, The FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all non-owner changes in shareholders' equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Company, but is not expected to have an impact on the financial statements or results of operations.

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


Note 6-Year 2000 Compliant

         A Year 2000 Committee has been established by the Company consisting of directors, officers, and employees of the Company to address problems which could arise from the forthcoming Year 2000 rollover. The Committee is charged with providing regular reports to the Board of Directors detailing progress in this area. Based on progress by the Committee to date, it is not anticipated that the Year 2000 rollover will present material financial or operational burdens for the Company.

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

         Acquisition Volume. The Company currently acquires loans in 51 major metropolitan areas in 30 states from over 3,300 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). In June 1996, the Company began acquiring loans under the Marine lending program ("Marine lending"). The Company continues to expand through focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Over the last year, the Company made some strategic decisions with regard to pricing and underwriting to improve the overall credit quality of the portfolio over the long-term. These changes coupled with intense competition in the consumer finance markets and the cyclical nature of the automotive industry continue to negatively impact the volume of loan acquisitions. Total loan acquisitions were $227.4 million for the quarter ended December 31, 1997, a decrease from $252.9 million for the quarter ended September 30, 1997, and $307.4 million for the quarter ended December 31, 1996. Prime loan acquisitions for the quarter ended December 31, 1997, decreased by 8.8% from the previous quarter, and 25.2% from the quarter ended December 31, 1996. Non-prime loan acquisitions for the quarter ended December 31, 1997, decreased by 34.2% from the quarter ended September 30, 1997, and 46.7% from the quarter ended December 31, 1996. Loan acquisitions for the marine business decreased 70.1% from the quarter ended September 30, 1997, and 44.2% from the quarter ended December 31, 1996.

         Gross and Net Spreads. Market interest rates (i.e. treasury rates) on the second quarter securitization decreased significantly from the first quarter securitization. The gross and net spreads on the second quarter securitization of fiscal 1998 were 6.71% and 5.07% compared to 7.39% and 5.37%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses. Net spread on the most recent prime securitization (November 1997) was 5.07% compared to 5.38% in the first quarter securitization and 5.37% in the quarter ended December 31, 1996. Because of the higher spread to treasury rates in the asset-backed securities market, the net spread on the second quarter securitization of fiscal 1998 was lower compared to the second quarter securitization of fiscal 1997.

         Management is currently targeting net spreads of 4.85% to 5.35% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 65 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

          Gain on Sales of Loans. Gain on Sales of Loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread and the level of estimated credit losses. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.

         Portfolio Performance. Increasing delinquency and credit losses prior to this quarter have been attributed to the deterioration of consumer credit despite low unemployment and relatively good economic conditions. There has been a slight improvement in delinquency and credit losses since September 1997, which is primarily attributable to strategic efforts made by the Company. Beginning in March 1997, UAC implemented tighter credit standards in loan acquisitions to help ensure adequate credit quality. Several collection strategies have been implemented to target problem accounts, including forming specialized collection teams to concentrate on specific classes of accounts and utilization of new scoring tools to focus collection efforts most effectively.

         Recovery rates are a contributing factor to higher credit losses. The market for the sale of used-cars at auction has continued to decline due to saturation by used leased vehicles and repossessed vehicles due to bankruptcy.
Recoveries as a percentage of gross charge-offs increased to 38.11% for the quarter ended December 31, 1997, up from 35.28% for the quarter ended September 30, 1997, and 37.52% for the quarter ended December 31, 1996. Although recovery rates showed signs of improvement during the most recent quarter, management continues to look for ways to improve recovery rates including expansion of the Company's reconditioning and remarketing operations. See - "Other Matters"

         Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the gain allowance for the second quarter securitization were 4.00% over the life of the pool.
Allowance for estimated credit losses on securitized loans (inherent in the excess servicing asset) declined to 3.88% at December 31, 1997, compared to 4.16% at September 30, 1997, and increased from 3.40% at December 31, 1996. The decline from September 30, 1997, to December 31, 1997, is due primarily to the mix of the seasoning of the securitized pools.

         Prime Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".


                                                                    Prime Delinquency Experience At
                                     -----------------------------------------------------------------------------------------------
                                            December 31, 1997              September 30, 1997               December 31, 1996
                                     ------------------------------     --------------------------     ----------------------------
                                                                          (Dollars in thousands)
                                          Number of                       Number of                       Number of
                                            Loans          Amount           Loans         Amount            Loans          Amount
                                            -----          ------           -----         ------            -----          ------
Servicing portfolio                        179,962      $1,920,930         177,377      $1,896,748         165,270      $1,766,525
Delinquencies
  30-59 days                                 3,954          41,778           4,310          45,766           1,743          18,973
  60-89 days                                 2,274          25,933           2,196          25,156           1,235          14,388
  90 days or more                              688           8,048             934          11,131             892          10,744
                                        ----------      ----------      ----------      ----------      ----------      ----------
Total delinquencies                          6,916          75,759           7,440          82,053           3,870          44,105

Delinquency as a
  percentage of servicing portfolio           3.84%           3.94%           4.19%           4.33%           2.34%           2.50%


         As indicated by the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over decreased to 3.94% at December 31, 1997, compared to 4.33% at September 30, 1997, and increased from 2.50% at December 31, 1996, for UAC's prime servicing portfolio. The decreased delinquency is primarily attributed to collection strategies implemented to target problem accounts as well as the utilization of new scoring tools to focus collection efforts most effectively.

                                                                     Prime Credit Loss Experience
                                                                      For the Three Months Ended
                                          -----------------------------------------------------------------------------------
                                             December 31, 1997          September 30, 1997             December 31, 1997
                                          -----------------------     ---------------------------     -----------------------
                                                                         (Dollars in thousands)
                                          Number of                    Number of                      Number of
                                            Loans        Amount         Loans            Amount        Loans          Amount
                                            -----        ------         -----            ------        -----          ------
Average servicing portfolio                179,334     $1,916,778      175,920       $  1,881,603     162,427      $1,731,548

Gross charge-offs                            1,977         22,373        2,054             23,056       1,268          14,144
Recoveries                                                  8,527                           8,134                       5,307
                                                       ----------                    ------------                  ----------
  Net charge-offs                                          13,846                          14,922                       8,837

Gross charge-offs as a percentage
  of average servicing portfolio (1)          4.41%          4.67%        4.67%              4.90%       3.12%           3.27%
Recoveries as a percentage of
  gross charge-offs                                         38.11%                          35.28%                      37.52%
Net charge-offs as a percentage
  of average servicing portfolio (1)                         2.89%                           3.17%                       2.04%

                                                             For the Six Months Ended
                                             --------------------------------------------------------
                                                   December 31, 1997            December 31, 1996
                                             -------------------------    ---------------------------

                                                                    (Dollars in thousands)
                                                Number of                   Number of
                                                  Loans       Amount         Loans            Amount
                                                  -----       ------         -----            ------
Average servicing portfolio                      177,627   $1,899,190      157,815        $1,674,077

Gross charge-offs                                  4,031       45,429        2,254            24,895
Recoveries                                                     16,661                          9,646
                                                           ----------                     ----------
  Net charge-offs                                              28,768                         15,249

Gross charge-offs as a percentage
  of average servicing portfolio (1)                4.54%        4.78%        2.86%             2.97%
Recoveries as a percentage
  of gross charge-offs                                          36.68%                         38.75%
Net charge-offs as a percentage
  of average servicing portfolio (1)                             3.03%                          1.82%

    (1) Annualized


         As indicated in the table above, credit losses on the prime auto portfolio totaled $13.8 million for the quarter ended December 31, 1997, or 2.89% (annualized) of the average servicing portfolio compared to 3.17% and 2.04% for the quarters ended September 30, 1997, and December 31, 1996, respectively. Decreased credit losses are primarily a result of strategic efforts made by the Company to improve the overall credit-quality of loans as well as a slight improvement in recovery rates.


         Non-Prime Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Non-Prime portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                                                              Non-prime Delinquency Experience At
                                         -----------------------------------------------------------------------
                                            December 31, 1997         September 30, 1997      December 31, 1996
                                         ---------------------       --------------------    -------------------
                                                                    (Dollars in thousands)
                                         Number of                   Number of                         Number of
                                          Loans         Amount         Loans      Amount      Loans      Amount
                                          -----         ------         -----      ------      -----      ------
Servicing portfolio                       6,367        $70,439         6,288      $70,760     5,574     $64,746
Delinquencies
  30-59 days                                400          4,647           380        4,420       119       1,445
  60-89 days                                150          1,728           162        1,876        80       1,009
  90 days or more                             -              -            -             -         -           -
                                          -----        -------         -----      -------     -----     -------
Total delinquencies                         550          6,375           542        6,296       199       2,454

Delinquency as a
  percentage of servicing portfolio        8.64%          9.05%         8.62%        8.90%     3.57%       3.79%

         As indicated in the above table, Non-prime portfolio delinquency was 9.05% based on outstanding loan balances of accounts 30 days past due and over at December 31, 1997, compared to 8.90% at September 30, 1997, and 3.79% at December 31, 1996. The increase in delinquency at December 31, 1997, compared to December 31, 1996, is due primarily to the seasoning of the portfolio.

                                                      Non-prime Credit Loss Experience
                                                         For the Three Months Ended
                                      ---------------------------------------------------------------
                                       December 31, 1997      September 30, 1997   December 31, 1996
                                      -------------------    -------------------  -------------------
                                                         (Dollars in thousands)
                                       Number of             Number of             Number of
                                         Loans     Amount     Loans     Amount       Loans     Amount
                                         -----     ------     -----     ------       -----     ------
Average servicing portfolio              6,340    $70,547      6,202    $69,825      5,402    $62,863

Gross charge-offs                          195      2,163        229      2,474         67        733
Recoveries                                            708                   933                   184
                                                  -------                ------                ------
  Net charge-offs                        1,455      1,541        549

Gross charge-offs as a percentage
  of average servicing portfolio (1)     12.30%     12.26%     14.77%     14.17%      4.96%      4.66%
Recoveries as a percentage
  of gross charge-offs                              32.75%                37.71%                25.10%
Net charge-offs as a percentage
  of average servicing portfolio (1)                 8.25%                 8.83%                 3.49%


                                               For the Six Months Ended
                                        ----------------------------------------
                                        December 31, 1997    December 31, 1996
                                        -----------------    -------------------
                                                 (Dollars in thousands)
                                        Number of            Number of
                                          Loans   Amount       Loans    Amount
                                          -----   ------       -----    ------
Average servicing portfolio              6,271    $70,186      5,014    $58,386

Gross charge-offs                          424      4,637        136      1,484
Recoveries                                          1,641                   458
                                                  -------               -------
  Net charge-offs                        2,996      1,026

Gross charge-offs as a percentage
  of average servicing portfolio (1) 13.52% 13.21% 5.42% 5.08% Recoveries as a percentage
  of gross charge-offs                              35.39%                30.86%
Net charge-offs as a percentage
  of average servicing portfolio (1)                 8.54%                 3.51%

(1) Annualized

         As indicated in the table above, credit losses for the quarter ended December 31, 1997, totaled $1.5 million or 8.25% (annualized) as a percentage of the average Non-prime servicing portfolio compared to 8.83% and 3.49% for the quarters ended September 30, 1997, and December 31, 1996, respectively. Increased Non-prime credit losses are a result of seasoning in the portfolio. The Non-prime portfolio represents less than 4.00% of the Company's total servicing portfolio.

         Marine Portfolio. Delinquency related to the Marine portfolio based on outstanding loan balances of accounts 30 days past due and over at December 31, 1997, was 1.60%, an increase from 1.46% at September 30, 1997. Net credit losses on the marine servicing portfolio for the second quarter of fiscal 1998 were 1.64%, compared to no credit losses for the quarter ended September 30, 1997. The increase in net credit losses is expected as the portfolio becomes more seasoned. The Marine portfolio accounts for less than 40 b.p. of the Company's total servicing portfolio.

Results of Operations

         Net earnings for the three months and six months ended December 31, 1997, were down 68.6% and 79.8% respectively, compared to the three months and six months ended December 31, 1996. Net earnings for the three months ended December 31, 1997, included a one-time income tax benefit of $860,000 resulting from the change in commercial domicile of five of the Company's subsidiaries. The change in commercial domicile should reduce the effective income tax rate from 40.5% to approximately 38.2% on a continuing basis. The decrease in net earnings is primarily attributable to lower net interest margins and lower gain on sale of loans. The Company's total loan acquisitions for the quarter decreased by 26.0% compared to the same quarter of last year. Year to date loan acquisitions also decreased by 20.5% over the comparable period of fiscal 1997. The servicing portfolio reached over $2.0 billion, a 9.0% increase over a year ago.

         Net interest margin after provision decreased 93.8% to $211,000 and 85.0% to $1.0 million for the three months and six months ended December 31, 1997, respectively, compared to $3.4 million and $6.9 million for the three months and six months ended December 31, 1996. The decrease in interest income resulted from a decrease in the average monthly balance of prime loans held for sale to $142.6 million for the quarter ended December 31, 1997, from $213.5 million for the corresponding quarter ended December 31, 1996. Interest expense for the three and six months ended December 31, 1997, was lower than in the corresponding periods of the prior fiscal year as a result of lower average borrowing needs resulting from lower loan acquisitions. The lower interest expense was partially offset by increased interest on long-term debt due to the issuance of $65.0 million of Senior Notes in March 1997. Provision for credit losses increased 78.3% and 77.2% for the three and six months ended December 31, 1997, over the same periods in the prior fiscal year. The provision for credit losses was increased in response to the prior periods' trend of increasing credit losses and delinquencies.

         Gain on sales of loans decreased to $3.1 million and $4.6 million for the three and six months ended December 31, 1997, respectively, from $7.8 million and $14.7 million for the corresponding periods ended December 31, 1996. The decrease was due to both lower loan acquisitions resulting in lower securitizations in both the first and second quarters of fiscal 1998 and a higher provision for estimated credit losses. The Company securitized $218.4 million in loans during the first quarter and $204.1 million in the second quarter of fiscal 1998, compared to $311.0 million and $314.2 million (including $31.1 million in a non-prime securitization) for the first and second quarters of fiscal 1997. The non-prime securitization in the second quarter of fiscal 1997 yielded a gain on sale of nearly $1.9 million, accounting for part of the decrease in gain on sale during the current quarter securitization.

          Servicing fees, net increased to $6.4 million and $12.6 million for the three and six months ended December 31, 1997, respectively, compared to $6.3 million and $12.1 million for the corresponding periods ended December 31, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the scheduled accretion of discount established on the excess servicing asset at the time of securitization, and dealer rebates received in excess of original estimates recorded in the gain calculation. Increased servicing fees were primarily a result of the increase in the average securitized loans of approximately 16.8% and 19.5% for the three and six months ended December 31, 1997, respectively, as compared to the same periods of fiscal 1997.

         Other revenue increased to $985,000 and $2.0 million for the three and six months ended December 31, 1997, respectively, from $910,000 and $1.8 million for the three and six months ended December 31, 1996. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from an increase in late charge fee income, but was offset by a decrease of 45.9% and 39.2% in origination fees for the three months and six months ended December 31, 1997, respectively, as compared to the same periods of the previous year. The increase in late charge income is primarily due to the increase in the servicing portfolio. The decrease in origination fees is primarily due to a lower volume of loans acquired during the three and six months ended December 31, 1997 compared to same periods of fiscal 1997. Additionally, origination fees have decreased due to the use of a greater percentage of generic contracts which do not allow for an origination fee to be charged.

         Salaries and benefits increased 24.9% to $4.9 million and 25.9% to $9.5 million for the three and six months ended December 31, 1997, respectively, from $3.9 million and $7.5 million for the corresponding periods ended December 31, 1996. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three and six months ended December 31, 1997, were 441 and 431, respectively, compared to 373 and 360 for the comparable periods ended December 31, 1996. The Company has experienced growth primarily in collections, but modestly in other areas. Additional support staff has been added to help ensure efficiency in operations as the Company's servicing portfolio continues to increase.

         Other operating expense increased 6.0% to $4.2 million and 9.8% to $8.2 million for the three and six months ended December 31, 1997, respectively, from $3.9 million and $7.4 million for the three and six months ended December 31, 1996. Other operating expenses primarily include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, and office supplies. The increase resulted primarily from an increase in consulting and professional fees for the Activity Based Management ("ABM") project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. The ABM project focuses on improving the overall operating efficiency by identifying costs associated with Company processes, and the change in commercial domicile has currently provided an income tax benefit of $860,000.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $174.1 million at December 31, 1997, from $121.4 million at June 30, 1997. This increase was due primarily to the timing of the securitization in the current quarter which was completed in the middle month of the quarter compared to the securitization in the quarter ended June 30, 1997, which was completed in the last month of the quarter.

         Excess Servicing increased to $106.1 million as of December 31, 1997, from $98.8 million as of June 30, 1997. Excess Servicing increased by the amount capitalized upon consummation of the UACSC 1997-C and 1997-D Auto Trusts ("1997-C" and "1997-D") prime securitizations. Structuring of the securitization includes the sale of an "interest only strip" which generates more cash from the sale but serves to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the increased return of excess cashflows over the six months ended December 31, 1997, related to all outstanding securitizations. The excess servicing asset was decreased by a mark to market unrealized loss adjustment to excess servicing totaling $2.8 million or $1.8 million after tax. The net unrealized loss was recorded as a component of shareholder's equity in accordance with SFAS 125 during the current quarter. The increase in excess servicing was also offset by the effect of the $3.7 million impairment of the excess servicing asset recorded during the quarter ended September 30, 1997, which reduced the gain on the 1997-C securitization. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At December 31, 1997, the allowance related to both prime and non-prime securitized loans, totaled $70.9 million or 3.88% of the total securitized loan portfolio compared to $79.0 million or 4.35% at June 30, 1997, and $55.2 million or 3.40% at December 31, 1996. Accrued interest due to the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts decreased to $67.4 million at December 31, 1997, from $71.7 million at June 30, 1997. These balances are increased by deposits made monthly from excess servicing cashflows and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of Spread Account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required to meet cash flow requirements of the securitization. An initial deposit of $2.0 million was made in connection with the 1997-D securitization.

         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $323.6 million at December 31, 1997, compared to $265.5 million at June 30, 1997. The increase in total borrowings was primarily related to the timing of the securitization during the current quarter. The second quarter securitization was effected during the second month of the quarter while the fourth quarter securitization was effected during the third month of the quarter. The difference in timing resulted in borrowing for more days during the quarter ended December 31, 1997, compared to the quarter ended June 30, 1997.

         The net deferred income taxes payable totaled $15.9 million at December 31, 1997, compared to $15.0 million at June 30, 1997. The increase is a result of the deferral of a portion of the gain on sales of loans for the securitizations effected during the first and second quarters of fiscal 1998 in excess of previously deferred income recognized currently for tax purposes, which is offset by the $860,000 reduction in deferred state income taxes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) purchases and financing of loans, (ii) payment of Dealer Premiums,
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities decreased to $58.2 million for the six months ended December 31, 1997, from net cash provided by operating activities of $30.9 million for the six months ended December 31, 1997. This was primarily attributable to a decrease in loans securitized relative to loans acquired. The increase in cash used for investing activities was primarily due to the purchase of property for the expansion of the reconditioning and remarketing operations in Indianapolis. See - "Other Matters"

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first and second quarters of fiscal 1998, hedging transactions have required a use of cash of $1.7 million.

         Financing Activities and Credit Facilities. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financings including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. The Company consistently assesses its long-term loan funding arrangements with a view to optimizing cash flows and reducing costs.

         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. Additionally, the
Company has a Marine Warehouse Facility of up to $50.0 million that was established in April 1997. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 87.0% of the outstanding principal balance of eligible loans at the time of purchase. The Marine Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 88.0% for any boat loan, up to 65.0% for personal watercraft loans with 49 - 60 scheduled monthly payments, and personal watercraft loans with less than 49 monthly payments at a purchase price of up to 83.0%. The Company also issued $110.0 million in Senior Notes in connection with the Company's initial public offering and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. Between securitization transactions, the Company relies primarily on the Revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities.

         During the fiscal quarter ended December 31, 1997, the Company was notified by Fitch IBCA ("Fitch") that its ratings of the Company's senior and subordinated notes were being reduced one grade. Fitch also informed the Company that it would consider a further downgrade of such securities in the third quarter of fiscal 1998 if the Company failed to show material improvement in asset quality unless the Company obtained additional equity capital. In view of the improvement in the asset quality of the Company's servicing portfolio in the second quarter and the adequacy for the time being of the Company's capital resources as discussed herein, the Company does not intend to seek additional equity investment in the current year. There is no assurance as to what, if any, further action Fitch will take with respect to its ratings of the Company's debt securities.

         Management believes that the Company's existing capital resources, the Warehouse Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of fiscal 1998.

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

Other Matters

         Remarketing of Repossessed Autos. During the first quarter of fiscal 1998 the Company acquired a 6.5 acre property near its Indianapolis headquarters for the purpose of expanding its reconditioning and remarketing operations which have outgrown its current facilities in Indianapolis. Renovation of the facility is progressing and operations are expected to commence in the fourth quarter of fiscal 1998.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, on October 29, 1997, the following nominees were elected to the Board of Directors.

                                            Affirmative                Votes
                                              Votes                   Withheld

Howard L. Chapman                           49,425,040                 27,659
John M. Davis                               49,425,040                 27,659
Fred M. Fehsenfeld                          49,425,040                 27,659
Donald A. Sherman                           49,425,040                 27,659
John M. Stainbrook                          49,425,040                 27,659
Jerry D. Von Deylen                         49,425,040                 27,659
Richard D. Waterfield                       49,423,040                 27,659
Thomas M. West                              49,425,040                 27,659

The following proposal was approved at the Company's Annual Meeting on October 29, 1997:

Ratification of appointment of auditors. KPMG Peat Marwick LLP was retained as the Company's auditors for the fiscal year 1998. The votes were as follows:
12,656,904 Affirmative Votes; 15,350 Negative Votes; and 7,645 Votes Abstained.

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Union Acceptance Corporation

February 13, 1998                           By:   /s/   John M. Stainbrook
                                                 -------------------------
                                                 John M. Stainbrook
                                                 President

February 13, 1998                           By:  /s/   Rick A. Brown
                                                 -------------------
                                                 Rick A. Brown
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer