Form 10-Q
period 1998-03-31
UNION ACCEPTANCE CORP
filed 1998-05-13
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                   Class                       Outstanding at May 13, 1998

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


                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements :

         Consolidated Condensed Balance Sheets as of
         March 31, 1998 and June 30, 1997                                   3

         Consolidated Condensed Statements of Earnings for the Three
         and Nine Months  Ended  March 31, 1998 and 1997                    4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended March 31, 1998 and 1997                          5

         Consolidated Condensed Statement of Shareholders' Equity for
         the Nine Months Ended March 31, 1998                               6

         Notes to Consolidated Condensed Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Part II. OTHER INFORMATION                                                 20


         Signatures                                                        21

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data
                                                      March 31,     June 30,
Assets                                                  1998          1997
                                                     ------------------------
                                                            (Unaudited)

Cash                                                 $  28,025      $  58,801
Restricted cash                                         18,331         16,657
Loans, net                                             153,759        121,381
Accrued interest receivable                              1,439          1,232
Property and equipment, net                              6,564          2,150
Excess servicing                                       106,428         98,841
Spread accounts                                         70,542         71,744
Other assets                                            20,715         21,360
                                                     ------------------------
  Total Assets                                       $ 405,803      $ 392,166
                                                     ========================

Liabilities

Amounts due under warehouse facilities                  57,070         44,455
Long-term debt                                         221,000        221,000
Accrued interest payable                                 2,283          5,793
Amounts due to trusts                                   17,932         16,067
Dealer premiums payable                                  1,601          1,372
Other payables and accrued expenses                      2,835          2,318
Deferred income tax payable                             17,124         15,046
                                                     ------------------------
  Total Liabilities                                    319,845        306,051
                                                     ------------------------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding
                                                            --             --

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,376,446 and
  4,016,788 shares issued and outstanding at
  March 31, 1998 and June 30, 1997, respectively        58,360         58,270

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 8,855,036 and
  9,200,000 shares issued and outstanding at
  March 31, 1998 and June 30, 1997, respectively            --             --

Net unrealized loss on excess servicing                 (4,489)            --
Retained earnings                                       32,087         27,845
                                                     ------------------------
  Total Shareholders' Equity                            85,958         86,115
                                                     ------------------------

  Total Liabilities and Shareholders' Equity         $ 405,803      $ 392,166
                                                     ========================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Earnings
Dollars in thousands, except share data
(Unaudited)


                                                      Three Months Ended                Nine Months Ended
                                                          March 31,                         March 31,
                                               ------------------------------     -----------------------------
                                                   1998              1997             1998             1997
                                               ------------------------------     -----------------------------
Interest on loans                              $      7,119      $      7,685     $     20,243     $     26,014
Interest on spread accounts and
   restricted cash                                    1,686             1,654            5,083            4,709
                                               ------------------------------     -----------------------------
  Total interest income                               8,805             9,339           25,326           30,723
 Interest expense                                     6,990             6,118           19,210           18,793
                                               ------------------------------     -----------------------------
  Net interest margin                                 1,815             3,221            6,116           11,930
Provision for credit losses                           1,900             1,180            5,175            3,028
                                               ------------------------------     -----------------------------
  Net interest margin
     after provision                                    (85)            2,041              941            8,902


Gain on sales of loans
                                                      4,383             8,283            8,938           22,948
Servicing fees, net                                   6,445             6,860           19,066           18,944
Other                                                 1,065             1,011            3,070            2,856
                                               ------------------------------     -----------------------------

  Total revenues                                     11,808            18,195           32,015           53,650
                                               ------------------------------     -----------------------------

Salaries and benefits                                 4,815             4,065           14,296           11,597
Other                                                 4,007             3,480           12,185           10,927
                                               ------------------------------     -----------------------------

  Total operating expenses                            8,822             7,545           26,481           22,524
                                               ------------------------------     -----------------------------

Earnings before provision for
  income taxes                                        2,986            10,650            5,534           31,126
Provision for income taxes                            1,194             4,341            1,292           12,706
                                               ------------------------------     -----------------------------

  Net earnings                                 $      1,792      $      6,309     $      4,242     $     18,420
                                               ==============================     =============================

  Net earnings per share (diluted & basic)     $       0.14      $       0.48     $       0.32     $       1.39
                                               ==============================     =============================

  Weighted average number of
      common shares outstanding                  13,231,482        13,216,788       13,225,047       13,214,554
                                               ==============================     =============================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                      1998           1997
                                                                    ---------      ---------

Cash flows from operating activities:
   Net earnings                                                     $   4,242      $  18,420
      Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities:
         Loan acquisitions in excess of liquidations                 (688,342)      (854,758)
         Dealer premiums paid in excess of dealer premium
           rebates received on loans held for sale                    (30,197)       (43,014)
         Securitization of loans held for sale                        651,475        918,540
         Gain on sales of loans                                       (17,438)       (32,693)
         Proceeds on sale of interest-only strip                       11,050         25,979
         Return of excess servicing cash flows                         15,986         19,779
         Impairment of Excess Servicing                                 3,756             --
         Provision for estimated credit losses                          5,175          3,028
         Amortization and depreciation                                  3,314          2,719
         Spread accounts                                                1,202         (7,908)
         Restricted cash                                               (1,674)        (1,423)
         Other assets and accrued interest receivable                   2,142         (3,352)
         Amounts due to trusts                                          1,865          6,695
         Other payables and accrued expenses                             (838)         4,747
                                                                    ---------      ---------
               Net cash provided (used) by operating activities       (38,282)        56,759
                                                                    ---------      ---------

Cash flows from investing activities:
   Purchase of fixed assets                                            (5,109)          (664)
                                                                    ---------      ---------

Cash flows from financing activites:
   Net change in warehouse credit  facilities                          12,615        (60,538)
   Proceeds from issuance of senior notes                                  --         65,000
   Payment of borrowing fees                                               --           (574)
                                                                    ---------      ---------
               Net cash provided by financing activities               12,615          3,888


Change in cash                                                        (30,776)        59,983

Cash, beginning of period                                              58,801         13,459
                                                                    ---------      ---------

Cash, end of period                                                 $  28,025      $  73,442
                                                                    =========      =========

Supplemental disclosures of cash flow information:

               Income taxes paid                                    $      20      $   4,277
                                                                    =========      =========

               Interest paid                                        $  23,255      $  21,983
                                                                    =========      =========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended March 31, 1998
(Dollars in thousands, except per share data)
(Unaudited)

                                Number of Common Stock                      Net
                                  Shares Outstanding                     Unrealized
                                                                          Loss on                        Total
                                                              Common       Excess       Retained     Shareholders'
                                  Class A      Class B        Stock      Servicing      Earnings        Equity
                              ---------------------------    ---------   -----------    ---------    -------------

Balance at June 30, 1997         4,016,788     9,200,000       $58,270    $       -     $27,845         $86,115
Grants of Common Stock              14,694             -            90            -           -              90
Conversion of Class B
   Common Stock into Class A
   Common Stock                    344,964      (344,964)
                                                                     -            -           -               -
Net Earnings
                                         -             -             -            -       4,242           4,242
                              --------------------------------------------------------------------------------------
                                 4,376,446     8,855,036        58,360            -      32,087          90,447


Net unrealized loss on excess
   servicing                             -             -             -       (4,489)          -          (4,489)
                              --------------------------------------------------------------------------------------
Balance at March 31, 1998        4,376,446     8,855,036       $58,360      $(4,489)    $32,087         $85,958
                              ======================================================================================

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

         The consolidated condensed financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1997.


Note 2- Earnings Per Share

         The Corporation has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended March 31, 1998 and 1997 were 13,231,482 and 13,216,788, respectively. The weighted average number of shares used in the basic and dilutive EPS computations for the nine months ended March 31, 1998 and 1997 were 13,225,047 and 13,214,554, respectively.


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

Note 4-Year 2000 Compliant

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

Union Acceptance Corporation and Subsidiaries
Notes to the Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1998 and March 31, 1997
(Unaudited)


Note 5- Excess Servicing

Excess servicing is as follows
(in thousands) at:
                                              March 31,         June 30,
                                                1998              1997
                                             -----------------------------
Estimated value of excess servicing
   cash flows, net of estimated prepayments  $   157,050       $   148,788
Allowance for estimated credit losses            (68,932)          (79,013)
Estimated dealer premium rebates                  26,473            28,175
Discount to present value                        (13,796)          (11,916)
                                             -----------------------------
                                                 100,795            86,034

Accrued interest on securitized loans             12,896            12,807
Unrealized loss on excess servicing               (7,263)               --
                                             -----------------------------
Excess Servicing                             $   106,428       $    98,841
                                             =============================

Outstanding balance of loans
   serviced through securitized trusts       $ 1,856,746       $ 1,818,163

Allowance for estimated credit
   losses as a percentage of
   securitized loans serviced                       3.71%             4.35%


         Historically, the Company has estimated the Excess Servicing recognized as a component of the gain on sale and its subsequent fair value by discounting the projected future servicing cash flows from the time they are received by the respective trust. However, management is currently considering implementing the "cash out" method which discounts the expected excess cash flows from the time they are released from the Spread Account to the Company.

         The "cash out" method estimates Excess Servicing by discounting the expected excess cash flows from the time they are released from the Spread Account using a discount rate which the Company believes is commensurate with the risks involved. In determining the expected excess cash flows, the Company must still estimate the future rates of prepayments and credit losses. Accordingly, use of the "cash out" method may result in a larger discount of the estimated Excess Servicing asset due to the timing of expected excess cash flows released from the Spread Account. Additionally, interest income earned on Spread Accounts and Restricted Cash would become a component of the expected excess cash flows and no longer recognized as interest income during the period. Offsetting the potentially lower gain on sales and the reduction of interest income would be an increase in the accretion of discounted excess servicing during future periods.

         The impact of utilizing the "cash out" method has not yet been determined but is not expected to have a material effect on the fourth quarter gain on sales. Utilizing the "cash out" method could have a material effect on the fair value of the Excess Servicing asset as of June 30, 1998, and result in an other than temporary impairment of Excess Servicing which would be charged against current earnings.

Union Acceptance Corporation and Subsidiaries
Notes to the Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1998 and March 31, 1997
(Unaudited)


Note 6-Current Accounting Pronouncements

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

         Other recent pronouncements issued by the FASB are not applicable to the Company's consolidated financial statements.

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

         Acquisition Volume. The Company currently acquires loans in 31 states from over 3,400 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's prime lending quality criteria ("non-prime lending"). The Company began acquiring loans under the marine lending program ("marine lending") in June 1996 and terminated the program in March 1998. See - "Other Matters".

         Over 1,200 of the 3,400 dealerships with which the Company has agreements provide non-prime quality loans. During the current quarter, the prime and non-prime origination departments were merged effectively reducing the administrative complexity involved with separate operating structures. As a result of the merged origination departments, the Company's lending program acquires two levels of loan quality. The Company will, from time to time, refer to its prime lending level as "Tier I" and its non-prime lending level as "Tier II". The Company will continue to track performance and acquisition volume separately, as well as maintain the current underwriting criteria.

         Total loan acquisitions were $220.3 million for the three months ended March 31, 1998, a decrease from $227.4 and $279.8 million for the quarters ended December 31, 1997, and March 31, 1997, respectively. Prime loan acquisitions for the quarter ended March 31, 1998, decreased by 3.0% from the previous quarter and 20.4% from the quarter ended March 31, 1997. Non-prime loan acquisitions for the quarter ended March 31, 1998, decreased 3.4% from the previous quarter and 35.2% from the quarter ended March 31, 1997. Loan acquisitions for the marine business decreased by 43.7% from the previous quarter and 83.9% for the quarter ended March 31, 1997, as a result of the termination of the marine lending program.

         The Company tightened its credit standards during the third quarter of fiscal 1997. The tightening of the credit standards had the effect of lowering loan acquisition volume for the three and nine months ended March 31, 1998, compared to the same period of last year. Strategic changes made within the dealer relations area during the latter half of the third quarter as well as the seasonal cycle of the automotive industry are expected to increase acquisition volume in the fourth quarter of fiscal 1998. The Company continues to expand through focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 1998 were 6.81% and 5.27% compared to 6.96% and 5.43%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses. Net spreads peaked in the year ago quarter at 5.43% and have fluctuated over the succeeding four quarters to 5.15%, 5.38%, 5.07% and 5.27%. The net spread on the third quarter securitization of fiscal 1998 was slightly lower compared to the third quarter securitization of fiscal 1997, however net spreads have been within management's expectations.

         Management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points). Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Gain on Sales of Loans and Interest Rate Risk. Gain on sales of loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread and the level of estimated credit losses. Historically, the Company has estimated the Excess Servicing recognized as a component of the gain on sale by discounting the projected future servicing cash flows from the time they are received by the respective trust, however, management is currently considering implementing the "cash out" method. The impact of utilizing the "cash out" method has not yet been determined but is not expected to have a material effect on the fourth quarter gain on sale. See - "Note 5 of the Interim Financial Statements - Excess Servicing".

         The Company's sources of funds generally have variable rates of interest and its loan portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on loans until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of loan acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as seen by a lower or higher reported gain on sales of loans, respectively. Recognition of unrealized gains or losses is deferred until the sale of loans during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of gain on sales of loans.

          Portfolio Performance. UAC has seen steady improvement in delinquency and credit losses over the last two quarters. UAC attributes the improvement to strategic efforts made by the Company including implementing tighter credit standards in March 1997, forming specialized collection teams to concentrate on specific groups of accounts and increasing collection efforts on charged-off accounts.

          A decline in delinquency and credit losses on those loans originated and securitized in 1995 has also contributed to the improved delinquency and credit losses for the portfolio. In the past, these pools have had higher credit losses and delinquency than anticipated and have had continued higher credit losses in the latter months of the pool life rather than reflecting a typical loss life cycle which should peak between the 12th and 18th month. Over the last six months, those loans originated and securitized in 1995 have become a smaller proportion of the total portfolio's credit losses and delinquency as the dollar amount of credit losses and delinquency in those pools has been decreasing.

         Recovery rates have been a contributing factor to higher credit losses. Recoveries have, however, shown gradual improvements over the last two quarters which contributed to the improvement in delinquency and credit losses. Recoveries as a percentage of gross charge-offs increased to 39.42% for the quarter ended March 31, 1998, from 38.11% and 39.30% for the quarters ended December 31, 1997, and March 31, 1997, respectively. Although recovery rates showed signs of improvement during the past two quarters, management continues to look for ways to improve recovery rates, including more diligently monitoring and expanding the repossession and remarketing operations. See - "Other Matters".

         Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the gain allowance for the third quarter securitization were 4.00% over the life of the pool. Allowance for estimated credit losses on securitized loans (inherent in the excess servicing asset) declined to 3.71% at March 31, 1998, compared to 3.88% at December 31, 1997, and increased from 3.00% at March 31, 1997.

         Tier I Portfolio (prime). Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier I or prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See - "Discussion of Forward-Looking Statements".


                                                               Prime Delinquency Experience At
                                      ------------------------------------------------------------------------------------
                                            March 31, 1998              December 31, 1997              March 31, 1997
                                      -----------------------       ----------------------        ------------------------

                                                                  (Dollars in thousands)
                                       Number of                    Number of                     Number of
                                         Loans       Amount           Loans      Amount            Loans        Amount
                                         -----       ------           -----      ------            -----        ------
Servicing portfolio                     181,026    $1,929,151        179,962    $1,920,930         171,234     $1,836,305
Delinquencies
  30-59 days                              3,426        35,449          3,954        41,778           2,484         27,527
  60-89 days                              1,923        21,818          2,274        25,933           1,561         18,894
  90 days or more                           623         7,088            688         8,048             705          8,414
                                       ---------  -----------      ---------    ----------      ----------     ----------
Total delinquencies                       5,972        64,355          6,916        75,759           4,750         54,835

Delinquency as a
  percentage of servicing portfolio        3.30%         3.34%          3.84%         3.94%           2.77%          2.99%


         As indicated by the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over decreased to 3.34% at March 31, 1998, compared to 3.94% at December 31, 1997, and increased from 2.99% at March 31,1997, for UAC's prime servicing portfolio. The decreased delinquency is primarily attributed to collection strategies implemented to target problem accounts as well as the utilization of new scoring tools to focus collection efforts most effectively.


                                                              Prime Credit Loss Experience
                                                               For the Three Months Ended
                               ----------------------------------------------------------------------------------------------

                                       March 31, 1998                 December 31, 1997                 March 31, 1997
                               ----------------------------      --------------------------        --------------------------
                                                                   (Dollars in thousands)
                                 Number of                        Number of                        Number of
                                  Loans           Amount           Loans           Amount           Loans           Amount
                                  -----           ------           -----           ------           -----           ------
Average servicing portfolio       180,631     $   1,924,930       179,334       $ 1,916,778         170,741      $ 1,835,023


Gross charge-offs
Recoveries                          1,886            20,767         1,977            22,373           2,139           24,027

  Net charge-offs                                     8,186                           8,527                            9,443
                                              -------------                     -----------                      -----------
                                                     12,581                          13,846                           14,584

Gross charge-offs as a
  percentage of average servicing
  portfolio (1)                      4.18%             4.32%         4.41%             4.67%           5.01%            5.24%

Recoveries as a percentage of
  gross charge-offs                                   39.42%                          38.11%                           39.30%
Net charge-offs as
  a percentage of average
  servicing portfolio (1)                              2.61%                           2.89%                            3.18%

(1) Annualized


                                                Prime Credit Loss Experience
                                                 For the Nine Months Ended
                               ---------------------------------------------------------------
                                       March 31, 1998                   March 31, 1997
                               -------------------------------   -----------------------------
                                                   (Dollars in thousands)
                                 Number of                        Number of
                                  Loans           Amount           Loans           Amount
                                  -----           ------           -----           ------
Average servicing portfolio      178,628     $   1,907,770       162,120       $ 1,727,725

Gross charge-offs                  5,917            66,197         4,393            48,923
Recoveries                                          24,848                          19,089
                                             -------------                     -----------
  Net charge-offs                                   41,349                          29,834

Gross charge-offs as a
  percentage of average
  servicing portfolio (1)           4.42%             4.63%         3.61%             3.78%
Recoveries as a percentage
  of gross charge-offs                               37.54%                          39.02%
Net charge-offs as a percentage
  of average servicing                                2.89%                           2.30%
  portfolio (1)

(1) Annualized

         As indicated in the table above, credit losses on the prime auto portfolio totaled $12.6 million for the quarter ended March 31, 1998, or 2.61% (annualized) of the average servicing portfolio compared to 2.89% and 3.81% for the quarters ended December 31, 1997, and March 31, 1997, respectively. Decreased credit losses are primarily a result of strategic efforts made by the Company to improve the overall credit-quality of loans as well as a slight improvement in recovery rates.

         Tier II Portfolio (non-prime). Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier II or non-prime portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See - "Discussion of Forward-Looking Statements".

                                                            Non-prime Delinquency Experience At
                                  ------------------------------------------------------------------------------------
                                        March 31, 1998             December 31, 1997               March 31, 1997
                                  --------------------------    -----------------------       ------------------------
                                                                 (Dollars in thousands)
                                   Number of                    Number of                     Number of
                                     Loans          Amount       Loans         Amount          Loans          Amount
                                  ----------    ------------  -----------   -----------   -------------  --------------
Servicing portfolio                   6,414         $69,850        6,367     $  70,439           5,973        $ 68,340

Delinquencies
  30-59 days                            371           4,186          400         4,647             162           1,973
  60-89 days                            114           1,369          150         1,728              73             884
  90 days or more                         -               -            -             -               -               -
                                  ----------    ------------  -----------   -----------   -------------  --------------
Total delinquencies                     485           5,555          550         6,375             235           2,857

Delinquency as a
  percentage of servicing portfolio    7.56%           7.95%        8.64%         9.05%           3.93%           4.18%


                                                                  Non-prime Credit Loss Experience
                                                                     For the Three Months Ended
                                      ------------------------------------------------------------------------------------------
                                            March 31, 1998               December 31, 1997                 March 31, 1997
                                      ---------------------------    ---------------------------     ---------------------------
                                                                       (Dollars in thousands)
                                       Number of                      Number of                      Number of
                                         Loans        Amount           Loans        Amount             Loans         Amount
                                         -----        ------           -----        ------             -----         ------
Average servicing portfolio             6,414       $ 70,345           6,340        $70,547            5,896        $67,958

Gross charge-offs                         159          1,781             195          2,163              111          1,252
Recoveries                                               602                            708                             455
                                                   ---------                       --------                         -------
  Net charge-offs                                      1,179                          1,455                             797

Gross charge-offs as a percentage
  of average servicing portfolio (1)     9.92%         10.13%          12.30%         12.26%            7.53%          7.37%
Recoveries as a percentage
  of gross charge-offs                                 33.81%                         32.75%                          36.32%
Net charge-offs as a percentage
  of average servicing portfolio (1)                    6.70%                          8.25%                           4.69%

                                                      For the Nine Months Ended
                                      ----------------------------------------------------------
                                            March 31, 1998                 March 31, 1997
                                      ---------------------------    ---------------------------
                                                       (Dollars in thousands)
                                       Number of                      Number of
                                        Loans          Amount           Loans          Amount
                                        -----          ------           -----          ------
Average servicing portfolio             6,319         $ 70,239          5,308         $61,576

Gross charge-offs                         583            6,418            247           2,736
Recoveries                                               2,243                            913
                                                     ------------                    -----------
  Net charge-offs                                        4,175                          1,823

Gross charge-offs as a percentage
  of average servicing portfolio (1)    12.30%           12.18%          6.20%           5.92%
Recoveries as a percentage
  of gross charge-offs                                   34.95%                         33.37%
Net charge-offs as a percentage
  of average servicing portfolio (1)                      7.92%                          3.95%

(1) Annualized



         As indicated in the above table, non-prime delinquency was 7.95% based on outstanding loan balances of accounts 30 days past due and over at March 31, 1998, compared to 9.05% at December 31, 1997, and 4.18% at March 31, 1997.
Credit losses for the quarter ended March 31, 1998, totaled $1.2 million or 6.70% (annualized) as a percentage of the average non-prime servicing portfolio compared to 8.25% and 4.69% for the quarters ended December 31, 1997, and March 31, 1997, respectively. The decrease in delinquency and net credit losses is a result of a more seasoned portfolio as well as strategic changes made with in the collections department. The non-prime portfolio represents less than 4.00% of the Company's total servicing portfolio.

         Marine Portfolio. Delinquency related to the marine portfolio based on outstanding loan balances of accounts 30 day past due and over at March 31, 1998, was 1.43%, a decrease from 1.60% at December 31, 1997, and an increase from 0.74% at March 31, 1997. Net credit losses on the marine servicing portfolio for the third quarter of fiscal 1998 were 1.83% compared to 1.64% for the quarter ended December 31, 1997. The marine lending program was terminated in March 1998, however, net credit losses are expected to continue as the portfolio becomes more seasoned. See - "Other Matters".


Results of Operations

         Net earnings for the three months and nine months ended March 31, 1998, were down 71.6% and 77.0% respectively, compared to the three months and nine months ended March 31, 1997. Net earnings for the nine months ended March 31, 1998, included a one-time income tax benefit of $860,000 resulting from the change in commercial domicile of five of the Company's subsidiaries. The change in commercial domicile should reduce the effective income tax rate from 40.5% to approximately 38.2% on a continuing basis. The decrease in net earnings is primarily attributable to lower net interest margins and lower gain on sales of loans. The Company's total loan acquisitions for the quarter decreased 21.3% compared to the same quarter last year. Year to date loan acquisitions also decreased by 20.7% over the comparable period of fiscal 1997. The servicing portfolio was over $2.0 billion, a 5.1% increase over a year ago.

         Net interest margin after provision decreased 104.2% to ($85,000) and 89.4% to 941,000 for the three and nine months ended March 31, 1998, respectively, compared to $2.0 million and $8.9 million for the corresponding periods ended March 31, 1997. The decrease in net interest margin is due primarily to three factors. First, the held for sale portfolio had a lower interest rate yield and a lower average principal balance on the prime held for sale portfolio for the three and nine months ended March 31, 1998, compared to the corresponding periods of last fiscal year. Second, the provision for credit losses on loans held for sale was increased in response to the trend of increasing credit losses and delinquencies experienced prior to the second quarter of this fiscal year. Third, interest expense on long-term debt was higher during the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997 due to the issuance of the $65.0 million in Senior Notes during March 1997, but was partially offset by lower interest on borrowings due to lower average borrowing needs resulting from lower loan acquisitions.

         Gain on sales of loans decreased to $4.4 million and $8.9 million for the three and nine months ended March 31, 1998, respectively, from $8.3 million and $22.9 million for the corresponding periods ended March 31, 1997. The decrease was due to higher provisions for estimated credit losses as well as lower loan acquisitions resulting in lower securitizations during the first three quarters of fiscal 1998. The Company securitized $218.4, $204.1 and $228.9 million in loans during the first, second and third quarters of fiscal 1998 compared to $311.0, $314.2 (including $31.1 million in a non-prime securitization), and $293.3 million for the first, second and third quarters of fiscal 1997. Furthermore, an additional $1.0 million of reserves was recorded in the third quarter of fiscal 1998 and 1997 as a reduction to the gain.

          Servicing fees, net totaled $6.4 million and $19.1 million for the three and nine months ended March 31, 1998, compared to $6.9 million and $18.9 million, respectively, for the corresponding periods ended March 31, 1997.
Servicing fees consist of contractual servicing fees (1% on prime securitizations), the accretion of discount on excess servicing cashflows, and excess rebates. Servicing fees, net decreased 6.1% for the three months ended March 31, 1998, compared to the same period of last year. The decrease is primarily a result of rebates received in excess of original estimates that reduced the excess servicing asset rather than being recorded as a component of servicing fees. The change in recording excess rebates was made during the fourth quarter of fiscal 1997. The decrease in servicing fees related to excess rebates is offset by an increase in servicing fees due to a higher average securitized servicing portfolio at March 31, 1998, compared to March 31, 1997. The average securitized portfolio increased by approximately 4.8% and 14.2% for the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997.

         Other revenues increased to $1.1 million and $3.1 million for the three and nine months ended March 31, 1998, respectively, from $1.0 million and $2.9 million for the three and nine months ended March 31, 1997. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from increases in late charge fee income, but was offset by a decrease in origination fees. The increase in late charge income is primarily due to the increase in the servicing portfolio as well as higher delinquencies experienced during the nine months ended March 31, 1998, compared to the same period of last fiscal year. The decrease in origination fees is primarily due to a lower volume of loans acquired during the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997. Additionally, origination fees have decreased due to the use of a greater percentage of generic contracts that do not allow for an origination fee to be charged.

          Salaries and benefits increased 18.5% to $4.8 million and 23.3% to $14.3 million for the three and nine months ended March 31, 1998, respectively, from $4.1 million and $11.6 million for the three and nine months ended March 31, 1997. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three and nine months ended March 31, 1998, were 492 and 451, respectively, compared to 371 and 364 for the comparable periods ended March 31, 1997. The Company has experienced growth primarily in collections, but modestly in other areas. Additional support staff has been added to help ensure efficiency in operations as the Company's servicing portfolio continues to increase.

          Other operating expense increased 15.1% to $4.0 million and 11.5% to $12.2 million for the three and nine months ended March 31, 1998, respectively, from $3.5 million and $10.9 million for the three and nine months ended March 31, 1997. Other operating expenses primarily include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel and office supplies. The year to date increase resulted primarily from an increase in consulting and professional fees for the Activity Based Management ("ABM") project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. ABM is used as a tool to better manage the Company's business and to improve the pricing of products and overall operating efficiency. The change in commercial domicile provided a one-time income tax benefit of $860,000 in the second quarter of fiscal 1998.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount, allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $153.8 million at March 31, 1998, from $121.4 million at June 30, 1997. The increase in loans, net is due primarily to a higher balance of non-prime loans held for sale at March 31, 1998, compared to June 30, 1997. A non-prime securitization is scheduled for the fourth quarter of fiscal 1998 which will reduce the loans, net balance by approximately $30.0 million. Additionally, prime loan acquisition volume was higher in the third month of the quarter ended March 31, 1998, compared to the quarter ended June 30, 1997, resulting in a higher loans, net balance at quarter end. Modified loans, which do not meet certain securitization eligibility requirements, are included in the loans, net balance and have increased to approximately $25.5 million at March 31, 1998, from $14.3 million at June 30, 1997, of the loans, net balance. The increase in modified loans has contributed to a higher loans, net balance at March 31, 1998, compared to June 30, 1997.

         Excess Servicing increased to $106.4 million as of March 31, 1998, from $98.8 million as of June 30, 1997. Excess Servicing increased by the amount capitalized upon consummation of the UACSC 1997-C, 1997-D, and 1998-A Auto
("1997-C", "1997-D" and "1998-A", respectivley) prime securitizations. Structuring of the securitization includes the sale of an "interest only strip" which generates higher cash proceeds from the sale, but serves to reduce the initial excess servicing asset recorded. The amount capitalized was offset by the increased return of excess cashflows over the nine months ended March 31, 1998, related to all outstanding securitizations. The excess servicing asset was decreased by a mark to market unrealized loss adjustment to excess servicing totaling $7.3 million, or $4.5 million after tax. The net unrealized loss was recorded as a component of shareholder's equity in accordance with SFAS 125 during the current quarter. Historically, the Company has estimated the Excess Servicing fair value by discounting the projected future servicing cash flows from the time they are received by the respective trust, however, management is currently considering implementing the "cash out" method. The impact of utilizing the "cash out" method has not yet been determined but could have a material effect on the fair value of the Excess Servicing asset as of June 30, 1998, and result in an other than temporary impairment of Excess Servicing which would be charged against current earnings. See - "Note 5 of the Interim Financial Statements- Excess Servicing". The increase in excess servicing was also offset by the effect of the $3.7 million impairment of the excess servicing asset recorded during the quarter ended September 30, 1997, which reduced the amount of gain recorded in the quarter ended September 30, 1997. The Company made an additional $1.0 million provision to the allowance for estimated credit losses on securitized loans during the third quarter of fiscal 1998 which lowered the gain on sale. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At March 31, 1998, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $68.9 million or 3.71% of the total securitized loan portfolio compared to $79.0 million or 4.35% at June 30, 1997. Accrued interest due to the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts decreased to $70.5 million at March 31, 1998, from $71.7 million at June 30, 1997. These balances were increased by deposits made monthly from excess servicing cashflows and are reduced by any withdrawals of Spread Account funds. Withdrawals of Spread Account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required to meet cash flow requirements of the securitization. An initial deposit of $2.3 million and $2.0 million was made in connection with the 1998-A and 1997-D securitization, respectively.

         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $278.1 million at March 31, 1998, compared to $265.5 million at June 30, 1997. The increase in borrowings was primarily related to higher non-prime borrowings at March 31, 1998, compared to June 30, 1997. Additionally, prime loan acquisition volume was higher in the third month of the quarter ended March 31, 1998, compared to the quarter ended June 30, 1997, effectively increasing the borrowing needs.

         The net deferred income taxes payable totaled $17.1 million at March 31, 1998, compared to $15.0 million at June 30, 1997. The increase is a result of the deferral of a portion of the gain on sales of loans for the securitizations effected during the first three quarters of fiscal 1998 in excess of previously deferred income recognized currently for tax purposes. The increase is offset by the $860,000 reduction in deferred state income taxes effected in the second quarter of fiscal 1997.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisition of loans, (ii) payment of Dealer Premiums, (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income, (vi) sales of loans in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities decreased to $38.3 million for the nine months ended March 31, 1998, from net cash provided by operating activities of $56.8 million for the nine months ended March 31, 1997. This was primarily attributable to a decrease in loans securitized relative to loans acquired. The increase in cash used for investing activities was primarily due to the purchase of property for the expansion of the reconditioning and remarketing operations in Indianapolis. See - "Other Matters"

         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. Hedging transactions have required a use of cash of $2.2 million for the nine months ended March 31, 1998, compared to $5.8 million for the nine months ended March 31, 1997.

         Financing Activities. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the Revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities. The Company consistently assesses its long-term loan funding arrangements with a view to optimizing cash flows and reducing costs.

         Warehouse Facilities. The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. Additionally, the Company established a Marine Warehouse Facility of up to $50.0 million in April 1997 and terminated the Facility in April 1998. See - "Other Matters". The aggregate capacity of the Prime and Non-prime Warehouse Facilities is $400.0 million, of which $57.1 million was utilized and an additional $45.6 million was available to borrow based on the outstanding principal balance of eligible loans at March 31, 1998. The Prime and Non-prime Warehouse Facilities were recently renewed and extended to June 1999 and July 1999, respectively. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary credit enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 87.0% of the outstanding principal balance of eligible loans at the time of purchase.

         Long-term Debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments are scheduled to begin August 1, 1998, and on each subsequent August 1, in the amount equal to approximately 20% of the stated original principal balance. In April 1996 the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests as well as restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         During the fiscal quarter ended December 31, 1997, the Company was notified by FITCH IBCA ("Fitch") that its ratings of the Company's Senior and Senior Subordinated Notes were being reduced one grade. At the time of the initial downgrade, Fitch informed the Company that it would consider a further downgrade of such securities if the Company failed to show material improvement in asset quality unless the Company obtained additional equity capital. Although improvement in asset quality during the second and third quarters of fiscal 1998 occurred, the Company was notified on February 27, 1998, of a further downgrade to "BB+" and "BB" on the Senior and Senior Subordinated notes, respectively.
Given the improvement in asset quality and current adequacy of capital resources, the Company does not intend to seek additional equity investment in the current fiscal year. The Company plans to do a prime and non-prime securitization during the fourth quarter of fiscal 1998 and is considering a sale of its marine portfolio and its portfolio of prime loans which do not meet certain securitization eligibility criteria to increase liquidity in the short term.

         Management believes that the Company's existing capital resources, the Warehouse Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations through at least the first quarter of fiscal 1999. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A
Common Stock or preferred stock, would dilute the interests of current shareholders.

Other Matters

         Remarketing of Repossessed Autos. During the first quarter of fiscal 1998 the Company acquired a 6.5 acre property near its Indianapolis headquarters for the purpose of expanding its reconditioning and remarketing operations which have outgrown its current facilities in Indianapolis. Renovation of the facility is progressing and operations are expected to commence in the latter part of the fourth quarter of fiscal 1998.

         Marine Lending. The marine lending program was terminated March 1, 1998 due to strict rate competition in the market, resulting in the inability to acquire large volumes of loans with profitable spreads. Marine loan acquisitions totaled $288,000 and $2.5 million for the quarter and nine months ended March 31, 1998, respectively. The termination of the marine program will not significantly impact operations and will allow the Company to focus on the more profitable used car market. As a result of the termination of the marine lending program, the Marine Warehouse Facility was no longer necessary. On April 15, 1998, the Company repaid all of its obligations under the Marine Warehouse Facility and terminated all related contractual agreements.

         In May 1998 Cynthia F. Whitaker, Vice President of Special Projects and Secretary, resigned to pursue other interests.

Discussion of Forward-Looking Information

         The above discussions and notes to interim financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, loan acquisition volume, target spreads, potential credit losses, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1997 which is incorporated herein by this reference.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

               Exhibit 4.1 Amendment No. 8, dated as of September 29, 1998, to Transfer and Administration Agreement, dated June 27,1995, among Union Acceptance Funding Corporation, Union Acceptance Corporation and Enterprise Funding Corporation, as amended ("UAFC Transfer and Administration Agreement.")

               Exhibit 4.2    Letter  Agreement   regarding  UAFC  Transfer  and
                              Administration Agreement, dated as of November 24, 1997.

               Exhibit 4.3    Amendment    No.   10   to   UAFC   Transfer   and
                              Administration Agreement, dated as of January 26, 1998.

               Exhibit 4.4    Letter  Agreement   regarding  UAFC  Transfer  and
                              Administration Agreement, dated as of April 28, 1998.

               Exhibit 4.5 Amendment No. 7, dated as of September 29, 1998, to Transfer and Administration Agreement, dated July 24, 1995, among Performance Funding Corporation, Union Acceptance Corporation and Enterprise Funding Corporation, as amended ("Non-Prime Transfer and Administration Agreement.")

               Exhibit 4.6 Letter Agreement regarding Non-Prime Transfer and Administration Agreement, dated as of November 24, 1997.

               Exhibit 4.7    Amendment   No.  9  to   Non-Prime   Transfer  and
                              Administration Agreement, dated as of January 26, 1998.

               Exhibit 4.8 Letter Agreement regarding Non-Prime Transfer and Administration Agreement, dated as of April 28, 1998.

               Exhibit 27     Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1998

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Union Acceptance Corporation

May 13, 1998                                By:   /S/   John M. Stainbrook
                                                 -------------------------
                                                 John M. Stainbrook
                                                 President and Chief Executive
                                                 Officer

May 13, 1998                                By:  /S/   Rick A. Brown
                                                 -------------------
                                                 Rick A. Brown
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer