Form 10-K
period 1998-06-30
UNION ACCEPTANCE CORP
filed 1998-09-29
CIK 927790

================================================================================
                                   FORM 10-K

                United States Securities and Exchange Commission
                             Washington, D.C. 20549



(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998
or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File Number:   0-26412


                          UNION ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


          Indiana                                            35-1908796
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation                                     Identification Number)
     or organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the 4,047,351 shares of the issuer's Class A Common Stock held by non-affiliates, as of September 23, 1998, was $21,754,512. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of September 23, 1998, was 4,376,446 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 8,855,036.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated into Part III.





                 UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                                     INDEX



PART I                                                                     Page



Item 1.  Business...................................................        3

Item 2.  Properties.................................................       19

Item 3.  Legal Proceedings..........................................       19

Item 4.  Submission of Matters to a Vote of Security Holders........       19


PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters................................       20

Item 6.   Selected Consolidated Financial Data.......................       21

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............       22

Item 7a.  Quantitative and Qualitative Disclosures...................       38

Item 8.   Financial Statements and Supplementary Data................       39

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....................       61


PART III


Item 10.  Directors and Executive Officers of the Registrant.........       61

Item 11.  Executive Compensation.....................................       61

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management......................................       61

Item 13.  Certain Relationships and
          Related Transactions.......................................       61

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K........................................       61



SIGNATURES...........................................................       62

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

Overview

     The Company is a  specialized  finance  company  engaged in  acquiring  and servicing automobile retail installment sales contracts originated by dealerships affiliated with major domestic and foreign manufacturers. The Company focuses its efforts on acquiring loans on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile, ("Tier I"). The Company currently acquires loans in 32 states from over 3,600 manufacturer-franchised auto dealerships nationwide. The Company also acquires loans from borrowers with adequate credit quality who would not qualify for a loan under the Company's Tier I quality criteria ("Tier II"). In June 1996, the Company began acquiring loans under the Marine Lending program and terminated the program in March 1998. Tier II and marine loan acquisitions accounted for 2.7% of total loan acquisitions during fiscal 1998.

     During the third quarter of fiscal 1998, the Tier I and Tier II origination departments were combined effectively reducing the administrative complexity involved with separate operating structures. The Company will continue to track performance and acquisition volume separately, as well as maintain separate underwriting criteria.

     In July 1998, the Company opened a new car franchised dealership in Indianapolis and began retailing a portion of its repossessed autos. The new car franchised dealership, Circle City Car Company, will be used as a supplement to wholesale disposal at auctions. The Company anticipates retailing approximately 20% of its repossessions and will not finance any of its repossessed auto resales.

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

Market and Competition

     Based on the Company's knowledge and research with respect to the automobile and finance industry, manufacturer-franchised dealers in the United States sold approximately 19.2 million used automobiles at retail in calendar 1997 at an average price of $12,100 for a total sales volume of approximately $232.3 billion. Based on its knowledge of the industry, the Company believes that dealership finance departments typically originate or direct the origination of approximately 60%, or $139.4 billion in calendar 1997, of the financing of used car loans. The Company believes that it currently funds less than 1.0% of dealer-directed used car financing in the United States.

     Competition in the field of financing retail automobile sales is intense. The auto finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Providers of retail automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to the dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealerships it serves, the Company competes predominantly on the basis of providing a high level of dealer service (including evening and weekend hours and quick application response time), offering flexible loan terms, and developing strong relationships with dealerships. While the Company seeks to offer rates that are competitive in each of its geographic markets, the Company does not currently seek to compete by offering the lowest rates or by accepting lower quality credit (although its Tier II Lending competes in a lower credit-quality market segment).

     The Company's competition varies among its geographic markets. In the Tier I Lending market segment, the Company has experienced its most intense competition in the Midwest, particularly in Indiana and Ohio. The Company's primary competitors for Tier I loans are regional banks and the captive finance affiliates of major automotive manufacturers. Competition in the Tier II sector comes predominantly from independent finance companies.

Dealer Marketing and Service

     The Company has entered into dealer agreements with over 3,600 retail automobile dealers in 32 states. The Company's objective is to enter into dealer agreements with a broad spectrum of large domestic and foreign automotive manufacturer-franchised dealerships in targeted major metropolitan areas. The Company believes that manufacturer-franchised dealerships are most likely to provide the Company with loans that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 1.9% of the Company's loan purchases during the fiscal year ended June 30, 1998.

     The Company's ability to acquire Tier I loans depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer loan applications to the Company. The Company's marketing and loan purchasing staff emphasizes dealer service and conveniently accommodating dealers' needs for customer financing. The Company believes its loan purchasing operations are structured to be more responsive to these needs than the operations of its competitors.

     The Company believes that by responding rapidly to loan applications it is more likely to be the first financing source to indicate acceptance of a loan and, therefore, is more likely to receive the loan for purchase. With that in mind, the Company has developed the capacity to process a large volume of loan applications rapidly. The Company's average response time to loan applications during fiscal 1998 was under one hour. Although the Company's loan purchasing process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit analysts are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relations and maximizes loan acquisition volume from individual dealerships. The Company's credit scoring models and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer loan terms to qualified borrowers enhances the dealers' ability to offer desired financing terms to customers.

     The Company has regional or field sales representatives who give the Company a presence in local markets. Company sales representatives generally have auto dealer finance or sales backgrounds and are generally recruited from within the geographic markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to comments and complaints and to explain new programs and forms. Additionally, the Company created a department that specifically handles dealer customer service issues, in order to allow the outside sales representatives and the credit analysts to focus strictly on marketing and buying loans. A portion of the sales representatives' compensation may be based on new dealer agreements obtained in new markets. However, the sales representatives have no authority to approve credit applications.

     When approaching a new dealer, the Company sales representatives explain the Company's program and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all loan documentation and forms of drafts (which authorized dealer personnel submit for payment of the amount of each purchase). Also, most new dealer agreements include provisions for Automated Clearing House ("ACH") fund transfers. ACH agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of loans originated by the dealers and purchased by the Company. The Company is encouraging the use of ACH payments as opposed to drafts with all of its new dealers and is making attempts to convert its existing dealer base to the ACH program. Currently, over 51% of the Company's dealers have ACH agreements in place. The Company's representatives train dealer personnel in the proper completion and use of the Company's documentation. The dealer agreement provides the standard terms upon which the Company purchases loans from dealers, contains representations and warranties of the dealer and prescribes the calculation of the Dealer Premium.

Loan Origination and Purchasing

     Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreements and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealer submits the purchaser's application to more than one financing source for review. The dealership finance manager decides which source will finance the automobile purchase based upon the rates being offered, the Dealer Premium, the terms for approval and other factors (such as incentives offered by the lender.) The Company believes that its rapid response to an application coupled with its commitment to dealer service and flexibility in terms enhances the likelihood that the dealership will direct the loan to the Company, even though the Company may not offer the lowest rate available. See "Item 1. Business -- Market and Competition."

     Generally on a monthly basis, the Company quotes rates at which it will buy loans from dealers (the "Buy Rate"). Buy Rates are based on several factors including the age of the car and the term of the loan. The Company sets rates generally with a view to maintaining a predetermined spread above the relevant treasury security, based on the weighted average expected life of the loans being acquired. The Company publishes different Buy Rates in different geographic markets depending on its assessment of competitive conditions. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Centralization of loan purchasing at the Company's Indianapolis headquarters enables the Company to assure uniform application of underwriting criteria. It also enables the Company to respond very rapidly to a large volume of loan applications with a high level of efficiency. Upon receiving applications by facsimile transmission, certain data is entered into the Company's computer system, and the application is assigned to a credit analyst. The Company's computer system obtains a credit bureau report, applies the Credit Scoring model and generates summary credit analysis for the credit analyst. In April 1998, the Company automated the calculation of its income and debt to income ratios and incorporated these automated calculations as well as credit score into a quality control underwriting screen. The Company evaluates applications based on four key income or debt to income ratios as well as credit score and judgment of the credit analyst. Approval authority and advance amounts are determined by the combination of the five key underwriting criteria. The credit analyst analyzes the application data, the quality control data, and the credit bureau report and sends a response by facsimile transmission to the dealer.

     Approximately 69% of the Company's origination department, including sales and credit employees, have prior business experience with auto dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit analysts to visit dealers and their finance managers, both to develop dealer rapport and to maintain awareness of local economic trends.

     The Company utilizes a computerized credit scoring system to evaluate an applicant's credit profile. The Company continually evaluates its scoring methodologies and makes adjustments based on its experience. In July 1996, the Company implemented an upgraded version of its customized credit scoring model developed by an independent firm. In February 1997, the Company analyzed seven months of originations and compared the predictive ability of actual loss experience between the customized credit scoring model and a new scorecard model. In March 1997, the Company implemented the new scorecard model as it appeared to be more predictive in rank-ordering risk than the customized credit scoring model. While the Company is pleased with the performance of the existing scorecard, the Company has been developing a new customized scorecard that it plans to implement by the first half of calendar 1999.

     The Company's purchasing philosophy generally focuses on acquiring high quality credit and not solely on generating volume. The quality of the Company's loan purchasing is due in large part to the experience, training and judgment of the credit analysts. Based on underwriting guidelines, credit analysts must review each of the five criteria, mentioned above, in the approval process. An application that does not meet the minimum underwriting guidelines for any of the five underwriting criteria requires the approval of a Regional Credit Manager. Credit analysts may approve applications that meet all of these guidelines, with limits on advance amounts based on the combination of the five criteria. Regardless of the key underwriting ratios, the application characteristics and credit history must support the credit decision. The prior auto dealership business experience of a majority of the Company's credit employees is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credit. Management monitors and regularly audits credit analysts' decisions, and during fiscal 1998, the Company created a quality control department that primarily focuses on reviewing loan files. The department reviews 100% of the cashed Tier II loan files and a percentage of the Tier I cashed files based on predetermined high risk characteristics including high advance rates and approvals of loans that were below the minimum underwriting criteria. The Company tracks the delinquency and charge-off rates of all loans purchased by each individual credit analyst. The review process has created additional management controls, more immediate feedback on underwriting trends, and an additional source for capturing valuable loan data information that can be analyzed and used as origination or collection tools.

     Of the Tier I loan applications received from dealerships for the year ended June 30, 1998, the Company approved approximately 16.5% unconditionally and approximately 18.0% with conditions. Of the approved and conditionally approved loans, approximately 33.9% were ultimately acquired. During fiscal 1998, the Company acquired approximately $944.7 million in Tier I loans.

     If the Company approves a loan and is selected to provide the financing, the automobile buyer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company. The Company also acquires some pre-computed interest installment sale contracts in California. The retail sales contract includes an assignment of the loan to the Company. In Ohio, because of regulatory provisions, the Company enters into the contract directly with the borrower. In connection with the loan acquisition and the preparation of Company forms, in many states the Company charges the borrower a loan origination fee. Dealerships in some geographic markets utilize a generic state-approved contract (as opposed to the Company's contract form). Most of the generic forms do not include provisions for origination fees. The use of generic contract forms became more prevalent during fiscal 1997 and continues to increase as the Company enters new geographic markets using generic contracts. For dealers that participate in the ACH program, ACH payments are made only after all loan documentation has been received, and the loan has been recorded on the Company's system. The use of ACH payments greatly reduces the Company's risk of fraudulent draft use and also presents a cash flow benefit as the loans are not funded until they are booked by the Company. For non-ACH dealers, when the dealer has completed and mailed the Company's loan documents and taken actions required to perfect the security interest on the vehicle, authorized dealer personnel may complete and remit a Company-supplied draft for payment of the amount financed. Because the Company provides forms of drafts to dealers in advance of particular loan acquisitions, it assumes the risk that such drafts may be used fraudulently, with corresponding loss to the Company. Historically, the Company has not sustained any material losses due to such uses but there is no assurance that such losses will not occur. The Company began utilizing dealer drafts on its Tier II quality loans as part of an administrative change resulting from the combination of Tier I and Tier II Lending departments. Previously, the Company did not utilize dealer drafts in its Tier II Lending.

     Dealers quote loan rates to customers at an average of approximately  1.50%
- 2.00% over the Buy Rate. This difference, in most states, represents compensation to the dealership in the form of a Dealer Premium paid by the Company, in addition to the amount financed. See "Glossary." The Dealer Premium is paid to the dealer each month for all loans acquired from the dealer during the preceding month. In approximately 50% of all loan acquisitions, the dealer is paid the entire Dealer Premium in advance. If the loan is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated, and the portion allocated to the remaining scheduled term is reimbursable to the Company as an offset against the premiums to be paid with respect to subsequent loans through the dealer's reserve account. In the majority of the other loan acquisitions, the Company may advance only a portion of the Dealer Premium, with an offset against the dealer only if the loan is prepaid or defaults within a limited period of time regardless of the length of the term. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. From time to time the Company may adjust its Dealer Premium payment methods based on management's assessment of the market. Before the termination of the Marine Lending program, the Company paid Dealer Premium in conjunction with marine loan acquisitions. The Company does not pay a Dealer Premium to dealers for Tier II loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Geographic Concentration

     The following table sets forth certain information concerning the states in which the Company is operating its Tier I business:



                                                              Loans Acquired For The
                                                               Twelve Months Ended                         At June 30,1998
                                                                                                ------------------------------------
                                Date     Re-entry                   June 30,                    Servicing    Number Of     Number Of
           State             Established   Date         1998          1997           1996       Portfolio    Metro Areas    Dealers
           -----             -----------   ----         ----          ----           ----       ---------    -----------    -------
                                                                      (Dollars in Thousands)
Indiana................         Jan-86              $  25,464         40,858        38,755           69,518          1         192

Ohio...................         Apr-88                 52,699         69,928        58,123          127,318          3         241

Kentucky...............         Jan-90   Oct-96         7,383          4,701             -            9,425          2          34

Arizona................         Jun-91                 27,231         40,452        55,955           78,948          1          91

Colorado...............         Dec-91                 18,712         17,861        31,984           38,061          1          92

Kansas.................         Jan-92                 10,249          8,591        11,559           17,333          1          36

Missouri...............         Jan-92                 18,986         25,034        16,643           43,688          1          91

Texas..................         Jun-92                115,143        140,576       153,174          287,473          5         320

Minnesota .............         Aug-92    Apr-97       13,325          1,167             -           12,492          1          72

Utah...................         Sep-92    Jun-97        7,121              -             -            6,102          1          49

Oklahoma...............         Oct-92                 33,682         50,459        60,022           92,530          1          75

Florida................         Apr-93                 76,883         81,815        55,292          146,215          5         222

North Carolina.........         Jul-93                 85,515        105,920       113,131          204,302          3         192

Georgia................         Apr-94                 36,244         28,610        20,981           63,906          2         111

Virginia...............         May-94                 63,110         70,134        68,688          128,695          2         174

South Carolina.........         Jul-94                 35,711         35,353        15,175           58,351          2          80

Iowa...................         Aug-94                 24,170         23,672        13,673           38,838          2          93

Illinois...............         Sep-94                 69,599         78,508        85,716          144,051          2         255

California.............         Nov-94                111,501        134,702       129,220          223,473          5         532

Nebraska...............         Nov-94                  4,210          2,528         1,053            5,561          1          24

New Mexico.............         Dec-94                  3,383          9,058        11,492           12,734          1          27

Wisconsin..............         Apr-95                  9,866         14,316        18,007           22,414          2          84

Oregon.................         Jun-95                  2,331          5,116         9,861            7,009          1          37

Washington.............         Jun-95                  7,062          9,257         9,022           13,680          1          55

Maryland...............         Nov-95                 20,279         25,699         7,418           35,747          2          98

Tennessee..............         Feb-96                 26,898         21,770         6,704           38,935          4          73

Michigan...............         May-96                 24,460         23,181         2,869           36,499          1         100

Pennsylvania...........         May-96                  7,712          4,606           317            9,285          2          59

Nevada.................         Jan-97                  3,757          2,192             -            4,305          1          34

Idaho..................         Sep-97                  1,013              -             -              823          0 *        17

Massachuesetts.........         Jun-98                    990              -             -              990          1          19

South Dakota...........         Jun-98                     36              -             -              220          0 **       49
                                                    =======================================       ================================
           TOTAL.......                             $ 944,725      $1,076,064      $994,834       $1,978,920        58       3,628
                                                    =======================================       ================================

* Boise, Idaho is considered part of the Salt Lake City, Utah metropolitan area

** Sioux Falls, South Dakota is considered part of the Omaha, Nebraska metropolitan area.





     The Company intends to continue its strategy of expanding into new geographic markets. In considering potential markets for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors such as the number of auto registrations and dealerships in the metropolitan area.

     Because the Company is highly centralized, the incremental cost of entering new geographic markets is relatively low, and the Company can enter new markets quite rapidly. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company's level of loan acquisitions in particular metropolitan areas may fluctuate significantly over time depending on competitive conditions and other factors in those areas.


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

     The Company has a separate remote outsourcing agreement with a data processing servicer. Under the agreement, the data processing service conducts a wide array of applications in both batch and on-line modes, and it provides interfacing with a number of Company developed systems. The service also provides off-site data storage at its data centers. The Company provides much of the hardware to facilitate the on-line transmission of data, which is routed through different data centers to provide redundancy in the event of a power failure. See - "Year 2000 Compliance."

     The Customer Service Department utilizes an automated voice response unit ("VRU") which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. The VRU receives an average of 70,000 calls per month. Approximately 44% of the total calls are handled entirely by the VRU; the other 56% are transferred to live agents. The VRU provides many efficiencies for the Company and is user-friendly and convenient for customers.

     The Company is currently in the process of implementing a new, enhanced VRU that will be capable of handling a larger call volume and also offer additional menu options for the customers. The Collection Department plans to use this system which should in turn improve the efficiency of the Department. The Company expects to implement the new VRU during the second quarter of fiscal 1999. See - "Year 2000 Compliance."


Loan Servicing and Servicing Portfolio

     Under the terms of its New Credit Facility and securitization transactions, the Company acts as servicer or subservicer with respect to the related automobile loans. Since August 1995, Tier I loan acquisitions have been funded through the $350 million Prime Warehouse Facility through Union Acceptance Funding Corporation ("UAFC"), a wholly-owned Company subsidiary. In September 1998, the Prime and Non-prime Warehouse Facilities were terminated by the Company and replaced by the New Credit Facility with the same lender, having a borrowing capacity of $450 million and a term of one year. The Company receives monthly servicing fees; the contractual fee, typically one percent per annum on the outstanding principal balance of the securitized loans, is paid to the Company through the securitized trusts. The Company services the loan pools by collecting payments due from borrowers and remitting payments to the pool trustee in accordance with the terms of the pooling and servicing agreements. The Company maintains computerized records with respect to each loan to record all receipts and disbursements and prepares related reports. As servicer, the Company is obligated to monitor collections and collect delinquent accounts and use diligence to obtain current payment of accounts.


The following tables describe the composition of the Company's Tier I Lending servicing portfolio at June 30, 1998:

                          --------------------------------------------------------------------------------------------------
                                                                  Percent of                       Weighted
                            Aggregate          Aggregate          Aggregate         Average         Average       Weighted
                            Number of          Principal          Principal          Loan          Remaining       Average
                              Loans             Balance            Balance          Balance        Term (1)         Rate
                            ---------          ---------          ----------        -------        ---------      --------
                                                   (dollars in thousands, except average balances)
New auto / van                33,971          $  470,598            23.8%          $13,853           59.2           12.38%
Used auto / van              150,032          $1,508,322            76.2%          $10,053           54.1           13.31%
                         -----------    -----------------     -----------
   Total                     184,003          $1,978,920           100.0%          $10,755           55.3           13.09%
                         ===========    =================     ===========

Loans held for sale            8,472          $  108,159             5.5%          $12,767           67.9           12.27%

Other loans serviced(2)      175,531          $1,870,761            94.5%          $10,658           54.6           13.14%
                         -----------    -----------------     -----------
   Total                     184,003          $1,978,920           100.0%          $10,755           55.3           13.09%
                         ===========    =================     ===========

================================================================================

(1)  Terms are shown in months.

(2) Amounts include, Tier I fixed rate auto loans securitized under trusts as well as a small portfolio of prime fixed rate auto loans serviced under agreements with Union Federal (approximately $11,000)


     In addition to servicing securitized loans, the Company also services a portfolio of Union Federal fixed and variable rate loans on mobile homes, boats and autos, of approximately $1.4 million at June 30, 1998.

     At June 30, 1998, the Tier I servicing portfolio, including the principal balance of auto loans held for sale and securitized auto loans, was approximately $2.0 billion in aggregate principal balance. Approximately 76.2% of the Tier I servicing portfolio, as of June 30, 1998, represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's loans consist primarily of simple-interest contracts which provide for equal monthly payments (as well as pre-computed loans acquired in California). As payments are received under a simple-interest contract, the interest accrued to date is paid first, and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to certain expenses of repossession and then to unpaid principal.

Tier II Lending

     The Company began acquiring Tier II loans in the fall of 1994 to fund loans to borrowers with adequate credit quality who would not qualify under the Company's Tier I Lending quality criteria. Originally, the Company operated Tier II Lending under the name Performance Acceptance Corporation ("PAC").

     As discussed previously, the Tier I and Tier II origination departments were combined during the third quarter of fiscal 1998. The origination of Tier II loans requires more extensive credit review and verification and also requires the approval of a Regional Credit Manager. Additionally, greater emphasis is placed on income and employment stability, the borrower's ability to afford monthly payments and loan-to-value ratios, and other collateral-based lending standards. The Company does not offer as prompt a response to Tier II loan applications as it offers on Tier I applications to permit more extensive credit review and verification. The Company's collection and repossession procedures relating to all new Tier II loans are essentially the same as Tier I loans. In the past, the Company's policy was to repossess Tier II loans at or before 90 days delinquent, however, this policy was changed to 120 days delinquent based on management's decision to allow for more expanded collection time and achieve consistency in collection practices. The Company, under the name PAC, commenced Tier II loan acquisitions in Indiana and has since expanded Tier II Lending into markets at dealerships from which the Company currently acquires Tier I loans.


     The following table describes the composition of the Company's Tier II Lending servicing portfolio at June 30, 1998:



                       --------------------------------------------------------------------------------------------------
                                                              Percent of                        Weighted
                         Aggregate          Aggregate          Aggregate         Average         Average       Weighted
                         Number of          Principal          Principal          Loan          Remaining       Average
                           Loans             Balance            Balance          Balance        Term (1)         Rate
                           -----             -------            -------          -------        --------         ----
                                                (dollars in thousands, except average balances)

New auto / van              937               $12,989             19.4%          $13,862          53.0            18.00%
Used auto / van           5,348               $53,866             80.6%          $10,072          48.1            19.28%
                       --------------    -----------------    ------------
   Total                  6,285               $66,855            100.0%          $10,637          49.0            19.03%
                       ==============    =================    ============

Loans held for sale         660                $7,624             11.4%          $11,552          55.1            18.27%

Securitized loans         5,625               $59,231             88.6%          $10,530          48.2            19.13%
                       --------------    -----------------    ------------
   Total                  6,285               $66,855              100.0%        $10,637          49.0            19.03%
                       ==============    =================    ============

--------------------------------------------------------------------------------

(1)  Terms are shown in months.

     The Company currently purchases Tier II loans at face value at an appropriate interest rate of approximately 5.00% above the rate at which it purchases Tier I loans. The Company's Tier II loans experience higher default rates than those historically experienced by the Company with respect to its Tier I Lending operations but also earn higher interest rates. The Company does not, however, pay Dealer Premiums to dealers in connection with the acquisition of Tier II loans, which reduces its cash flow requirements for Tier II operations. Since September, 1995, Tier II loan acquisitions have been funded through a separate $50 million Non-prime Warehouse Facility through Performance Funding Corporation ("PFC"), a wholly-owned Company subsidiary. Beginning in the third quarter of fiscal 1998, the funding of Tier II loan acquisitions was moved to Union Acceptance Funding Corporation ("UAFC"). As discussed previously, in September 1998, the Prime and Non-prime Warehouse Facilities were terminated by the Company and replaced by the New Credit Facility with the same lender, having a borrowing capacity of $450 million and a term of one year. The Company, through its wholly-owned, special-purpose subsidiary, Performance Securitization Corporation ("PSC"), effected its first securitization of Tier II loans in the third quarter of fiscal 1996 and completed its second Tier II securitization during the second quarter of fiscal 1997. The Company completed a third Tier II securitization during the fourth quarter of fiscal 1998.

     Of the loan applications received from dealerships for Tier II loans in the year ended June 30, 1998, the Company approved approximately 8.4% unconditionally and approximately 13.7% with conditions. Of the approved and conditionally approved loans, approximately 15.7% were ultimately acquired. In fiscal 1998, the Company acquired approximately $24.0 million in Tier II loans.

Marine Lending program

     The Company began the Marine Lending program in June 1996 to fund boat and personal watercraft loans to borrowers who are classified as low risk. On March 1, 1998, the Marine Lending program was terminated due to strict rate competition in the market, resulting in the inability to acquire large volumes of loans with profitable spreads. The majority of the marine portfolio was sold in June 1998. Marine loan acquisitions totaled $2.5 million for the year ended June 30, 1998.


Delinquency, Collection and Repossession

     The Company seeks to maintain low levels of delinquency and net charge-offs first by ensuring and monitoring the integrity of its credit purchasing. The Company tracks the delinquency rate of all loans approved by each credit analyst. The Company also seeks to limit delinquency and charge-offs through highly automated and efficient collection and repossession procedures.

     The collections area is highly automated and is supported by a separate computerized collections system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent borrowers are contacted by phone, mail, telegram, and in special circumstances, personal visits. Notices to delinquent borrowers are dispatched automatically by computer when loans are 10 days delinquent in most states, but as early as 7 days delinquent for other states. The collections area operates during regular business hours, weekday evenings, and on Saturdays. Consistent with the growth of the servicing portfolio and higher delinquencies and credit losses seen in the latter half of fiscal 1997 and the first quarter of fiscal 1998, the Company increased its collection staff by over 26.0% or 45 full-time employees during fiscal 1998. See - "Employees."

     The Company utilizes an automatic, computer-controlled multiple telephone line system which dials phone numbers of delinquent borrowers from a file of records extracted from the Company's database. The system typically generates 750-1,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if it has reached a live human voice. Collectors handle approximately 400 calls per day.

     After delinquent borrowers fail to respond to the Company or to fulfill oral commitments made to bring their loans current, the Company repossesses the automobile securing the loan. Repossessions are effected for the Company by contracted repossession agents. The repossession agent transfers most of the autos to an independent auto auction company that reconditions the repossessed autos and sells them for the Company. Historically, some autos repossessed in central Indiana determined to be eligible for retail sales have been reconditioned and sold at an Indianapolis location owned by the Company. The Company opened a new car franchised dealership in Indianapolis in July 1998. As a result of the opening of the dealership, repossession agents will now transfer a selection of the autos from a broader region to the dealership for retail sale.

     The decision to repossess and charge-off is generally made after a loan is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as bankruptcy or refusal to pay, requiring earlier action. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."


Financing and Sale of Loans

     Loan Funding. The Company relies upon external sources to provide financing for its loan purchases, Dealer Premiums and other ongoing cash requirements. Until September 1998, the Company utilized a $350 million Prime Warehouse Facility to provide funding for its Tier I loan acquisitions, a $50 million Non-prime Warehouse Facility to fund Tier II loan acquisitions, and until March 1998, a $50 million Marine Warehouse Facility to fund boat and personal watercraft loans. In September 1998, the Prime and Non-prime Warehouse
Facilities were terminated by the Company and replaced by the New Credit Facility with the same lender, having a borrowing capacity of $450 million and a term of one year. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

     Hedging. Because the loans purchased by the Company are fixed-rate loans, the Company bears the risk of interest-rate increases during the period between the setting of the Buy Rate for the acquisition of loans and their sale in a securitization transaction. In order to mitigate this risk, the Company employs a hedging strategy in which it executes short sales of U.S. Treasury securities having maturity approximating the average maturity of loans to be acquired during the relevant period. The Company's hedging strategy is an integral part of its practice of periodically securitizing loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of hedging risks and related issues.

     Securitizations. The Company sells its loans in securitization transactions to increase the Company's liquidity, to provide for redeployment of capital and to reduce risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to repay amounts owed to short-term financing sources, thereby making such sources available for future loan acquisitions. The Company currently plans to continue securitizing pools of loans, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, may consider funding its loan acquisitions through a permanent warehouse facility or some other source or combination of sources. Since 1988, the Company has securitized approximately $5.4 billion in auto loan receivables in 29 public offerings and completed three private placements of Asset-backed Securities summarized below. In each of the public offerings, the senior Asset-backed Securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Corporation, Moody's Investors Service and FITCH IBCA. Such ratings are not recommendations of the rating agencies to invest in the securitizations and may be modified or withdrawn by them at any time.
                          Securitization Transactions

                                              Remaining Balance    Weighted                                               Net Loss
                                Original         at June 30,      Average Loan   Certificate     Gross        Net       to Original
 Securitization                  Amount             1998             Rate          Rate       Spread (1)   Spread (2)    Balance (3)
 --------------                  ------             ----             ----          ----       ----------   ----------   ------------
                                                    (dollars in thousands)
UACSC 1998-B Auto Trust      $   267,980      $     257,764        12.51%         6.01%          6.50%       5.06%          0.00%
UACSC 1998-A Auto Trust      $   228,938      $     202,189        12.92%         6.11%          6.81%       5.27%          0.13%
UACSC 1997-D Auto Trust      $   204,147      $     158,696        13.02%         6.30%          6.72%       5.07%          0.32%
UACSC 1997-C Auto Trust      $   218,390      $     163,330        13.48%         6.45%          7.03%       5.38%          0.70%
UACSC 1997-B Auto Trust      $   295,758      $     198,415        13.21%         6.57%          6.64%       5.15%          1.06%
UACSC 1997-A Auto Trust      $   293,348      $     176,557        13.29%         6.33%          6.96%       5.43%          2.22%
UACSC 1996-D Auto Trust      $   283,085      $     148,084        13.53%         6.14%          7.39%       5.37%          2.85%
UACSC 1996-C Auto Trust      $   310,999      $     145,016        13.26%         6.44%          6.82%       5.11%          3.53%
UACSC 1996-B Auto Trust      $   245,102      $     101,567        12.96%         6.45%          6.51%       5.58%          3.29%
UACSC 1996-A Auto Trust      $   203,048      $      68,396        13.13%         5.40%          7.73%       5.68%          4.32%
UACSC 1995-D Auto Trust      $   205,550      $      64,860        13.74%         5.97%          7.77%       6.04%          4.79%
UACSC 1995-C Auto Trust      $   236,410      $      61,060        14.08%         6.42%          7.66%       6.11%          5.33%
UACSC 1995-B Grantor Trust   $   220,426      $      46,001        13.91%         6.61%          7.30%       4.88%          5.30%
UACSC 1995-A Grantor Trust   $   173,482      $      32,178        13.22%         7.77%          5.45%       3.88%          5.10%
UFSB  1994-D Grantor Trust   $   114,070      $      17,566        12.51%         7.69%          4.82%       3.91%          4.06%
UFSB  1994-C Grantor Trust   $   150,725      $      16,014        12.05%         6.77%          5.28%       4.04%          3.23%
UFSB  1994-B Grantor Trust   $   142,613      $      13,057        10.74%         6.46%          4.28%       3.54%          2.94%
UFSB  1994-A Grantor Trust   $   119,960      $           -        9.98%          5.08%          4.90%       3.60%          2.54%
UFSB  1993-C Auto Trust      $   141,811      $           -        11.00%         4.88%          6.12%       4.82%          2.58%
UFSB  1993-B Auto Trust      $   212,719      $           -        11.50%         4.45%          7.05%       5.31%          2.51%
UFSB  1993-A Grantor Trust   $   133,091      $           -        11.49%         4.53%          6.96%       4.96%          1.84%
UFSB  1992-C Grantor Trust   $   119,280      $           -        11.64%         5.80%          5.84%       4.48%          1.71%
UFSB  1992-B Grantor Trust   $   116,266      $           -        12.39%         4.90%          7.49%       5.49%          1.59%
UFSB  1992-A Grantor Trust   $   103,619      $           -        13.66%         6.70%          6.96%       5.80%          1.94%
UFSB  1991-B Grantor Trust   $   106,612      $           -        13.64%         7.15%          6.49%       4.94%          1.72%
UFSB  1991-A Grantor Trust   $   150,436      $           -        12.52%         8.40%          4.12%       2.25%          0.79%
UFSB  1989-B Grantor Trust   $    66,469      $           -        14.09%        Variable          -         2.82%          3.15%
UFSB  1989-A Grantor Trust   $   113,080      $           -        13.24%         8.75%          4.49%       1.97%          1.94%
UFSB  1988 Grantor Trust     $   105,179      $           -        12.73%         9.50%          3.23%       1.71%          2.74%
  Total Tier I               ----------       -------------
     Securitized Trusts      $ 5,282,593      $   1,870,750

PSC 1998-1 Grantor Trust     $    28,659      $      28,003        18.69%         6.29%          12.40%      8.04%          0.00%
PSC 1996-2 Grantor Trust     $    31,108      $      18,070        19.65%         6.40%          13.25%      9.00%          6.98%
PSC 1996-1 Grantor Trust     $    34,488      $      13,158        19.87%         6.87%          13.00%      8.79%         11.23%
  Total Tier II              -----------      -------------
     Securitized Trusts      $    94,255      $      59,231
                             -----------      -------------
       Grand Total...........$ 5,376,848      $   1,929,981
                             ===========      =============

(1)  Difference between weighted average loan rate and Certificate Rate.

(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing credit enhancements and trustee fees, and the hedging gain or loss.

(3) Net loss to original balance at June 30, 1998, for all pools with a remaining principal balance and net loss to original balance at time of repurchase for all remaining pools.


     In securitization transactions, the Company transfers automobile loans to a newly-formed trust, which issues one or more classes of fixed-rate Certificates to investors (the "Certificateholders"). Through the 1994-A Grantor Trust, the Certificates were generally credit-enhanced by a letter of credit from an independent financial institution. The letter of credit provided Certificateholders with additional assurance, to the extent of the amount of the letter of credit, that their receipt of required payments from the pool would not be adversely affected by loan losses. Typically, the letter of credit was obtained in the amount, represented as a percentage of the pool, necessary to obtain the desired investment grade ratings for the Certificates. The Company subsequently employed the use of subordinated classes of Certificates as a credit enhancement device. Surety bonds have been utilized as additional credit enhancements in the Company's Tier I securitizations since the UACSC 1995-D Auto Trust. These credit enhancement features allow the offered Certificates to achieve the desired investment grade rating. In future securitizations, the Company may employ any of the above devices or may employ alternative credit enhancement devices.

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

     Commencing with the 1995-A Grantor Trust, the Company has effected securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation ("UACSC"). Its Tier II securitizations have been effected through Performance Securitization Corporation, also a wholly-owned special purpose subsidiary. In striving to complete the most efficient securitization transactions, the Company intends to securitize the Tier II loan acquisitions with the Tier I loan acquisitions in the future through its wholly-owned subsidiary UACSC. In the future, the Company may pursue alternative structures for securitizations, such as an owners' trust structure in which the securitization trust issues both Certificates and debt securities, and the Company will continue to assess other structured financing alternatives which may enable it to fund loans and/or deploy its capital with greater efficiency or at lower cost.

Employees

     The Company employs personnel experienced in all areas of loan acquisition, documentation, collection and administration. Currently, the Company has 494 full-time employees and 67 part-time employees, including 73 full-time and 15 part-time employees in the operations department, 216 full-time and 49 part-time employees in the collection department, 72 full-time employees in loan purchasing, 20 full-time employees in the accounting and finance department and 41 full-time and 1 part-time systems and administrative employees. In addition, the Company has 37 sales representatives who reside and work in the Company's loan purchasing market areas, and 35 full-time and 2 part-time employees in the reconditioning and remarketing operations. None of the employees are covered by a collective bargaining agreement.

Regulation

     The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances, and regulations. The Company's business operations are conducted primarily in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin and, accordingly, the laws and regulations of such states govern the Company's operations conducted in those states. The Company is required to be, and is, licensed as a sales finance company in Arizona, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Mexico, North Carolina, Pennsylvania and Wisconsin. In Colorado, Idaho, Indiana, Iowa, Texas and Utah, the Company has either filed the necessary notifications or registered to accept assignments of installment sale contracts, and in Ohio, the Company is licensed to make direct loans. As the Company expands its operations into additional states, it will be required to comply with the laws of those states.

     Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon sellers, holders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state "lemon" laws, state motor vehicle retail installment sales acts, retail installment sales acts, and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce the installment sale contracts it purchases and loans it makes.

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

Credit Facilities - Certain external financing arrangements negotiated by the Company with an independent financial institution consisting of a $350 million Warehouse Facility (the "Prime Warehouse Facility") to fund the Company's Prime loan acquisitions, a $50 million Non-Prime Warehouse Facility (the "Non-prime Warehouse Facility") to fund Non-prime loan acquisitions and a $50 million Marine Warehouse Facility (the "Marine Warehouse Facility") to fund loan acquisitions through it Marine Lending program. In September 1998, the Prime and Non-prime Warehouse Facilities were terminated by the Company and replaced by the New Credit Facility. The Marine Lending program was terminated March 1, 1998.

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

Future Servicing Cash Flows - Future Servicing Cash Flows are the projected cash flows resulting from the difference between the weighted average coupon rate of the loans sold and the Certificate Rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1% (on Tier I), and ongoing trust and credit enhancement fees, plus estimated Dealer Premium rebates.

Gain (Loss) on Sales of Loans - Gain (Loss) on Sales of Loans represents the difference between the sales proceeds and the carrying amount of loans after reduction for amounts allocated to Retained Interest, less expenses of the sale and hedging gains or losses.

Marine Lending - The Company's practice of acquiring loans made to borrowers, generally with high quality credit, through a boat or personal watercraft dealer agreement that provides for the acquisition of loans at a par plus the payment of a Dealer Premium to the dealer. Borrowers generally have a credit history with no or few minor defaults and can finance their purchase through a bank, or an independent finance company that focuses on prime credit. Marine Lending was terminated in March 1998.

Marine Warehouse Facility - See definition of Credit Facility, above. New Credit Facility - An external financing arrangement negotiated by the Company with an independent financial institution having a borrowing capacity of $450 million and a one year term which replaces the Credit Facilities and will fund Tier I and II loan acquisitions.

Non-prime Warehouse Facility - See definition of Credit Facility, above.

Pooling - The accumulation of a group of loans to create a package of receivables for sale through a trust to investors in a Securitization.

Prime Warehouse Facility - See definition of Credit Facility, above.

Retained Interest in Securitized Assets ("Retained Interest") - Retained Interest represents the Company's retained interest in loans sold. At the closing of each securitization, the Company allocates its basis in the loans between the portion of the loans sold through the certificates and the portion of the loans retained from the securitizations ("Residuals" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the loans sold and the estimated fair value of the Residuals. Residuals consist of (a) the cash held in the Spread Account and (b) the excess servicing receivables ("ESRs"). ESRs represent the discounted cash flows to be received by the Trust in the future and dealer premium rebates less a discounted allowance for estimated credit losses. The fair value of the Residuals is determined by discounting the expected cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable loans and the specific characteristics of the loans purchased by the Company. Market discount rates are based on current market conditions, and prepayment assumptions are based on historical performance experience of comparable loans and the impact of trends in the economy. Accrued interest through the date of securitization, which will be returned to the Company through the trust, is also classified under the provisions of Statement of Financial Accounting Standard ("SFAS") 125 as Retained Interest. Retained Interest is reduced by actual servicing cash flows as received over the life of the securitization. Retained Interest is classified as "available-for-sale" and is carried at market based upon the application of current assumptions to the remaining expected cash flows. Unrealized gains and losses attributable to the change in the fair value of the Residuals are excluded from earnings and are reported net of related income taxes as a separate component of shareholders' equity until realized. Retained Interest is reviewed periodically for other than temporary impairment, with impairment, if any, recorded as a component of Gain on Sales of Loans, net.

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

Senior Notes - Unsecured Senior Notes of the Company of $110 million and $65 million issued August 1995 and March 1997 respectively.

Senior Subordinated Notes- Unsecured Senior Subordinated Notes of the Company in the aggregate principal amount of $46 million issued April 1996.

Servicing Asset - The present value benefit derived from retaining the right to service loans securitized in excess of adequate servicer compensation. Servicing Assets are classified as held-to-maturity securities and are carried at their amortized cost.

Spin-off - The pro rata distribution of the 9,200,000 shares of Class B Common Stock formerly held by Union Federal to the shareholders of its holding company, immediately prior to consummation of the Company's initial public offering in August 1995.

Spread Account (a component of Retained Interest in Securitized Assets) - A cash collateral account or specific cash account maintained by the trustee of a securitization trust into which Future Servicing Cash Flows are deposited initially to protect Certificateholders (and any provider of third-party credit enhancement) against credit losses. The terms of the account, which vary with each securitization, state a maximum balance, generally expressed as a percentage of the current principal balance. Generally, the initial cash deposit, if required, is funded by the Company from the securitization proceeds and is expressed as a percentage of the original balance. The initial deposit amount is typically less than the minimum balance ("floor"). The floor amount required is determined based on the original principal balance. The Company receives cash flow Residuals that represent collections on the loans in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other fees such as credit enhancement fees. If the amount of cash required for the allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level or maximum level is achieved. Once the required or maximum Spread Account level is achieved, the excess is released to the Company. Any remaining Spread Account balance is released to the Company upon termination of the securitization. There is no recourse to the Company for loan losses beyond the balance in the Spread Account and Future Servicing Cash Flows from the trust.

Tier I Lending - The Company's practice of acquiring loans made to borrowers, generally with high quality credit, through an automotive dealer under a dealer agreement that provides for the acquisition of loans at par plus the payment of a Dealer Premium to the dealer. A Tier I borrower has a credit history with no or few minor defaults and can finance a new car purchase through a bank, a captive finance subsidiary of an automobile manufacturer or an independent finance company that focuses on Tier I credit.

Tier II Lending - The Company's practice of acquiring loans made to borrowers who generally would not be eligible for credit under Tier I lending. Loans are acquired from automotive dealers under a dealer agreement that provides for the acquisition of loans at par without provision for payment of any Dealer Premium. A Tier II borrower is characterized as a borrower with some credit problems in his or her past which have subsequently been resolved and who has reestablished an acceptable payment history. To finance a new or late-model used car, the Tier II borrower may not qualify for a loan from a captive finance subsidiary but may access credit through non-traditional finance sources.

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



Item 2.           Properties

     The Company's operations are centered in a commercial office building owned by Waterfield Mortgage Company, Inc. ("Waterfield," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of 115,555 square feet under a lease with Waterfield. The Company sublets a portion of the building to Union Federal. In addition, the Company leases a garage of 5,000 square feet for vehicle reconditioning and remarketing, an office of 500 square feet and a 75-car lot located in Beech Grove, Indiana, from an independent party. These facilities are currently used to recondition and sell a small amount of the financed vehicles repossessed by the Company in central Indiana. In July 1997, the Company purchased a 6.5 acre (60,000 square foot) facility near its headquarters in Indianapolis at which it has established an automobile retail dealership for the purpose of expanding its reconditioning and remarketing operations.

Item 3.           Legal Proceedings

     The Company is party to litigation in the ordinary course of business. Most of the litigation is initiated by the Company against debtors to collect deficiency balances. Claims are, however, also asserted against the Company on a regular basis. The claims against the Company often involve allegations of wrongdoing by the motor vehicle dealer which originated the contract or sold the vehicle financed by the Company, and the Company is named as a defendant due to its status as holder of the contract. Claims are also asserted against the Company under the consumer protection laws described above and some of these claims, including the claims specifically described below, are asserted on behalf of a class of consumers. Similar litigation is common among industry participants.

     The first of the pending actions for which class certification is sought was commenced October 23, 1997, in the Common Pleas Court of Cuyahoga County, Ohio, Civil Division, by plaintiff Barohda Rucker. Suit was initially filed against the Company and Jackshaw Chevrolet, Inc. ("Jackshaw"), alleging that Jackshaw committed unfair, deceptive and unconscionable acts in connection with the sale of a vehicle, and further alleging that the Company committed disclosure and other violations of the Ohio Retail Installment Sales Act. Plaintiff has recently amended her complaint asserting similar claims on behalf of a class consisting of all consumers in Ohio who entered into loan agreements with the Company. The amended complaint also asserts new claims under or related to the Ohio Mortgage Loan Act on behalf of the proposed class. The plaintiff seeks rescission of the contracts, injunctive relief, statutory penalties, damages and attorney fees.

     The Company is also a defendant in an action brought in the District Court for Boulder County, Colorado, on April 10, 1998, by plaintiff Cristy Waggoner. The plaintiff alleges usury, contending that the retail installment contracts purchased by the Company were, in fact, direct loans by the Company subject to a lower usury limitation. The plaintiff has also asserted claims on behalf of a class of similarly situated Colorado residents who entered into retail installment contracts assigned to the Company. The plaintiff seeks unspecified damages, statutory penalties and attorney fees.

     Finally, the Company is a defendant in an adversary action brought in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division on August 23, 1998, by plaintiff, Keith D. Ferrell. The plaintiff alleges that the Company overstated the value of its collateral in connection with his Chapter 13 bankruptcy proceedings. The plaintiff has also asserted claims on behalf of a class consisting of similarly situated debtors involved in Chapter 13 proceedings. The plaintiff seeks injunctive relief, actual and punitive damages, and attorney fees.

     Each of the forgoing proceedings are in their early stages and no class has yet been certified. All proceedings are being vigorously defended and, although there can be no assurance that the Company will ultimately prevail in each of the pending proceedings, the Company, based on advice from outside legal counsel, does not, at this time, expect any of the proceedings to have a material effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company commenced its initial public offering of Class A Common Stock on August 7, 1995 concurrently with the Spin-off by Union Federal of the Company. Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 1998 and 1997:

Fiscal Year Ended June 30,           1998                   1997
                                     ----                   ----
                              High            Low        High      Low
                              ----            ---        ----      ---

First Quarter               11 1/4           8 7/8      19 1/4    12 1/4
Second Quarter              10 1/4           5 1/8      19 3/4    16 1/4
Third Quarter                9 1/8           7 1/4      22 1/2    13 1/4
Fourth Quarter               9 1/8           6 3/4      14 5/8     7 1/2

     As of September 23, 1998, there were approximately 105 holders of record of the Company's Class A Common Stock and 8 persons holding Class B Common Stock of the Company of record. The Company estimates that its Class A Common Stock is owned beneficially by approximately 1,800 persons. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

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


Item 6.  Selected Consolidated Financial Data

     The following table sets forth certain selected consolidated financial information reflecting the consolidated operations and financial condition of the Company for each year in the five year period ended June 30, 1998. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein. As described more fully in the notes to Consolidated Financial Statements, this report contains financial information which has been restated to correct the June 30, 1997 valuation of Retained Interest in Securitized Assets.


                                                                                         Year Ended June 30,
                                                            ---------------------------------------------------------------------
                                                               1998             1997          1996         1995          1994
                                                               ----             ----          ----         ----          ----
                                                                                      (Dollars in thousands)
Income Statement Data:
Interest income                                              $ 33,727       $   40,299     $   34,160     $ 18,638      $ 14,260
Interest expense(1)                                            26,107           25,688         22,275       12,961         7,769
                                                            ---------------------------------------------------------------------
  Net interest margin                                           7,620           14,611         11,885        5,677         6,491
Provision for estimated
credit losses                                                   8,050            4,188          2,875        1,074           484
                                                            ---------------------------------------------------------------------
  Net interest margin (deficit) after provision                  (430)          10,423          9,010        4,603         6,007

Gain (loss) on sales of  loans, net                           (11,926)             963         30,357        8,684         4,643
Servicing fees, net                                            26,137           25,344         16,926       14,628        11,570
Other                                                           4,087            3,820          3,096        2,783         2,735
                                                            ---------------------------------------------------------------------
     Total revenues                                            17,868           40,550         59,389       30,698        24,955

Operating expenses                                             35,546           30,502         23,841       14,913         8,995
                                                            ---------------------------------------------------------------------
  Earnings (loss) before provision for income taxes           (17,678)          10,048         35,548       15,785        15,960
  Provision (benefit) for income taxes                         (7,856)           4,166         14,406        6,396         6,384
                                                            ---------------------------------------------------------------------
     Net earnings (loss)                                    $  (9,822)      $    5,882     $   21,142     $  9,389        $9,576
                                                            =====================================================================

Operating Data:
Tier I auto receivables acquired                            $944,725        $1,076,064     $  994,834     $766,972      $614,627
Tier II auto receivables acquired                             24,027            39,610         36,030       21,511             -
Marine receivables acquired                                    2,515             6,590             50            -             -
                                                            ---------------------------------------------------------------------
     Total receivables acquired (dollars)                    $971,267       $1,122,264     $1,030,914     $788,483      $614,627
                                                            =====================================================================

Tier I auto receivables acquired                               64,152           75,844         71,070       58,409        49,307
Tier II auto receivables acquired                               1,746            3,050          2,870        1,770             -
Marine receivables acquired                                       200              496              6            -             -
                                                            ---------------------------------------------------------------------
     Total receivables acquired (number of loans)              66,098           79,390         73,946       60,179        49,307
                                                            =====================================================================

Tier I auto loans securitized                                $919,455       $1,183,190        890,110     $658,703      $617,103
Tier II auto loans securitized
                                                               28,659           31,108         34,488            -             -
                                                            ---------------------------------------------------------------------
     Total auto loans securitized                            $948,114       $1,214,298      $ 924,598     $658,703      $617,103
                                                            =====================================================================

Ratio of operating expenses as a % of
  average servicing portfolio                                    1.78%            1.67%          1.73%        1.49%         1.21%
Servicing fees, net, as a % of operating
  expenses                                                      73.53%           83.09%         71.00%       98.09%       128.63%

Tier I credit losses as a % of avg. servicing portfolio          2.80%            2.40%          1.58%        1.36%         0.69%
Tier II credit losses as a % of avg. servicing portfolio         7.67%            5.18%          2.37%        2.97%           N/A
Marine credit losses as a % of avg. servicing portfolio          1.12%            0.25%            N/A          N/A           N/A
Tier I delinquencies of 30 days or more as a
     % of servicing portfolio                                    3.07%            2.96%          1.84%        1.40%         1.40%
Tier II delinquencies of 30 days or more as a
     % of servicing portfolio                                    8.29%            6.18%          3.35%        1.25%           N/A
Marine deliquencies of 30 days or more as a
     % of servicing portfolio                                     N/A             0.10%            N/A          N/A           N/A






At June 30,                                               1998          1997            1996         1995           1994
-----------                                               ----          ----            ----         ----           ----
                                                                                (Dollars in thousands)
Balance Sheet Data(2):
Loans, net                                              $118,259      $121,156        $259,290     $201,022      $  96,101
Retained interest in securitized assets                  171,593       170,791         147,024      118,076         78,598
Total assets                                             411,533       391,268         451,195      349,283        181,516
Due to Union Federal                                           -             -               -      338,958        177,577
Amounts due under warehouse facilities                    73,123        44,455         187,756            -              -
Long-term debt                                           221,000       221,000         156,000            -              -
 Total shareholder equity(3)                              82,473        86,848          78,624            2              2

Other Data:
Tier I auto servicing portfolio                       $1,978,920    $1,860,272      $1,548,538   $1,159,349       $843,245
Tier II auto servicing portfolio                          66,855        68,289          47,062       19,858              -
Marine servicing portfolio                                     -         6,227              50            -              -
Other loans  serviced                                      1,642         2,488           3,420        5,203              -
                                                      ---------------------------------------------------------------------
     Total servicing portfolio                        $2,047,417    $1,937,276      $1,599,070   $1,184,410       $ 843,245
                                                      =====================================================================

Average Tier I auto servicing portfolio                1,922,977     1,759,666       1,343,770      982,875        744,149
Average Tier II auto servicing portfolio                  69,622        63,305          33,124        9,448              -
Average Marine servicing portfolio                         6,920         2,357                            -              -
Other loans average servicing portfolio                    1,941         2,799           4,222        6,643              -
                                                      ---------------------------------------------------------------------
     Total average servicing  portfolio               $2,001,460    $1,828,127      $1,381,116     $998,966       $744,149
                                                      =====================================================================

Number of Tier I auto loans serviced (at period end)     184,003       173,693         147,722      117,837         91,837
Number of Tier II auto loans serviced (at period end)      6,285         6,056           4,067        1,687              -
Number of Marine loans serviced (at period end)                -           472               6            -              -
Number of Other loans serviced (at period end)               256           402             537          836              -
                                                      ---------------------------------------------------------------------
     Total number of loans serviced (at period end)
                                                         190,544       180,623         152,332      120,360         91,837

Number of dealers
                                                           3,628         3,204           2,523        1,604            884
Number of employees (full-time equivalents)
                                                             529           387             313          215            142

--------------------------------------------------------------------------------

(1) Interest expense for the years ended June 30, 1994 and 1995, was based upon the average monthly balance "Due to Union Federal" at Union Federal's all-inclusive cost of funds.

(2) All consolidated balance sheet amounts, except the amounts "Due to Union Federal", represent actual recorded assets and liabilities of the Company's business. The amount Due to Union Federal includes division funding by Union Federal as well as inter-company funding.

(3) The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company are transferred to Union Federal through the Due to Union Federal account at June 30, 1994, and 1995.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item 1. Business."

General

     The Company derives substantially all of its earnings from the purchase, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the purchase of loans prior to securitization, the Company utilizes the revolving New Credit Facility, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing interests in the loans sold. When the Company sells loans in a securitization, it records a gain or loss on the sale of loans and establishes Retained Interest as an asset. Future Servicing Cash Flows are received over the life of the related securitization. See the "Glossary" under "Item 1. Business" for definitions of accounting terms pertaining to securitizations.

     The following table illustrates changes in the Company's total loan acquisition volume and information with respect to Gain (Loss) on Sales of Loans, net and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 14 of the Consolidated Financial Statements.

                                                Selected Quarterly Financial Information
                                              For Quarters in the Fiscal Years Ended June 30,
                                      -------------------------------------------------------------
                                                                    1998
                                      -------------------------------------------------------------
                                             First        Second          Third         Fourth (3)
                                             -----        ------          -----         ----------
                                                                 (Dollars in thousands)

Loans acquired                            $252,877       $227,405       $220,317         $ 270,668

Gain on Sales of Loans                       5,549          3,173          5,749             5,110
    Less:  Impairment                      (16,396)        (1,153)        (2,636)           (3,451)
    Less:  Cash out adjustment                   -              -              -            (7,871)
           Gain  (loss) on Sales of        (10,847)         2,020          3,113            (6,212)

Servicing portfolio
     at period end                       1,977,368      2,001,111      2,008,287         2,047,417

Selected
Securitization Data:                        1997-C         1997-D         1998-A     1998-B/1998-1
Original amount                            218,390        204,147        228,938    267,980/28,659
Weighted avg. loan rate                     13.48%         13.02%         12.92%      12.51%/18.69%
Weighted avg.
  remaining maturity (mos.)                  70.68          67.14          70.80       67.50/57.70
Certificate rate                              6.45%          6.30%          6.11%       6.01%/6.29%
Gross spread (1)                              7.03%          6.72%          6.81%      6.50%/12.40%
Net spread (2)                                5.38%          5.07%          5.27%       5.06%/8.04%

---------------------------------------------------------------------------------------------------


(1)      Difference between weighted average loan rate and Certificate Rate.

(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing surety bond and trustee fees, and hedging gains or losses.

(3) Two securitizations were effected during the presented quarters -- one public securitization (Tier I securitization) and one private placement (Tier II securitization)


                                                Selected Quarterly Financial Information
                                              For Quarters in the Fiscal Years Ended June 30,
                                      -------------------------------------------------------------
                                                                1997
                                      -------------------------------------------------------------
                                         First        Second (3)        Third             Fourth
                                         -----        ----------        -----             ------
                                                                (Dollars in thousands)
Loans acquired                         $296,601          $307,420      $279,847          $238,396

Gain on Sales of Loans                    6,875             7,790         9,783             7,693
    Less:  Impairment                         -                 -       (15,951) (4)      (15,227)
    Less:  Cash out adjustment                -                 -             -                 -
         Gain  (loss) on Sales of
               Loans, net                 6,875             7,790        (6,168)           (7,534)

Servicing portfolio
     at period end                    1,709,917         1,835,662     1,910,455         1,937,276

Selected
Securitization Data:                     1996-C     1996-D/1996-2        1997-A            1997-B
Original amount                         310,999    283,085/31,108       293,348           295,758
Weighted avg. loan rate                  13.26%      13.53%/19.65%        13.29%            13.21%
Weighted avg.
  remaining maturity (mos.)               67.41       67.75/62.70         71.35             69.18
Certificate rate                          6.44%        6.14%/6.40%         6.33%             6.57%
Gross spread (1)                          6.82%       7.39%/13.25%         6.96%             6.64%
Net spread (2)                            5.11%        5.37%/9.00%         5.43%             5.15%

----------------------------------------------------------------------------------------------------

(1)      Difference between weighted average loan rate and Certificate Rate.

(2) Difference between weighted average loan rate and Certificate Rate, net of upfront costs, servicing fees, ongoing surety bond and trustee fees, and hedging gains or losses.

(3) Two securitizations were effected during the presented quarters -- one public securitization (Tier I securitization) and one private placement (Tier II securitization)

(4) Impairment was reduced by reserves taken during the first two quarters of fiscal 1997 of $3.7 million and by existing reserves at June 30, 1996 of $2.2 million.


     Acquisition Volume. The Company currently acquires loans in 58 metropolitan areas in 32 states from over 3,600 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Tier I Lending"). The Company also offers a second level of loan quality to borrowers with adequate credit quality, but who would not qualify for a loan under the Company's Tier I Lending quality criteria ("Tier II Lending"). During fiscal 1997, the Company developed a Marine Lending program to fund loans to borrowers for boats and personal watercraft and terminated the program in March 1998. The Company's focus is on the Tier I automobile lending market. Only 2.7% of total loan acquisitions represented loans made to borrowers for Tier II and marine loans. During fiscal 1998, the Company extended operations into the states of Idaho, Massachusetts and South Dakota.

     The Company's total loan acquisitions decreased 13.5% to $971.3 million for the year ended June 30, 1998, from $1.1 billion in fiscal 1997. The decrease resulted primarily from increased competition in the consumer finance market combined with the Company's decision to tighten credit standards during the third quarter of fiscal 1997. Additionally, the termination of the Marine Lending program contributed to the decrease. Marine loan acquisitions totaled $2.5 million for the year ended June 30, 1998, compared to $6.6 million for fiscal 1997. Tier II loan acquisitions totaled $24.0 million for the year ended June 30, 1998, compared to $39.6 million in fiscal 1997. In late fiscal 1997 the Company made strategic decisions with regard to pricing and underwriting with a view to improving the overall credit quality of the portfolio over the long-term. These changes coupled with intense competition in the consumer finance markets resulted in lower loan acquisition volume in the first three quarters of fiscal 1998, however, Tier I acquisition volume increased 16.4% in fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. Loan acquisitions for the first quarter of fiscal 1999 have increased significantly over all fiscal 1998 quarters. Total Tier I loan acquisitions for the months of July and August have surpassed $257.0 million, and total loan acquisitions for the first quarter of fiscal 1999 are expected to be nearly $400.0 million. See "Discussion of Forward-Looking Statements." The Company's servicing portfolio increased 5.7% to approximately $2.0 billion at June 30, 1998, compared to approximately $1.9 billion at June 30, 1997. Total serviced loans increased as a result of increased loan acquisition volume in excess of loan repayments and gross charge-offs, but decreased by approximately $7.0 million as a result of selling the marine portfolio. The volume of loans sold in securitizations decreased to $948.1 million for the year ended June 30, 1998, from $1.2 billion for the prior year. The decreased volume of loans securitized is a result of a decrease in Tier I loan acquisitions. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

Delinquency and Credit Loss Experience

     From June 1997 to September 1997, the Company continued to see a general deterioriation in the consumer credit markets primarily as a result of debtor over extension. As a result of the deterioration, the Company experienced higher delinquency and net credit losses from June to September 1997.

     Due to rising delinquency and net credit losses, the Company made strategic changes in its origination and collection departments. As a result of these strategic efforts, the Company has seen improvements in delinquency and credit loss ratios since the September 30, 1997, quarter. The efforts in the origination department include implementing tighter credit standards in March 1997, developing quality control screens that rank an obligor by not only credit score, but by predetermined debt and income ratios, and growing the portfolio with quality obligors through dealer development and dealer expansion. The collection department's efforts include restructuring the collectors to form specialized sub-departments of collectors for auxiliary functions such as skip tracing and high risk accounts, initiating collection calls earlier in the delinquency process through use of the power dialer, targeting higher risk obligors through the use of quarterly updated credit scores, and increasing collection efforts on charged-off accounts.

     The Company has seen improvements in recoveries as a percentage of gross charge-offs since the September 30, 1997, quarter. This percentage, however, remains below management's expectations, and the Company continues to look for ways to improve. In July 1998, the Company opened a new car franchised dealership in Indianapolis and has begun retailing a portion of its repossessed autos through the dealership. The Company anticipates that this method of repossession disposal along with stricter monitoring of the repossession and resale process should continue to increase the recovery percentage to within management's expectations over time. The Company will not finance any of its repossessed auto resales. See "Discussion of Forward-Looking Statements".

     Provisions are made for estimated credit losses in conjunction with each loan sale. Current credit loss assumptions utilized in the calculation of the Gain on Sales of Loans during the year for Tier I and Tier II securitizations were 4.00% and 12.00%, respectively, over the life of the pool. Allowance for estimated credit losses on securitized loans (inherent in Retained Interest) increased to 4.67% at June 30, 1998, compared to 4.40% at June 30, 1997. The Company recorded a pre-tax charge of $23.6 million and $34.9 million during the years ended June 30, 1998, and June 30, 1997, respectively, to primarily increase the provision for estimated credit losses on those pools which were deemed to have other than temporary impairment.

     Tier I Portfolio. Set forth below is certain information concerning the delinquency experience and net credit losses on the Tier I fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                         Tier I Delinquency Experience
                                                  At June 30,
                                 ----------------------------------------------
                                          1998                    1997
                                 ---------------------   ----------------------
                                            (Dollars in thousands)
                                  Number of               Number of
                                    Loans     Amount        Loans      Amount
                                  ---------   ------      ---------    ------

Servicing portfolio               184,003  $1,978,920     173,693   $1,860,272
Delinquencies
     30-59 days                     3,179      32,967       2,487       27,373
     60-89 days                     1,907      20,819       1,646       18,931
     90 days or more                  657       6,992         723        8,826
                                  -------  ----------     -------   ----------
Total delinquencies                5,743     $ 60,778       4,856     $ 55,130
                                  =======  ==========     =======   ==========

Total delinquencies
    as a % of servicing portfolio   3.12%        3.07%       2.80%        2.96%


     As indicated in the above table, delinquency rates based upon outstanding loan balances of accounts 30 days past due and over increased to 3.07% at June 30, 1998, from 2.96% at June 30, 1997, for the Tier I Lending portfolio. The Company attributes the increase in delinquency from one year ago to the general deterioration in the consumer credit market. Although delinquency rates have increased from a year ago, the June 1998 quarter is the third consecutive quarter of improved performance in the servicing portfolio. The steady improvement is a direct result of the Company's continued focus on refining its collection practices and consistent application of conservative underwriting guidelines.

                                           Tier I Credit Loss Experience
                                            For the Years Ended June 30,
                         -------------------------------------------------------------------
                                 1998                    1997                   1996
                         ---------------------    -------------------    -------------------
                          Number                   Number                 Number
                         of Loans     Amount      of Loans   Amount      of Loans   Amount
                         --------     ------      --------   ------      --------   ------
                                               (Dollars in thousands)
Avg. servicing
   portfolio              179,822   $1,922,977    164,858 $1,759,666      132,363  $1,343,770

Gross charge-offs           7,909       87,325      6,280     70,830        3,663      40,815
Recoveries                              33,545                28,511                   19,543
                                      --------                ------                   ------
 Net credit losses                    $ 53,780               $42,319                  $21,272
                                      ========              ========                   ======

Gross charge-offs as a % of
     avg servicing
     portfolio                4.40%       4.54%        3.81%     4.03%        2.77%      3.04%
Recoveries as a %
    of gross charge-offs                 38.41%                 40.25%                  47.88%
Net credit losses as a %
    of avg. servicing
    portfolio                             2.80%                  2.40%                   1.58%

     As indicated in the table above, net credit losses on the Tier I portfolio totaled $53.8 million for the fiscal year ended June 30, 1998, or 2.80% as a percentage of the average servicing portfolio, compared to $42.3 million or 2.40% for the fiscal year ended June 30, 1997. Net credit losses have increased, and recovery rates have decreased over one year ago; however, as stated above, both net credit losses and recovery rates have improved steadily since the quarter ended September 30, 1997.

     Tier II Portfolio. Set forth below is information pertaining to delinquency and net credit loss information on the Company's Tier II portfolio. There can be no assurance that future delinquency and credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                        Tier II Delinquency Experience
                                                 At June 30,
                                 ---------------------------------------------
                                          1998                  1997
                                 ---------------------   ---------------------
                                            (Dollars in thousands)
                                  Number of               Number of
                                    Loans     Amount        Loans     Amount
                                  -----       ------      -----       ------
Servicing portfolio                 6,285    $ 66,855       6,056    $ 68,289

Delinquencies
     30-59 days                       365       4,023         236       2,807
     60-89 days                       140       1,457         123       1,412
     90 days or more                    5          64           -           -
                                    -----    --------       -----    --------
Total delinquencies                   510     $ 5,544         359     $ 4,219
                                    =====    ========       =====    ========

Total delinquencies
    as a % of servicing portfolio      8.11%    8.29%       5.93%       6.18%



                                                        Tier II Credit Loss Experience
                                                         For the Years Ended June 30,
                                      -------------------------------------------------------------------
                                             1998                     1997                   1996
                                      ---------------------   --------------------   --------------------
                                      Number of              Number of              Number of
                                        Loans      Amount      Loans     Amount       Loans     Amount
                                      ---------    ------    ---------   ------     ---------   ------

                                                            (Dollars in thousands)
Avg. servicing
   portfolio                            6,320      $69,622       5,491  $  63,305      2,869     $33,124

Gross charge-offs                         748        8,275         422      4,698        136       1,455
Recoveries                                           2,937                  1,420                    670
                                                  ========               ========               ========
Net credit losses                                  $ 5,338                 $3,278                $   785
                                                  ========               ========              =========

Gross charge-offs
   as a % of avg.
   servicing portfolio                  11.84%       11.89%       7.69%      7.42%       4.74%      4.39%
Recoveries as a %
    of gross charge-offs                             35.49%                 30.23%                 46.07%
Net credit losses as a %
    of avg. servicing
    portfolio                                         7.67%                  5.18%                  2.37%




     Tier II portfolio delinquency was 8.29% based on outstanding loan balances of accounts 30 days past due and over at June 30, 1998, compared to 6.18% at June 30, 1997. Credit losses during fiscal 1998 totaled $5.3 million, or 7.67% as a percentage of the average Tier II servicing portfolio, compared to $3.3 million, or 5.18%, in fiscal 1997. The Company began acquiring Tier II loans in October 1994.

     Marine Portfolio. Due to the termination of the Marine Lending program and the resulting sale of most of the marine loans, delinquency was minimal at June 30, 1998 and 1997. Credit losses during fiscal 1998 totaled $78,000 or 1.12% as a percentage of the average marine servicing portfolio compared to .25% for fiscal 1997.

Results of Operations

     The following table illustrates the Company's consolidated financial results for the past eight fiscal quarters. More complete earnings information can be found in the Consolidated Financial Statements and the Notes thereto.


                                                           Selected Quarterly Financial Information
                                                        For Quarters in the Fiscal Year Ended June 30,
                              ---------------------------------------------------------------------------------------------------
                                                        1998                                                1997
                              ---------------------------------------------------------------------------------------------------
                                    First       Second       Third      Fourth        First      Second       Third       Fourth
                                    -----       ------       -----      ------        -----      ------       -----       ------
                                                                         (Dollars in thousands)
Interest on loans              $    6,627      $ 6,473     $ 7,133      $7,638      $ 9,233     $ 9,096    $  7,543      $ 8,042
Interest on spread accounts
   and restricted cash              1,572        1,461       1,443       1,380        1,510       1,545       1,618        1,712
                               ----------      -------     -------      ------      -------     -------    --------      -------
   Total interest income            8,199        7,934       8,576       9,018       10,743      10,641       9,161        9,754
Interest expense                    6,053        6,167       6,990       6,897        6,410       6,265       6,118        6,895
                               ----------      -------     -------      ------      -------     -------    --------      -------
   Net interest margin              2,146        1,767       1,586       2,121        4,333       4,376       3,043        2,859
Provision for estimated
      credit losses                 1,505        1,770       1,900       2,875          855         993       1,180        1,160
                               ----------      -------     -------      ------      -------     -------    --------      -------
   Net interest margin
      (deficit) after provision       641          (3)       (314)       (754)        3,478       3,383       1,863        1,699

Gain (loss) on sales
      of loans, net               (10,847)       2,020       3,113      (6,212)       6,875       7,790      (6,168)      (7,534)
Servicing fees, net                 6,286        6,533       6,529       6,789        5,826       6,258       6,854        6,406
Other revenues                      1,020          985       1,065       1,017          934         910       1,011          965
Operating expenses                  8,623        9,036       8,822       9,065        7,146       7,832       7,545        7,979
Net earnings (loss)            $   (6,867)    $  1,210      $  917    $ (5,082)   $   5,918      $6,193    $ (2,398)      (3,831)


Years Ended June 30, 1998 and 1997

     Net earnings (loss) decreased to ($9.8) million or ($0.74) per share for the year ended June 30, 1998, compared to $5.9 million or $.45 per share for the year ended June 30, 1997. The decrease in net earnings is primarily a result of lower gains recognized on the fiscal 1998 securitization transactions of $19.6 million pre-tax ($12.0 million net of tax) compared to the fiscal 1997 securitization transactions of $32.1 million pre-tax ($19.1 million net of tax). Gains on the securitizations were offset by charges taken for pool by pool impairments of the Retained Interest asset of $23.6 million pre-tax ($14.2 million net of tax) and $31.2 million pre-tax ($18.5 million net of tax) for the years ended June 30, 1998 and 1997, respectively. Net earnings also decreased due to the implementation of valuing Retained Interest on a "cash out" rather than "cash in" basis effectively reducing after-tax net earnings by $4.9 million. Exclusive of the after-tax other than temporary Retained Interest impairment charges and the after-tax "cash out" charge for fiscal 1998, net earnings would have been $9.3 million or $0.70 per share for fiscal 1998 compared to $24.4 million and $1.85 per share for fiscal 1997.

     The "cash out" method estimates Retained Interest by discounting the expected excess cash flows from the time they are projected to be released from the Spread Account using a discount rate which the Company believes is commensurate with the risks involved. Historically the Company has estimated Retained Interest, recognized as a component of the gain on sale, and its subsequent fair value by discounting the projected Future Servicing Cash Flows from the time they are received by the respective trust, the "cash in" method. Use of the "cash out" method resulted in a larger discount of estimated Retained Interest due to the timing of the expected excess cash flows released from the Spread Account. Additionally, interest income earned on the Spread Accounts became a component of the expected excess cash flows and beginning in the fourth quarter of fiscal 1998, will no longer be recognized as interest income. Offsetting the lower gain on sales and the reduction of interest earned was an increase in the accretion of discounted excess servicing.

     Net interest margin (deficit) after provision decreased 104.1% to ($430,000) for the year ended June 30, 1998, compared to $10.4 million for fiscal 1997. The decreased interest margin after provision as compared to prior year is a result of a combination of factors but is primarily due to a decrease in the average loans held for sale balance and an increase in the provision for estimated credit losses.

     Interest on loans decreased 17.8% to $27.9 million for the year ended June 30, 1998, compared to $33.9 million for year ended June 30, 1997. The decrease in interest income resulted from a decrease in the average outstanding balance of loans held for sale to $206.2 million for the year ended June 30, 1998, from $228.3 million for fiscal 1997, which was a result of decreased loan acquisitions during the first three quarters of fiscal 1998. Interest earned on the Tier II and marine portfolios was approximately $5.2 million and $801,000, respectively.

     Interest earned on spread accounts and restricted cash decreased 8.3% to $5.9 million for the year ended June 30, 1998, compared to $6.4 million for the year ended June 30, 1997. The decrease is primarily due to the reclassification of collection account interest. As a result of the implementation of SFAS 125, the Company established a Servicing Asset related to all securitization transactions after UACSC 1996-D. The Servicing Asset related to fiscal 1998 securitizations totaled $2.3 million compared to $1.5 million for fiscal 1997 securitizations. Such amounts equal the discounted projected cash flow of the interest earned on the collection account and are deemed to be additional servicing compensation. Such amounts were recognized as a component of the gain on sale with the discount being accretive into income in future periods. Establishment of the Servicing Asset had the effect of reducing interest income by $1.1 million and $153,000 for the years ended June 30, 1998 and 1997, respectively, however accretion of the discount will somewhat offset the reduction of interest income in future periods. The decrease related to the establishment of the Servicing Asset was partially offset by higher average balances on the cash collection and Spread Accounts. The average balance of these accounts was $139.2 million in fiscal 1998, compared to $127.4 million in fiscal 1997. The increased restricted cash balances result from the increased size of the securitized servicing portfolio. Average securitized loan balances were $1,793.3 million during the current fiscal year, compared to $1,445.4 million in fiscal 1997. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and servicer. Spread Account balances represent credit enhancement on the securitized pools; the Spread Account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements.

     As a result of the implementation of the "cash out" method of valuing Retained Interest, interest earned on spread accounts will be lower in future periods. However the reduction in income will be partially offset by higher discount accretion.

     Interest expense increased 1.6% to $26.1 million for the year ended June 30, 1998, from $25.7 million for the year ended June 30, 1997. The increase relates to the issuance of $65.0 million in Senior Notes during March 1997 resulting in higher long-term debt expense for all four quarters of fiscal 1998, but only the fourth quarter of fiscal 1997. Interest expense related to long-term debt was $19.5 million and $15.7 million for the years ended June 30, 1998 and 1997, respectively. The increase in interest related to long-term debt was offset by a decrease in the average warehouse borrowing needs for fiscal 1998 compared to fiscal 1997. The average outstanding borrowings was $111.2 million for the year ended June 30, 1998, compared to $174.2 million for the year ended June 30, 1997. The average cost of funds on the combined long-term debt and warehouse borrowings increased to 7.86% for the year ended June 30, 1998, from 7.39% for the year ended June 30, 1997. Interest rates on the New Credit Facility and Credit Facilities are variable in nature and are affected by changes in market rates of interest.

     Provision for estimated credit losses increased to $8.1 million for the year ended June 30, 1998, compared to $4.2 million for the year ended June 30, 1997. Increased provisions were made in response to increased losses and delinquency trends being experienced by the Company during the latter part of fiscal 1997 and the first quarter of fiscal 1998 and the consumer finance industry in general. The increase in the provision was also related to a higher balance of modified loans at June 30, 1998, compared to June 30, 1997, that were not eligible for securitization until the fourth quarter of fiscal 1998.

     Gain (loss) on sales of loans, net and interest rate risk. Gain (Loss) on Sales of Loans continues to be a significant element of the Company's net earnings. The Gain (Loss) on Sales of Loans is affected by several factors, primarily the amount of loans securitized, the net spread and the level of estimated credit losses. Historically, the Company has estimated the Future Servicing Cash Flows recognized as a component of the gain on sale by discounting the projected Future Servicing Cash Flows from the time they are received by the respective trust. However, management implemented the "cash out" method during the fourth quarter of fiscal 1998 which discounts the expected Future Servicing Cash Flows from the time they are released from the Spread
Account to the Company. Loss on sales of loans totaled $11.9 million for the year ended June 30, 1998, compared to a gain of $963,000 for the year ended June 30, 1997. The decrease in Gain (Loss) on Sales of Loans is primarily a result of lower gains recognized on fiscal 1998 securitization transactions compared to fiscal 1997. The gain for the years ended June 30, 1998 and 1997, consisted of gains on new securitization transactions of $19.6 million and $32.1 million, (including $2.3 million and $1.5 million of Servicing Asset income), and charges for other than temporary impairments of Retained Interest of $23.6 million and $31.2 million, respectively. The net gain for the year ended June 30, 1998, was also lower than prior year due to a $7.9 million charge related to the implementation of the "cash out" method of valuing Retained Interest. The decrease in the Gain (Loss) on Sales of Loans is also attributed to a 21.9% decrease in the volume of loans securitized to $948.1 million for fiscal 1998 compared to $1,214.3 million for fiscal 1997. Additionally, the weighted average net spread decreased to 5.28% for the year ended June 30, 1998, compared to 5.36% for the year ended June 30, 1997. Credit loss assumptions on the Tier I transactions were 4.00% throughout fiscal 1998 compared to 3.25% throughout most of fiscal 1997. Allowance for credit losses were 12.00% for the Tier II fiscal 1998 securitization compared to 10.00% for the two previous securitizations.

     The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads. See "Discussion of Forward-Looking Statements."

     Gross and net spreads. Market interest rates were lower in fiscal 1998 as compared to the corresponding periods of fiscal 1997. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads peaked in the third quarter of fiscal 1997 at 5.43% and have fluctuated  over the  succeeding  five  quarters  between  5.06% and 5.38%.  Net
spreads  have  been   decreasing   but   continue  to  be  within   management's
expectations.

     Management is currently targeting net spreads of 5.00% to 5.50% on Tier I securitizations (assuming a pricing spread for Asset-Backed Securities over the two-year treasury note of 50 basis points). Management believes that by targeting a gross spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for Asset-Backed Securities generally and for Certificates representing interests in securitizations sponsored by the Company. See "Discussion of Forward-Looking Statements."

     Servicing fees, net is comprised of fees earned by the Company as Servicer of the securitized loan portfolio (typically 1% per annum), the scheduled accretion of discount established on Retained Interest at the time of securitization, and rebates received in excess of original estimates inherent in the Gain (Loss) on Sales of Loans calculation until the third quarter of fiscal 1997. Servicing fees, net increased 3.1% to $26.1 million for the year ended June 30, 1998, compared to $25.3 million for the year ended June 30, 1997. Servicing fees, net as a percentage of the average securitized servicing portfolio decreased to 1.46% for fiscal 1998, from 1.75% for fiscal 1997. Although the average securitized loan portfolio increased 24.1% to $1.8 billion for the year ended June 30, 1998, from $1.4 billion for the year ended June 30, 1997, the increase in servicing fees related to the larger securitized portfolio was nearly offset by a decrease in excess rebates. Rebates received in excess of original estimate inherent in the gain calculation were recorded as a reduction of Retained Interest during fiscal 1998, but were recorded as a component of servicing fees in fiscal 1997 and totaled $2.3 million. The change in recording excess rebates was made during the third quarter of fiscal 1997.

     Other revenues increased 7.0% to $4.1 million for the year ended June 30, 1998, from $3.8 million for the year ended June 30, 1997. Other revenues consist primarily of late charge fee income and origination fee income. The increase in the current year resulted primarily from increases in late charge fee income to $3.3 million from $2.6 million in the prior year but was offset by a decrease in origination fees. The increase in late charge fee income is primarily due to the increase in the servicing portfolio as well as higher delinquencies experienced during fiscal 1998 compared to fiscal 1997. The decrease in origination fees is primarily due to a lower volume of loans acquired during the first three quarters of fiscal 1998 compared to fiscal 1997. Additionally, origination fees have decreased due to the use of a greater percentage of generic contracts that do not allow for an origination fee to be charged.

     Salaries and benefits expense increased 24.0% to $19.4 million for the year ended June 30, 1998, from $15.7 million for the year ended June 30, 1997. This increase resulted primarily from an increase in full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1998, were 466 compared to 368 for the year ended June 30, 1997. The Company has experienced growth in collections, human resources and training, operations, systems and retail operations. The increases in the collections and operations areas are in response to an increase in the servicing portfolio and an increase in delinquencies during the year. Increases in human resources and training resulted from a focus on providing better training to employees. The systems area increased because of a Company commitment to improve internal analysis and reporting of corporate financial, origination and collection data that will be used to improve operations and lead to a stronger more profitable portfolio. The increase in the number of reconditioning and remarketing operations employees was due to the opening of a new automotive dealership in July 1998 to facilitate remarketing of repossessed vehicles. Increases in salary and benefit expense were also due to annual merit increases for the Company's existing employees.

     Other operating expense includes occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Other operating expense increased 8.7% to $16.1 million for the year ended June 30, 1998, from $14.8 million for the year ended June 30, 1997. The increase in other operating expense was primarily attributed to an increase in consulting and professional fees for the Activity Based Management ("ABM") consulting project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. ABM is used as a tool to better manage the Company's business and to improve the pricing of products and overall operating efficiency. The change in commercial domicile provided a one-time income tax benefit of $860,000 in the second quarter of fiscal 1998 which was recorded as a component of income tax expense.

Years Ended June 30, 1997 and 1996

     Net earnings decreased to $5.9 million or $0.45 per share for the year ended June 30, 1997, compared to $21.1 million or $1.60 per share for the year ended June 30, 1996. The decrease in net earnings is primarily a result of third and fourth quarter after-tax charges of $9.5 and $9.0 million, respectively, ($16.0 and $15.2 million pre-tax, respectively,) for the impairment of Retained Interest related primarily to an increase in the allowance for estimated credit losses on the securitized portfolio. The charge was taken based on current trends with respect to credit loss and delinquency and their effects on the valuation of Retained Interest on a pool by pool basis. Exclusive of the pool by pool impairment charges, net earnings would have been $24.4 million or $1.85 per share.

     Net interest margin after provision increased 15.7% to $10.4 million for the year ended June 30, 1997, compared to $9.0 million for fiscal 1996. The increased interest margin as compared to prior year is a result of a combination of factors but is primarily due to an increase in the average loans held for sale balance and a decrease in the cost of funds on the average outstanding borrowings.

     Interest on loans increased 18.1% to $33.9 million for the year ended June 30, 1997, compared to $28.7 million for last year. The increase in interest income resulted from an increase in the average outstanding balance of loans held for sale to $228.3 million for the year ended June 30, 1997, from $186.6 million for fiscal 1996, which was a result of increased loan acquisitions during the year and the timing of the fourth quarter securitization. The 1997 fourth quarter securitization was effected in June instead of May (as compared to previous years); therefore, an additional one month of interest was earned by the Company. Interest earned on the Tier II and Marine portfolios were approximately $3.8 million and $255,000, respectively.

     Interest earned on spread accounts and restricted cash increased 17.2% to $6.4 million for the year ended June 30, 1997, compared to $5.4 million for the year ended June 30, 1996. The increase is a result of increased average balances on cash collection and Spread Accounts. The average balance of these accounts was $127.4 million in fiscal 1997, compared to $110.3 million in fiscal 1996. The increased restricted cash balances result from the increased size of the securitized servicing portfolio. Average securitized loan balances were $1,445.4 million during the current fiscal year, compared to $1,179.4 million in fiscal 1996. The average interest yield on the Spread Accounts and restricted cash accounts improved approximately 15 basis points which contributed to the increase as well. Spread Account balances represent credit enhancement on the securitized pools; the Spread Account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and Servicer. As a result of the implementation of SFAS 125, the Company established a Servicing Asset related to the 1997A and 1997B securitization transactions of $743,000 and $750,000, respectively. Such amounts equal the discounted projected cash flow of the interest earned on the collection account and are deemed to be additional servicing compensation. Such amounts were recognized as a component of the gain on sale with the discount being accretive to income in the future. Establishment of the Servicing Asset will have the effect of reducing interest earned on restricted cash in future periods, however, accretion of the discount on the Servicing Asset will somewhat offset this decrease.

     Interest expense increased 15.3% to $25.7 million for the year ended June 30, 1997, from $22.3 million for the year ended June 30, 1996. The increase was primarily a result of an increase in the average outstanding borrowings to $347.7 million for the year ended June 30, 1997, from $288.4 million for the year ended June 30, 1996, offset by a decline in the average cost of funds to 7.39% for the year ended June 30, 1997, from 7.72% for the year ended June 30, 1996. Cost of funds in the prior year included interest expense in the form of amortization of upfront borrowing fees paid in conjunction with the establishment of the Prime and Non-prime Warehouse Facilities. The agreements provided for an initial term of one year to be renewed annually; therefore, the total upfront fees paid to establish the Facilities were amortized during fiscal 1996. Upfront fees paid in fiscal 1996 related to the Prime and Non-prime Warehouse Facilities totaled approximately $1.5 million. The renewal of the Prime and Non-Prime Warehouse Facilities do not require payment of additional fees. Interest rates on the Prime and Non-prime Warehouse Facilities are variable in nature and are affected by changes in market rates of interest.

     Provision for estimated credit losses increased to $4.2 million for the year ended June 30, 1997, compared to $2.9 million for the year ended June 30, 1996. Increased provisions were made in response to, and in anticipation of, increased losses and delinquency trends being experienced by the Company and the industry in general.

     Gain (loss) on sales of loans, net and interest rate risk. Gain (Loss) on Sales of Loans continues to be a significant element of the Company's net earnings. The Gain (Loss) on Sales of Loans is affected by several factors, but is primarily affected by the amount of loans securitized and the net spread. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads. Gain
(Loss) on Sales of Loans decreased to $963,000 for the year ended June 30, 1997, from $30.4 million for the year ended June 30, 1996. The decrease in gains recognized by the Company in the current fiscal year is due to pre-tax charges of $31.2 million for the impairment of Retained Interest primarily related to the increase in allowance for estimated credit losses related to its securitized portfolio. Exclusive of the charges, gains recorded in conjunction with the fiscal 1997 securitization transactions were $31.7 million compared to $30.4 million in fiscal 1996 and included $1.5 million in servicing asset income. Although the volume of loans securitized increased 31.3% to $1,214.3 million for the year ending June 30, 1997, compared to $924.6 million in fiscal 1996, the weighted average net spread on the securitization transactions decreased to 5.36% in fiscal 1997, compared to 5.96% in fiscal 1996. Additionally, the allowance for estimated credit losses established at the time of the sale was 3.87% (excluding the charge) as a percentage of total loans securitized in fiscal 1997, compared to 3.57% in fiscal 1996. Credit loss assumptions on the Tier I transactions were 3.25% throughout most of fiscal 1997; however, the Company began providing for losses at 3.50% on Tier I securitizations in the fourth quarter of fiscal 1997. Allowance for estimated credit losses were established at 3.00% for the majority of fiscal 1996. Allowance for estimated credit losses have historically been made at 10.00% on the Tier II securitizations.

     Gross and net spreads. Market interest rates were higher in fiscal 1997 as compared to the corresponding periods of fiscal 1996. Market rates experienced an upward trend beginning in the fourth quarter of fiscal 1996, but demonstrated relatively small fluctuations throughout fiscal 1997. Because changes in loan rates on automobile loans tend to lag behind fluctuations in market rates of interest, spreads are adversely affected in a rising rate environment. The increased market rates in fiscal 1997 had the effect of reducing gross and net spreads on Tier I securitizations compared to fiscal 1996. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses.

     Management is currently targeting net spreads of 5.00% to 5.50% on Tier I securitizations (assuming a pricing spread for Asset-backed Certificates over the two-year Treasury Note of 50 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate that the net spread targets can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for Asset-backed Securities generally, and for Certificates representing interests in Securitizations sponsored by the Company. See "Discussion of Forward-Looking Statements."

     Servicing fees, net is comprised of fees earned by the Company as Servicer of the securitized loan portfolio (typically 1% per annum), the scheduled accretion of discount established on Retained Interest at the time of securitization, and rebates received in excess of original estimates recorded in the gain calculation. Servicing fees, net increased 49.7% to $25.3 million for the year ended June 30, 1997, compared to $16.9 million for the year ended June 30, 1996. Servicing fees, net as a percentage of the average securitized servicing portfolio increased to 1.75% for fiscal 1997, from 1.42% in fiscal 1996. The increase in servicing fees, net is primarily a result of a 22.6% increase in the average securitized loan balances in fiscal 1997 to $1.4 billion, compared to $1.2 billion in fiscal 1996. Servicing fees are also impacted by the timing of Future Servicing Cash Flows and excess rebates. Excess rebates received during fiscal 1997 were $2.3 million, compared to $2.8 million in fiscal 1996. The Company's rebate receivable was marked to market as a component of Retained Interest in accordance with SFAS 125 during the third quarter of fiscal 1997.

     Other revenues increased 23.4% to $3.8 million for the year ended June 30, 1997, from $3.1 million for the year ended June 30, 1996. The increase in the current year resulted primarily from increases in late charge fee income to $2.6 million from $1.9 million in the prior year.

     Salaries and benefits expense increased 30.8% to $15.7 million for the year ended June 30, 1997, from $12.0 million for the year ended June 30, 1996. This increase resulted primarily from an increase in full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1997, were 333 compared to 270 for the year ended June 30, 1996. The Company has experienced growth in credit, sales and operations, collections, and support. These increases are in response to, and in anticipation of, continued expansion and loan acquisition growth as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow. Increases in salary and benefit expense were also due to annual merit increases for the Company's existing employees.

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



Financial Condition

     Loans, net and servicing portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for credit losses, loans in process, and prepaid dealer premiums. Loans, net decreased to $118.3 million at June 30, 1998, from $121.2 million at June 30, 1997. This decrease was due primarily to the fourth quarter Tier II securitization and the sale of the marine portfolio. The Tier II securitization and the sale of the marine portfolio accounted for $18.3 million of the difference but was offset by an increase in the Tier I loans held for sale balance of $17.8 million. The modified loan portfolio balance included in loans held for sale totaled $20.8 million at June 30, 1998, compared to $14.3 million at June 30, 1997. The modified loan portfolio balance increased during fiscal 1998; however, due to more refined underwriting policies for modifications and the ability to securitize a small percentage of the modified portfolio in future securitizations, the balance is expected to decrease. Allowance for credit losses on loans held for sale was increased $1.1 million from June 30, 1997, primarily as a result of higher losses from modifications. The Company serviced $1.9 billion and $1.8 billion in securitized loans, and the total servicing portfolio was $2.0 billion and $1.9 billion as of June 30, 1998, and June 30, 1997, respectively.

     Retained interest in securitized assets ("Retained Interest"). Beginning with the June 30, 1998, consolidated financial statements, the previously captioned Excess Servicing asset and the Spread Account asset have been combined into one asset entitled Retained Interest in Securitized Assets ("Retained Interest"). Retained Interest increased to $171.6 million at June 30, 1998, from $170.8 million at June 30, 1997. The Retained Interest balance increased by the amounts capitalized upon consummation of the various Tier I and Tier II securitizations, including estimated dealer premium rebates, unrealized gains recognized on certain pools, and in some securitizations, the initial cash deposits into a specific cash account ("Spread Account") held by the Trust as credit enhancement for the benefit of the investors. Total amounts capitalized for the year ended June 30, 1998, were $49.1 million. Retained Interest also increased by an additional pre-tax unrealized gain of $8.5 million and a $800,000 increase in accrued interest. Additions to Retained Interest were offset by the return of excess cash flows over the year ended June 30, 1998, related to all securitizations of $22.5 million and by the effect of the $23.6 million impairment of Retained Interest taken during the fiscal year ended June 30, 1998. Impairment of Retained Interest is measured on a disaggregate basis (pool by pool) in accordance with SFAS 115. Additionally, Retained Interest decreased by the net decrease in Spread Accounts of $3.6 million for the year ended June 30, 1998, and by $7.9 million related to the implementation of the "cash out" method of valuing Retained Interest. Withdrawals of Spread Account funds are made when the balance of the account is in excess of the requirements stipulated in the servicing agreement (the Company's servicing agreements are collectively referred to as the "Pooling and Servicing Agreements"). Allowance for estimated credit losses on securitized loans is included as a component of Retained Interest. At June 30, 1998, the allowances related to both Tier I and Tier II securitized loans totaled $90.2 million or 4.67% of the total securitized loan portfolio, compared to $79.9 million or 4.40% at June 30, 1997. See--"Note 1 of the Consolidated Financial Statements."

     Amounts due under credit facilities and long-term debt. Beginning in August 1995, after the Spin-off from its parent, the revolving Credit Facilities and Senior Notes constituted the Company's primary funding sources. The Company issued in a private placement $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. The balance of the revolving Credit Facilities and the Senior and Senior Subordinated Notes was $294.1 million at June 30, 1998, compared to $265.5 million at June 30, 1997.

Liquidity and Capital Resources

     Sources and uses of cash in operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include: (i) acquisitions and financing of loans; (ii) payment of Dealer Premiums; (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under the revolving Credit Facilities; (iv) servicer advances of payments on securitized loans pursuant to securitization trusts; (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge; (vi) operating expenses; (vii) payment of income taxes; and (viii) interest expense. The Company's sources of cash from operations include: (i) standard servicing fees; generally 1.0% per annum of the Tier I securitized portfolio; (ii) Future Servicing Cash Flows; (iii) Dealer Premium rebates; (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge; (v) interest income; (vi) sales of loans in securitization transactions; and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities decreased to $5.0 million for the year ended June 30, 1998, from net cash provided by operating activities of $126.0 million for the year ended June 30, 1997. The decrease was primarily attributable to a decrease in loans securitized relative to loans acquired and a decrease in proceeds from the sale of interest-only strips. Proceeds from the sale of interest-only strips generated $13.9 million in cash for the period ended June 30, 1998, compared to $31.8 million for the period ended June 30, 1997. The increase in cash used for investing activities was primarily due to the purchase of property for the expansion of the reconditioning and remarketing operations in Indianapolis.

     Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on changes in interest rates. During fiscal 1998, hedging transactions have required a net use of cash of $2.7 million compared to $6.3 million used during fiscal 1997.

     Financing activities. Net cash provided by financing activities for fiscal 1998 was $28.6 million compared to a use of $79.7 million in the prior year. The increase was a result of an increase in warehouse borrowings at June 30, 1998, relative to the balance at June 30, 1997. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing including long-term debt and the
revolving  New  Credit  Facility.   Historically,   the  Company  has  used  the
securitization of loan pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the New Credit Facility to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the New Credit Facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the New Credit Facility. The Company consistently assesses it's long-term loan funding arrangements with a view to optimizing cash flows and reducing costs.

     Warehouse facility. The aggregate capacity of the Prime and Non-prime Warehouse Facilities was $400.0 million, of which $73.1 million was utilized, and an additional $4.7 million was available to borrow based on the outstanding principal balance of eligible loans at June 30, 1998. According to the credit agreement, modified loans can not be pledged as collateral, thus, they are not considered eligible loans that can be borrowed against.

     In September 1998, the Company entered into a borrowing arrangement with an independent financial institution for the $450.0 million New Credit Facility that is insured by a surety bond provider. The proceeds from the New Credit Facility were used to pay off and close the existing Prime and Non-prime Warehouse Facilities. The New Credit Facility is renewable annually and allows for borrowings against both Tier I and Tier II loan acquisitions. The New Credit Facility provides funding for loan acquisitions at a purchase price of up to 100% of the outstanding principal balance of eligible loans at the time of purchase. The advance rate may be adjusted based on an actual net yield percentage that is measured monthly on all receivables in the Warehouse.

     Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments began August 1, 1998, and are due on each subsequent August 1, in the amount equal to approximately 20% of the stated original principal balance. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance.

     The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests as well as restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

     During the fiscal quarter ended December 31, 1997, the Company was notified by FITCH IBCA ("Fitch") that its ratings of the Company's Senior and Senior Subordinated Notes were being reduced one grade. At the time of the initial downgrade, Fitch informed the Company that it would consider a further downgrade of such securities if the Company failed to show material improvement in asset quality unless the Company obtained additional equity capital. Although improvement in asset quality during the second and third quarters of fiscal 1998 occurred, the Company was notified on February 27, 1998, of a further downgrade to "BB+" and "BB" on the Senior and Senior Subordinated notes, respectively. Given the improvement in asset quality and adequacy of capital resources, at that time, the Company did not seek additional equity investment in the current fiscal year. The Company completed a Tier I securitization including a portion of the modified loan portfolio and a Tier II securitization during the fourth quarter of fiscal 1998 resulting in an increase in liquidity for the short-term.

     Management believes that the Company's existing capital resources, the New Credit Facility described above, future earnings, expected growth in loan acquisitions, and periodic securitization of loans should provide the necessary capital and liquidity for its operations through at least the third quarter of fiscal 1999. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.



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

     Capital requirements and availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in securitizations or other financing transactions and the other factors that affect the net cash provided by securitizations (at closing and over time) as well as the percentage of principal amount of loans acquired for which the Company can obtain Warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic securitizations of its loan portfolio and the terms of such securitizations which are dependent on market factors generally, changes in interest rates, demand for Asset-Backed Securities and the Certificates offered in the Company's securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its Senior and Senior Subordinated Notes and Warehouse Facility and/or its ability to obtain funding to replace and/or supplement such facility should it become necessary to do so. The Company's ability to obtain successor facility or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the Credit Facility.

     Loan acquisition volume, spread and growth. Many factors affect the Company's loan acquisition volume and spread, which have significant impact on the Company's net earnings. Volume is affected by overall demand for new and used automobiles in the economy generally, the willingness of automobile dealers to forward prospective borrowers' loan applications to the Company, as well as the number of qualified borrowers whose loans are approved and whose loans are ultimately acquired by the Company. Competition can impact significantly both acquisition volume and the note rate at which loans are originated. Generally, competition in the Company's business is intense. The Buy Rate offered by the Company is a significant competitive factor. A competitor offering a lower Buy Rate may be more likely to acquire a loan. The continued growth of the Company's servicing portfolio will depend significantly on the receptivity to the Company's program of new dealers in existing geographic markets as well as new markets and the continued stability of the Company's relationships with its existing dealer network.

     Interest rate risk. The Company's sources of funds generally have variable rates of interest and its loan portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on loans until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of loan acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of loans, respectively. Recognition of unrealized gains or losses is deferred until the sale of loans during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of Gain (Loss) on Sales of Loans.

     Loan losses and prepayment rates. The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on loans in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sales of Loans in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. The Company's results of operations could be adversely affected if default or prepayment rates on securitized loans substantially exceed the estimated levels.

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

Impact of Current Accounting Pronouncements

     In June, 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

     In February 1998, FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement does not alter the measurement and recognition provisions currently outlined in generally accepted accounting principles but merely standardizes the disclosure requirements. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company when adopted.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition of operations of the Company upon adoption.

Year 2000 Compliance

     During the year ended June 30, 1997, the Company began a risk evaluation of potential Year 2000 issues. The outcome of this evaluation was the formation of a Year 2000 Committee that consists of directors, officers and employees of the Company. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

     During the assessment phase, over thirty service bureaus and system vendors were identified that performed or supplied potential Year 2000 compliance issues. The list included eight service bureaus, seven software vendors, seven hardware vendors, one electric company, six maintenance and supplies companies and four telecommunications companies. Once the systems were identified an immediate correspondence was established for the purpose of educating the Company on known Year 2000 issues or Year 2000 compliance certification.

     The systems identified were put through one of two possible phases. If the vendor provided proof that the system in question had proper Year 2000 compliance certification and a testing cycle was possible, an appropriate testing cycle was performed. If the testing cycle failed or the system had known Year 2000 issues, a mission critical evaluation and replacement recommendations were performed.

     The Company has three known mission critical systems that are not in Year 2000 compliance. All three of the systems have Year 2000 compliance certified replacement products that are scheduled for implementation in November 1998, February 1999 and March 1999, respectively.

     The replacement or remedied costs for year 2000 compliance issues with the Company is estimated to be less than $100,000, which the Company recognizes as incurred. This extimated cost is mostly due to software upgrades that include new features which are combined with Year 2000 corrections.

     The Company estimates that the worst case Year 2000 issue scenario would be discontinuance of electrical power. Although the Company has numerous power backup devices, a long-term power outage would bring the Company to a standstill. Because of this potentially crippling effect, the Company has been examining the potential of installing a complete electrical backup generator at a cost of approximately $400,000.




Item 7a.          Quantitative and Qualitative Disclosures About Market Risk

     The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on loans in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sales of Loans in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. For example, if credit losses increased or decreased by 1.00%, the gain on sale of a $300.0 million securitization would result in a reduction or an increase of the Gain
(Loss) on Sales of Loans by $3.0 million pre-tax. The same 1.00% increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $19.3 million as of June 30, 1998. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes 1 and 4 of the Consolidated Financial Statements."

     The Company's sources of funds generally have variable rates of interest and its loan portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on loans until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of loan acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of loans, respectively. Recognition of unrealized gains or losses is deferred until the sale of loans during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of gain on sales of loans. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes 2 and 6 of the Consolidated Financial Statements."

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                          Independent Auditors' Report




The Board of Directors
Union Acceptance Corporation:


We have audited the accompanying consolidated balance sheets of Union Acceptance Corporation and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Union Acceptance Corporation and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997.

As discussed in note 13 to the consolidated  financial  statements,  the Company has restated its June 30, 1997 consolidated financial statements to include an other than temporary impairment adjustment of the retained interest in securitized assets.



/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP

August 27, 1998
Indianapolis, Indiana

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1998 and 1997

(in thousands, except share data)

---------------------------------------------------------------------------------------------------------------------------
                                                     Assets                                       1998            1997
---------------------------------------------------------------------------------------------------------------------------

Cash                                                                                         $      75,612       $  58,801
Restricted cash                                                                                     17,823          16,657
Loans, net                                                                                         118,259         121,156
Accrued interest receivable                                                                          1,045           1,232
Property, equipment, and leasehold improvements, net                                                 7,921           2,150
Retained interest in securitized assets                                                            171,593         170,791
Other assets                                                                                        19,280          20,481
---------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                 $     411,533       $ 391,268
---------------------------------------------------------------------------------------------------------------------------


                                      Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Amounts due under warehouse facilities                                                    $       73,123      $  44,455
   Long-term debt                                                                                  221,000         221,000
   Accrued interest payable                                                                          6,280           5,793
   Amounts due to trusts                                                                            15,510          16,067
   Dealer premiums payable                                                                           1,374           1,372
   Deferred income tax payable                                                                       9,573          13,859
   Other payables and accrued expenses                                                               2,200           1,874
-------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            $      329,060      $  304,420
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, without par value, authorized 10,000,000 shares;
           none issued and outstanding                                                                  --              --
   Class A common stock, without par value, authorized 30,000,000 shares;
           4,376,446 and 4,016,788 shares issued and outstanding at June 30, 1998
           and June 30, 1997, respectively                                                          58,360          58,270
   Class B common stock, without par value, authorized 20,000,000 shares;
           8,855,036 and 9,200,000 shares issued and outstanding at June 30, 1998
           and June 30, 1997, respectively                                                              --              --
   Net unrealized gain on retained interest in securitized assets                                    7,609           2,252
   Retained earnings                                                                                16,504          26,326
---------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                          82,473          86,848
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                   $     411,533       $ 391,268
===========================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

Years ended June 30, 1998, 1997, and 1996

(in thousands, except share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                               1998              1997              1996
--------------------------------------------------------------------------------------------------------------------------

Interest on loans                                                          $    27,871        $  33,914          $ 28,712
Interest on spread accounts and restricted cash                                  5,856            6,385             5,448
--------------------------------------------------------------------------------------------------------------------------

Total interest income                                                           33,727           40,299            34,160

Interest expense                                                                26,107           25,688            22,275
--------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                              7,620           14,611            11,885

Provision for estimated credit losses                                            8,050            4,188             2,875
--------------------------------------------------------------------------------------------------------------------------

Net interest margin (deficit) after provision                                     (430)          10,423             9,010

Gain (loss) on sales of loans, net                                             (11,926)             963            30,357
Servicing fees, net                                                             26,137           25,344            16,926
Other revenues                                                                            4,087            3,820             3,096
--------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                  17,868           40,550            59,389
--------------------------------------------------------------------------------------------------------------------------

Salaries and benefits                                                           19,427           15,673            11,985
Other revenues                                                                          16,119           14,829            11,856
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        35,546           30,502            23,841
--------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before provision (benefit) for income taxes                   (17,678)           10,048            35,548
Provision (benefit) for income taxes                                           (7,856)            4,166            14,406
--------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                                            (9,822)            5,882            21,142
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings before taxes:
   Net unrealized gain on retained interests in securitized assets               8,527            3,785                 -
   Income taxes related to items of other comprehensive earnings                (3,170)          (1,533)                -
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings, net of taxes                                       5,357            2,252                 -
--------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings (loss)                                              $    (4,465)        $  8,134         $  21,142
==========================================================================================================================

Net earnings (loss) per common share (basic and diluted)                   $     (0.74)        $   0.45         $    1.60
==========================================================================================================================

Weighted average number of common shares outstanding                        13,226,651       13,215,112        13,209,378
==========================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the years ended June 30, 1998, 1997, and 1996

(in thousands, except share data)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Net
                                                Number of                                unrealized
                                              common stock                                gain on
                                            shares outstanding                            retained                      Total
                                   ---------------------------------------    Common     interest in    Retained    shareholders'
                                    Class A              Class B               stock     securitized    earnings       equity
                                                                                           assets
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                     1                      1   $         2              -             -               2

   Issuance of common
      stock through initial
      public offering                4,000,000              9,200,000        58,000              -             -          58,000

   Regulatory equity
      distributions related
      to spin-off                          (1)                    (1)           (2)              -         (698)           (700)

   Grants of common stock               11,358                      -           180              -             -             180

   Net earnings                              -                      -             -              -        21,142          21,142
---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996             4,011,358              9,200,000        58,180              -        20,444          78,624

   Grants of common stock                5,430                      -            90              -             -              90

   Net earnings                              -                      -             -              -         5,882           5,882

   Net change in unrealized
      gain on retained interest
      in securitized assets                  -                      -             -          2,252             -           2,252
---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997             4,016,788              9,200,000        58,270          2,252        26,326          86,848

   Grants of common stock               14,694                      -            90              -             -              90

   Conversion of Class B
      common stock into
      Class A common stock             344,964              (344,964)             -              -             -               -

   Net loss                                  -                      -             -              -       (9,822)         (9,822)


   Net change in unrealized
      gain on retained interest
      in securitized assets                  -                      -             -          5,357             -           5,357
---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998             4,376,446              8,855,036   $    58,360          7,609        16,504          82,473
=================================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 1998, 1997, and 1996

(in thousands)

-------------------------------------------------------------------------------------------------------
                                                                     1998          1997          1996
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net earnings (loss)                                           $   (9,822)        5,882        21,142
   Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
        Loan originations in excess of liquidations                (953,252)   (1,087,065)     (982,800)
        Dealer premiums paid in excess of dealer premium
          rebates received on loans held for sale                   (40,526)      (53,461)      (50,059)
        Securitization of loans held for sale                       948,114     1,214,298       924,598
        Gain on sales of loans                                      (19,253)      (46,713)      (37,900)
        Proceeds on sale of interest only strip                      13,869        31,773        26,686
        Return of excess and servicing asset cash flows,
          net of present value effect                                23,347        24,738        37,871
        Impairment of retained interest in securitized assets        23,636        34,828            --
        Provision for estimated credit losses                         8,050         4,188         2,875
        Amortization and depreciation                                 4,689         3,979         4,395
        Spread accounts                                               3,631        (8,154)       (6,176)
        Restricted cash                                              (1,166)       (1,868)       (5,934)
        Other assets and accrued interest receivable                 (2,425)      (10,296)       (6,788)
        Amounts due to trusts                                          (557)        8,136         2,030
        Other payables and accrued expenses                          (3,383)        5,697        14,281
------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                     (5,048)      125,962       (55,779)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property, equipment, and leasehold improvements       (6,809)         (967)       (1,347)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in warehouse credit facilities                         28,668      (143,301)      187,756
   Proceeds from issuance of senior notes                                --        65,000       110,000
   Proceeds from issuance of senior subordinated notes                   --            --        46,000
   Payment of borrowing fees                                             --        (1,352)       (3,231)
   Net proceeds from issuance of common stock                            --            --        58,000
   Net change in due to Union Federal, including
     regulatory equity distribution                                      --            --      (337,423)
------------------------------------------------------------------------------------------------------
Net cash provided (used) from financing activities                   28,668       (79,653)       61,102
------------------------------------------------------------------------------------------------------

Change in cash                                                       16,811        45,342         3,976

Cash, beginning of year                                              58,801        13,459         9,483
------------------------------------------------------------------------------------------------------

Cash, end of year                                                $   75,612        58,801        13,459
=======================================================================================================

Supplemental disclosures of cash flow information:

   Income taxes paid                                             $       22         4,288        10,680
=======================================================================================================
   Interest paid                                                 $   26,472        26,475        15,648
=======================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1998, 1997, and 1996

--------------------------------------------------------------------------------

(1)     Summary of Significant Accounting Policies

        (a)   Description of Business

       Union Acceptance Corporation ("UAC") is an Indiana corporation formed in December 1993. UAC and its subsidiaries (collectively, the Company) engage primarily in the business of acquiring, securitizing, and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The Company currently acquires loans from a network of over 3,600 manufacturer-franchised automobile dealerships in 32 states. No individual dealer or group of affiliated dealers accounted for more than 1.9% of the Company's loan acquisitions during the year ended June 30, 1998.

        The Company's lending program focuses on acquiring two levels of loan quality. Primarily, the Company acquires loans from borrowers who exhibit a favorable credit profile ("Tier I" lending) purchasing late model used and, to a lesser extent, new automobiles. The Company also acquires loans from borrowers with adequate credit quality who would not qualify for the Company's Tier I lending quality criteria ("Tier II" lending). Tier II loan acquisitions accounted for 2.5% of total loan acquisitions during fiscal 1998 and 3.3% of loan servicing portfolio at June 30, 1998.

        (b)   Basis of Financial Statement Presentation

        The consolidated financial statements included the accounts of UAC and its wholly-owned subsidiaries, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation, Performance Securitization Corporation, UAC Boat Funding Corp., UAC Finance Corporation, Circle City Car Company, and Union Acceptance Receivables Corporation.

        All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with those in the general practice of the consumer finance industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of retained interest in securitized assets, gain (loss) on sales of loans, net, and the allowance for credit losses.

        Priorto the UAC's initial public offering in August 1995, the Company was a wholly-owned subsidiary of Union Federal Savings Bank of Indianapolis Union Federal. The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company were transferred to Union Federal through the Due to Union Federal account prior to the spin-off.

        (c)   Cash

        The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

        (d)   Restricted Cash

        Restricted cash primarily consists of funds held in reserve accounts in compliance with the terms of the Warehouse Facility Agreements.


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        (e)   Loans, Net

        All loans in the Company's Tier I and Tier II portfolios are held for sale and include automobile, light-truck, van, and other loans including dealer premiums (on Tier I loans). Such loans are packaged and sold through asset-backed securitization transactions and are carried at their principal amount outstanding (amortized cost) which approximates the lower of cost or market, net of unearned discount. Interest on these loans is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization. The allowance is shown as a reduction to loans. The Company accrues interest on loans until the earlier of an account being charged-off or becoming 120 days delinquent.

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

        On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS 125). The adoption of SFAS 125 had the effect of reducing fiscal 1997 net earnings by $1,311,000 or $0.10 per share and increasing retained earnings by $941,000.

        (f)   Accrued Interest Receivable

         Accrued  interest   receivable   represents  interest  earned  but  not
         collected on loans held for sale.

        (g)   Property, Equipment, and Leasehold Improvements, Net

        Property, equipment, and leasehold improvements are recorded at cost. Depreciation is determined on accelerated methods over the estimated useful lives of the respective assets.

        (h) Retained Interest in Securitized Assets and Gain (Loss) on Sales of Loans

        The Company acquires loans with the primary intention of reselling them as asset-backed securities through securitizations. In the securitization transactions, the Company sells a portfolio of loans to a wholly owned subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's loans. The SPS transfers the same loans to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities (the "Certificates"). The Certificates are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in the form of a specific cash account ("Spread Account") held by the Trust. The Spread Account is required by the servicing agreement (the Company's servicing agreements are collectively referred to as the "Pooling and Servicing Agreements") to be maintained at specified levels.


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        At the closing of each securitization, the Company allocates its basis in the loans between the portion of the loans sold through the certificates and the portion of the loans retained from the securitizations ("Residuals" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the loans sold and the estimated fair value of the Residuals and Servicing Assets. Residuals consist of (a) the fair value of cash held in the Spread Account and (b) the excess servicing receivables ("ESRs"). ESRs represent the discounted cash flows to be received by the Trust in the future and dealer premium rebates less a discounted allowance for estimated credit losses. Servicing Assets represent the present value benefit derived from retaining the right to service loans securitized in excess of adequate servicer compensation. The excess of the cash received over the basis allocated to the loans sold, less transaction costs, and hedging gains and losses, equals the net gain on sale of loans recorded by the Company.

        The Company recognizes unrealized gains or losses attributable to the change in the fair value of the Residuals, which are recorded as "available-for-sale" securities, net of related income taxes as a separate component of shareholders' equity until realized. The Company is not aware of an active market for the purchase or sale of residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company has utilized discount rates ranging from 9.00% to 11.50% on the estimated cash flows released from the Spread Account to value the Residuals.

        The Annual Percentage Rate ("APR") on the loans is relatively high in comparison to the pass through rate on the certificates, accordingly, the Residuals described above are a significant asset of the Company. In determining the fair value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable loans and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 20.0% to 26.5%. The Company estimates defaults and default loss severity using available historical loss data for comparable loans and the specific characteristics of the loans purchased by the Company. The Company used default losses of 3.0% to 6.3% for Tier I loans and 12.0% to 15.0% for Tier II loans as a percentage of the original principal balance over the life of the loans.

        The Company receives periodic base servicing fees for the servicing and collection of the loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the loans in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the loans are allocated first to the base servicing fees, then to the Certificateholders for interest at the pass-through rate on the certificates plus principal as defined in the Pooling and Servicing Agreements, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Once the required Spread Account level is achieved, the excess is released to the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the Pooling and Servicing Agreements. The specified credit enhancement levels are defined in the Pooling and Servicing Agreements as the Spread Account balance expressed generally as a percentage of the current collateral principal balance.



                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        An other than temporary impairment adjustment to the carrying value of the Residuals may be required if the present value of an individual Residual (the pool by pool method), discounted at a risk free rate, is less than its carrying value. Other than temporary impairment adjustments are recorded as a component of gain on sales of loans, net.

        (i)   Servicing Assets

        Servicing Assets are the Company's present value benefit derived from retaining the right to service loans securitized in excess of adequate servicer compensation. Servicing Assets are recognized as a component of gain on sales of loans, net. Accretion of related discount to present value is recognized as a component of interest income.

        Servicing Assets are carried at their amortized cost and is included in other assets. Impairment is measured using relative fair value of the individual Servicing Assets and recognized through a valuation allowance. Impairment adjustments are recorded as a component of gain on sales of loans, net.

        (j)   Common Stock

        In election of directors, the holders of Class B Common Stock are entitled to five votes per share and Class A Common Stock are entitled to one vote per share. On all matters other than the election of directors, holders of Class B and A have one vote per share and vote as a single class.

        The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 344,964 shares of Class B Common Stock were converted to shares of Class A Common Stock during fiscal 1998.

        (k)   Income Taxes

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

        (l)   Amounts Due to Trusts

        Amounts due to trusts represent monies collected but not paid to the trustee for principal and interest remittances as well as recovery payments in respect of securitized loans. All amounts collected by the Company are remitted to the trustee within two business days, and subsequently distributed by the trustee to the investors, servicer, and credit enhancers on a monthly basis.

        (m)   Servicing Fees, Net

        Servicing fees, net include the contractual fee, typically one percent of loans serviced, earned from each trust plus the accretion of discounted retained interest in securitized assets.


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        (n)   Hedging

        Loan production is hedged periodically to such time as the next securitization is estimated to occur. Securitizations of the Tier I portfolio occur approximately every three months. The primary hedging vehicle is a short sale of Treasury Notes having a maturity approximating the average maturity of the loan production during the relevant period. At such time as a securitization is committed, the hedge is covered by the purchase of a like volume of Treasury Notes. Gains or losses on the hedge are recognized concurrently with the gain or loss at securitization.

        (o)   Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion 15. Basic EPS for fiscal 1998, 1997, and 1996 have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share.

        The initial public offering was completed on August 7, 1995. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995.

        (p)   Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in equity. The Statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company elected to adopt SFAS 130 as of June 30, 1998, and the Statement had no impact on the financial condition or results of operations.

        (q)   Reclassification

         Certain amounts for the prior periods have been reclassified to conform to the current presentation.


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


(2)   Loans, Net

      Loans, net are as follows (in  thousands, except average loan balance) at:

--------------------------------------------------------------------------------
                                                                June 30,
                                                       -------------------------
                                                           1998          1997
--------------------------------------------------------------------------------

   Principal balance of Tier I loans held for sale,
      net of unearned discount                          $ 108,159        90,331
   Principal balance of Tier II loans held for sale,
      net of unearned discount                              7,624        19,829
   Other loans held for sale                                  171         6,227
   Loans in process                                          (154)        1,189
   Dealer premiums                                          4,375         4,360
   Allowance for credit losses                             (1,916)         (780)
--------------------------------------------------------------------------------
                                                        $ 118,259       121,156
--------------------------------------------------------------------------------

        Activity in the allowance for credit losses on loans held for sale (in thousands):

--------------------------------------------------------------------------------
                                                       Year ended June 30,
                                              ----------------------------------
                                                   1998       1997       1996
-------------------------------------------------------------------------------

  Balance at the beginning of the period      $      780      1,099        453
     Charge-offs                                 (10,635)    (7,361)    (4,556)
     Recoveries                                    3,721      2,854      2,327
     Provision for estimated credit losses         8,050      4,188      2,875
-------------------------------------------------------------------------------

  Balance at the end of the period             $   1,916        780      1,099
-------------------------------------------------------------------------------

                                                                        (cont'd)

        Loans serviced are as follows (in thousands) at:

--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------

        Loans held for sale:
           Tier I (net of unearned discount)     $    108,159     $   90,331
           Tier II (net of unearned discount)           7,624         19,829
           Other                                          171          6,227
--------------------------------------------------------------------------------

                                                      115,954        116,387
--------------------------------------------------------------------------------

        Securitized loan:
           Tier I                                   1,870,750      1,769,903
           Tier II                                     59,231         48,460
--------------------------------------------------------------------------------

                                                    1,929,981      1,818,363
--------------------------------------------------------------------------------

        Other loans serviced                            1,482          2,526
--------------------------------------------------------------------------------

                                                  $ 2,047,417     $1,937,276
================================================================================

        Certain characteristics of loans serviced are as follows at:


--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
        Weighted average interest rate (Tier I)         13.09%         13.18%
        Weighted average interest rate (Tier II)        19.03          19.62%
        Average loan balance (Tier I)                $ 10,755        $10,710
        Average loan balance (Tier II)               $ 10,637        $11,276
--------------------------------------------------------------------------------

        During fiscal 1998, loan acquisitions relating to borrowers who reside in Texas, California, and North Carolina totaled 12.5%, 11.6%, and 9.1%, respectively, of all loans acquired. At June 30, 1998, borrowers who reside in Texas, California, and North Carolina totaled 15.0%, 11.0%, and 10.5%, respectively, of the loan servicing portfolio. A significant adverse change in the economic climate in Texas, California, and North Carolina or other states could result in fewer loans held for sale and potentially less revenue.

         Notional amounts and unrealized losses related to outstanding hedges follow (in thousands) at:


--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
       Notional amounts outstanding                 $ 210,000       $204,000
       Unrealized losses on hedging transactions          394            909
--------------------------------------------------------------------------------


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



        Notional amounts of $210 million were expected to be closed in September 1998 for the amounts outstanding at June 30, 1998, and $180 million, $18 million and $6 million were closed in September 1997, December 1997, and March 1998, respectively, for amounts outstanding at June 30, 1997.

        Hedging realized losses were approximately $2,669,000, $6,293,000, and $2,733,000 during fiscal 1998, 1997, and 1996, respectively.


(3)     Property, Equipment, and Leasehold Improvements, Net

        Property, equipment, and leasehold improvements, net are as follows (in thousands) at:

--------------------------------------------------------------------------------
                                                                  June 30,
                                                         -----------------------
                                                             1998       1997
--------------------------------------------------------------------------------

        Property, equipment, and leasehold improvements   $ 11,410      4,724
        Accumulated depreciation                            (3,489)    (2,574)
--------------------------------------------------------------------------------

                                                         $   7,921      2,150
================================================================================


(4)     Retained Interest in Securitized Assets

        The carrying amount of retained interest in securitized assets is as follows (in thousands) at:


-----------------------------------------------------------------------------------------------
                                                                             June 30,
                                                                      --------------------------
                                                                         1998           1997
-----------------------------------------------------------------------------------------------
        Estimated fair value of excess servicing receivable,
           net of estimated prepayments                               $ 175,164        145,872
        Estimated dealer premium rebates                                 25,718         26,447
        Allowance for estimated credit losses on securitized loans      (90,203)       (79,923)
        Discount to present value                                       (33,117)        (9,941)
-----------------------------------------------------------------------------------------------
                                                                         77,562         82,455

        Spread accounts                                                  68,113         71,744
        Accrued interest on securitized loans                            13,606         12,807
        Unrealized gain                                                  12,312          3,785
-----------------------------------------------------------------------------------------------

                                                                      $ 171,593        170,791
===============================================================================================

        Outstanding balance of securitized loans serviced           $ 1,929,981      1,818,363
-----------------------------------------------------------------------------------------------

        Allowance for estimated credit losses as a
           percentage of securitized loans serviced                        4.67%          4.40%
-----------------------------------------------------------------------------------------------


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        Retained interest in securitized assets activity is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year ended June 30,
                                                                                        -----------------------------------
                                                                                           1998          1997        1996
---------------------------------------------------------------------------------------------------------------------------

        Balance at beginning of period                                                  $ 170,791      147,024     118,036

        Amounts capitalized (including estimated dealer rebates)                           49,071       68,922      56,436
        Return of excess cash flows, net of present value effect                          (22,457)     (24,619)    (37,871)
        Change in spread accounts                                                          (3,631)       8,154       6,176
        Change in accrued interest on securitized loans                                       799        2,353       4,247
        Impairment of retained interest in securitized assets                             (23,636)     (34,828)     -
        Change in method of estimating fair value of excess
           servicing receivable                                                            (7,871)      -           -
        Change in unrealized gain                                                           8,527        3,785      -
---------------------------------------------------------------------------------------------------------------------------

        Balance at end of period                                                        $ 171,593      170,791     147,024
===========================================================================================================================

        Because of current trends with respect to credit loss and delinquency, and their effects on the valuation of the retained interest in securitized assets, the Company recorded a pre-tax charge of $23,636,000 and $34,828,000 for the impairment of the retained interest in securitized assets during fiscal 1998 and 1997, respectively. During the fourth quarter of fiscal 1998, the Company changed the method of estimating the fair value of the retained interest in securitized assets from "cash in" to "cash out." This change in method, which is inseparable from the change in estimate, reduced the retained interest in securitized assets by $7,871,000 as of June 30, 1998, and had the effect of reducing fiscal 1997 net earnings by $4,864,000 or $0.37 per share. The change in estimate adjustment was recorded as a component of gain on sales of loans, net.

        The weighted average yield, net of fees, on spread accounts was 4.85% and 4.97% at June 30, 1998 and 1997, respectively.


(5)     Other Assets

        Other assets are as follows (in thousands) at:

-------------------------------------------------------------------------
                                                          June 30,
                                                  -----------------------
                                                      1998       1997
-------------------------------------------------------------------------

        Repossessed assets                        $   5,934      5,048
        Accrued servicing fees                        3,228      2,511
        Servicing assets                              2,743      1,374
        Deferred borrowing fees                       1,981      3,078
        Income tax receivable                         1,577      5,735
        Advance of delinquent interest                1,387      1,056
        Other                                         2,430      1,679
-------------------------------------------------------------------------

                                                   $ 19,280     20,481
=========================================================================

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6)     Amounts Due Under Warehouse Facilities

        At June 30, 1998 and 1997, the Company, through its wholly owned special-purpose subsidiaries, had borrowing arrangements with a financial institution which provided for two and three, respectively, revolving Warehouse Facilities (the Facilities) with an aggregate borrowing capacity of $400 million and $450 million, respectively. Borrowings under these facilities are collateralized by certain loans held for sale. There are separate Facilities for the funding of Tier I auto, Tier II auto, and until March 1998, marine loan acquisitions. Outstanding borrowings of the Facilities at June 30, 1998 and 1997, was $73,123,000 and $44,455,000, respectively. The weighted average cost of funds, net of income earned, of the Facilities for the years ended June 30, 1998 and 1997, was 6.92% and 5.94%, respectively.

        The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the Facilities, and the amortization of prepaid warehouse fees. The largest portion of the cost of funds related to the Facilities is the variable rate interest on the commercial paper issued by the financing conduit. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facilities. The Company recognized $6,622,000, $9,991,000, and $12,491,000 of interest expense during the years ended June 30, 1998, 1997, and 1996, respectively, related to amounts due under Warehouse Facilities.

        The Facilities agreements specify a term of one year and are renewable annually. Both the Tier I auto and Tier II auto Facilities have been renewed for an additional year, and expire in June and July 1999, respectively.


(7)     Long-term Debt

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

        In April 1996, the Company issued, in a private placement, $46 million 9.99% Senior Subordinated Notes due 2003. Interest on the Senior Subordinated Notes is payable quarterly on March 30, June 30, September 30 and December 30 of each year, and commenced on June 30, 1996. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

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

        The Company  recognized  $19,485,000,  $15,697,000,  and  $9,784,000  of interest expense during the years ended June 30, 1998, 1997, and 1996, respectively, related to long-term debt.

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        Scheduled contractual maturities of long-term debt at June 30, 1998 follows:

--------------------------------------------------------------------------
        1999                                              $   22,000,000
        2000                                                  22,000,000
        2001                                                  22,000,000
        2002                                                  43,666,667
        2003                                                 111,333,333
--------------------------------------------------------------------------

        Total                                              $ 221,000,000
==========================================================================

(8)     Other Revenue and Expenses

        Other revenue and expenses follow (in thousands):

--------------------------------------------------------------------------------
                                                     Year ended June 30,
                                           -------------------------------------
                                                1998        1997       1996
--------------------------------------------------------------------------------

        Other revenues:
           Late charges                     $   3,283       2,618      1,922
           Origination fees                       637       1,019      1,072
           Other                                  167         183        102
--------------------------------------------------------------------------------

                                            $   4,087       3,820      3,096
================================================================================

        Other expenses:
           Loan expenses                        2,691       2,948      2,202
           Outside services                     3,223       2,767      2,515
           Office, telephone and postage        2,522       2,626      2,207
           Occupancy                            1,769       1,433        891
           Equipment                            1,190       1,013        839
           Other                                4,724       4,042      3,202
--------------------------------------------------------------------------------

                                             $ 16,119      14,829     11,856
================================================================================


(9)     Income Taxes

        The composition of income tax expense (benefit) follows (in thousands):


--------------------------------------------------------------------------------
                                                Year ended June 30,
                                         ---------------------------------------
                                             1998       1997      1996
--------------------------------------------------------------------------------

        Current tax expense (benefit)     $ (9,863)    (1,644)    9,096
        Deferred tax expense                 2,007      5,810     5,310
--------------------------------------------------------------------------------

                                          $ (7,856)     4,166    14,406
================================================================================

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        The effective income tax rate differs from the statutory federal corporate tax rate as follows:

--------------------------------------------------------------------------------
                                                          Year ended June 30,
                                                     ---------------------------
                                                       1998       1997      1996
--------------------------------------------------------------------------------

        Statutory rate                                 35.0%      35.0      35.0
             State income taxes                         3.2        5.5       5.5
             Change in commercial domicile              4.9        -         -
             Other                                      1.3        1.0       -
--------------------------------------------------------------------------------

        Effective rate                                 44.4%      41.5      40.5
================================================================================

        The composition of deferred income taxes payable is as follows (in thousands):

------------------------------------------------------------------------------------------------
                                                                                   June 30,
                                                                        ------------------------
                                                                            1998          1997
------------------------------------------------------------------------------------------------

        Deferred tax assets:
           Net operating losses carryforward                             $ 11,304         1,841
           Allowance for estimated credit losses                              732           316
           Mark to market and allowance for credit losses                   5,713         2,073
------------------------------------------------------------------------------------------------

                                                                           17,749         4,230
------------------------------------------------------------------------------------------------

        Deferred tax liabilities:
           Retained interest in securitized assets                         22,619        16,556
           Unrealized gain on retained interest in securitized assets       4,703         1,533
------------------------------------------------------------------------------------------------

                                                                           27,322        18,089
------------------------------------------------------------------------------------------------

        Deferred income taxes payable                                   $   9,573        13,859
===============================================================================================



       The Company believes the deferred tax assets will more likely than not be realized due to the reversal of deferred tax liabilities and expected future taxable income. Accordingly, no deferred tax asset valuation allowance has been established.


(10)    Estimated Fair Value of Financial Instruments

        Loans held for sale--Cost approximates fair value as loans are sold shortly after origination.

        Accrued interest receivable--Cost approximates fair value.

        Retained interest in securitized assets--Amount carried at fair value.

        Spread accounts--Cost approximates fair value as the interest rate earned is at a variable rate.

        Repossessed assets--Cost approximates fair market value.


                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        All liabilities, except long-term debt--Cost approximates fair value.

        Long-term debt--Carrying amount of $221,000,000 at June 30, 1998 and 1997, has been calculated to have a fair value of approximately $195,000,000 and $221,000,000, respectively, by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.


(11)    Commitments and Contingencies

        Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 1998 are as follows:

--------------------------------------------------------------------------------

        1999                                               $ 1,341,000
        2000                                                 1,161,000
        2001                                                   954,000
        2002                                                   911,000
        2003                                                   759,000
        Thereafter                                             -
--------------------------------------------------------------------------------

        Total                                              $ 5,126,000
================================================================================


        These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $1,900,000, $1,572,000, and $1,015,000 for the years ended June 30, 1998, 1997 and 1996, respectively. A majority of the rental expense relates to the lease of the Company's principal offices with a company owned by the majority shareholders of UAC.

        The Company is party to litigation in the ordinary course of business, often involving claims by consumers under the consumer protection laws described above. Other claims brought are primarily allegations of wrongdoing by the motor vehicle dealer which originated the contract or sold the vehicle financed by the Company. The Company is named as a co-defendant in such actions because of its status as holder of the contract. Such litigation is common for industry participants.

        The Company is currently a defendant in an action commenced October 23, 1997, in the Common Pleas Court of Cuyahoga County, Ohio, Civil Division, by plaintiff Barohda Rucker. Suit was initially filed against the Company and Jackshaw Chevrolet, Inc. ("Jackshaw"), alleging that Jackshaw committed unfair, deceptive and unconscionable acts in connection with the sale of a vehicle, and further alleging that the Company committed disclosure and other violations of the Ohio Retail Installment Sales Act. Plaintiff seeks rescission of the contract, injunctive relief and damages. Although the suit was considered routine when initiated, the plaintiff has now sought to amend the complaint, asserting class action claims and seeking monetary damages. The class claims relate to the claims set forth in the original complaint and new claims under or related to the Ohio Mortgage Loan Act. The court has not, at this time, granted the motion to amend.

        The Company is also a defendant in an action brought in the District Court for Boulder County, Colorado, on April 10, 1998, by plaintiff Cristy Waggoner. The suit alleges usury, contending that the retail installment contracts purchased by the Company were, in fact, direct loans by the Company subject to a lower usury limitation. The complaint seeks certification of a class of Colorado residents similarly injured but no class has been certified at this time.

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        The Company is a defendant in an adversary action brought in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division on August 23, 1998, by plaintiff, Keith D. Ferrell. The plaintiff alleges the Company overstated the value of its collateral in connection with his Chapter 13 bankruptcy proceedings. The plaintiff has also asserted claims on behalf of a class consisting of similarly situated debtors involved in Chapter 13 proceedings. The plaintiff seeks injunctive relief, actual and punitive damages and attorney fees.

        Management of the Company, based on advice of outside legal counsel, does not expect any pending proceeding to have a material adverse effect on the Company, and such proceedings are being vigorously defended.

(12)    Stock-Based Compensation

        The Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for these plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):


--------------------------------------------------------------------------------------------------
                                                                               June 30,
                                                                   --------------------------------
                                                                      1998       1997      1996
--------------------------------------------------------------------------------------------------
        Net earnings (loss):
           As reported                                             $ (9,822)     5,882     21,142
           Pro forma                                                (10,951)     4,543     19,449
        Net earnings (loss) per common share (basic and diluted):
           As reported                                                (0.74)      0.45       1.60
           Pro forma                                                  (0.83)      0.34       1.47
==================================================================================================


        The Union Acceptance Corporation 1994 Incentive Stock Plan (Incentive Stock Plan) is the Company's long-term incentive plan for directors, executive officers and other key employees. The Incentive Stock Plan authorizes the Company's Compensation Committee to award executive officers and other key employees incentive and non-qualified stock options and restricted shares of Class A Common Stock. A total of 500,000 shares of Class A Common Stock have been reserved for issuance under the Incentive Stock Plan, of which options for 271,875 shares of Class A Common Stock were granted at an issue price of $16 per share to senior officers upon consummation of the Company's initial public offering of the Class A Common Stock.

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

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996; dividend yield of 0.0% for all three years; expected volatility of 100% for all three years; weighted average risk-free interest rates of 5.45%, 6.50%, and 6.41%, respectively; and expected lives of ten years for all three years.

        A summary of the status of the Company's stock option plans as of June 30, 1998 and 1997 changes during the years ended on those dates is presented below:


-----------------------------------------------------------------------------------------------------------------------------------
                                                        1998                      1997                       1996
                                               ----------------------    -----------------------    -------------
                                                           Weighted                   Weighted                    Weighted
                                                            average                    average                     average
                                                           exercise                   exercise                    exercise
                                                Shares       price        Shares        price        Shares         price
-----------------------------------------------------------------------------------------------------------------------------------

        Options outstanding at
             beginning of year                 314,485     $ 16.02         276,915    $ 16.03          -         $   -
        Options granted                         74,000        9.69          39,750      16.00        280,600        16.04
        Options exercised                        -            -              -           -             -             -
        Options canceled                        19,810       14.63           2,180      17.48          3,685        16.31
-----------------------------------------------------------------------------------------------------------------------------------

        Options outstanding at
             end of year                       368,675     $ 14.86         314,485    $ 16.02        276,915      $ 16.03
-----------------------------------------------------------------------------------------------------------------------------------

        Weighted average fair value of
             options granted during the year         $ 8.86                      $14.71                   $ 14.79
-----------------------------------------------------------------------------------------------------------------------------------

        The  following  table   summarizes   information   about  stock  options
        outstanding at June 30, 1998:


--------------------------------------------------------------------------------------------------
                                 Options outstanding                     Options exercisable
                    ----------------------------------------------   -----------------------------
                    Weighted prices    Weighted
                       average        remaining        Average                         Average
                       number        contractual       exercise         Number         exercise
                     outstanding         life           price        exercisable        price
--------------------------------------------------------------------------------------------------

$  9.69                 67,500           9.10          $  9.69            3,500       $   9.69
  16.00                298,375           7.27            16.00          109,288          16.00
  17.88                  2,800           7.53            17.88            1,120          17.88
---------------------------------------------------------------------------------------------------
                       368,675           7.67          $ 14.86          113,908        $ 15.90
---------------------------------------------------------------------------------------------------

        In addition to the options outstanding at June 30, 1998, there were 99,843 shares of Class A Common Stock were available for future grants or awards.

        The Incentive Stock Plan also provides that each director of the Company who is not an executive officer is automatically granted shares of Class A Common Stock with a fair market value of $15,000 following each annual meeting of shareholders. Shares so granted have a six-month period of restriction during which they may not be transferred. Shares granted under this section of the Incentive Stock Plan totaled 14,694, 5,430, and 11,358 in fiscal 1998, 1997, and 1996, respectively, and compensation cost charged against income was $90,000 in 1998 and 1997, and $180,000 in 1996.

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(13)    Restatement of Consolidated Financial Statements

     The Company determined in August 1998 that it should have been measuring other than temporary impairment of Retained Interest in Securitized Assets, previously captioned Excess Servicing, on a disaggregate basis (the pool-by-pool method) as opposed to its historical method which measured impairment on an aggregate basis. The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated financial statements since the implementation of SFAS 125. This restatement had the effect of reducing fiscal 1997 earnings by $1,890,000 (net of income taxes of $1,288,000) or $0.14 per share. The restatement had no effect on shareholders equity at June 30, 1997. In connection with the restatement, the Company made other adjustments, which were not individually significant, that increased fiscal 1997 net earnings by $372,000 (net of income taxes of $259,000) or $0.03 per share and increased shareholders' equity at June 30, 1997 by $733.000.

(14)    Quarterly Financial Information (unaudited)

        Quarterly financial information is as follows (in thousands, except share data):


--------------------------------------------------------------------------------------------------
                              First          Second          Third           Fourth         Total
Year ended June 30, 1998
--------------------------------------------------------------------------------------------------
Interest on loans        $     6,627        $ 6,473         $ 7,133         $ 7,638        $27,871
Interest on spread
   accounts and
   restricted cash             1,572          1,461           1,443           1,380          5,856
Interest expense              (6,053)        (6,167)         (6,990)         (6,897)       (26,107)
Provision for
   estimated credit
   losses on loans
   held for sale              (1,505)        (1,770)         (1,900)         (2,875)        (8,050)
--------------------------------------------------------------------------------------------------
Net interest margin
   (deficit)
   after provision               641             (3)           (314)           (754)          (430)
Gain (loss) on sales of
   loans, net                (10,847)         2,020           3,113          (6,212)       (11,926)
Servicing fees, net            6,286          6,533           6,529           6,789         26,137
Other revenues                 1,020            985           1,065           1,017          4,087
--------------------------------------------------------------------------------------------------
Total revenues                (2,900)         9,535          10,393             840         17,868
--------------------------------------------------------------------------------------------------
Salaries and benefits          4,610          4,871           4,815           5,131         19,427
Other expenses                 4,013          4,165           4,007           3,934         16,119
--------------------------------------------------------------------------------------------------
Operating expenses             8,623          9,036           8,822           9,065         35,546
--------------------------------------------------------------------------------------------------
Provision (benefit) for
   income taxes               (4,656)          (711)            654          (3,143)        (7,856)
--------------------------------------------------------------------------------------------------
Net earnings (loss)      $    (6,867)       $ 1,210        $    917        $ (5,082)       $(9,822)
==================================================================================================
Net earnings (loss)
   per common
   share (basic and
   diluted)                    (0.52)          0.09            0.07           (0.38)         (0.74)
==================================================================================================
Weighted average common
   shares outstanding    $13,216,788     13,227,010      13,231,482       13,231,482    13,226,651
==================================================================================================


                                                                        (cont'd)

Item 9.           Changes in and Disagreements with Accountants on
                  ------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

Not Applicable
PART III

Item 10.          Directors and Executive Officers of the Registrant
                  --------------------------------------------------

         The information required by this item with respect to directors is incorporated by reference to the information contained under the caption
"Election of Directors" in the Company's 1998 Proxy Statement for its 1998 Annual Shareholder Meeting (the "1998 Proxy Statement").

Item 11.          Executive Compensation
                  ----------------------

         Only the information required by this item to be included with this report is incorporated by reference to the information contained under the caption "Compensation" in the 1998 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         The information required by this item is incorporated by reference to the information contained under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the 1998 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

         The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Related Persons" in the 1998 Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

(a)         List the following documents filed as part of the report:

            Financial Statements -- Included Under Item 8:

            Report of KPMG Peat Marwick LLP, Independent Auditors

            Consolidated Balance Sheets as of June 30, 1998 and 1997

            Consolidated Statements of Earnings for the Years Ended June 30, 1998, 1997, 1996

            Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, 1996

            Consolidated Statement of Shareholders' Equity for the Years Ended June 30, 1998 and 1997

(b)         Reports on Form 8-K

            Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998

(c) The exhibits filed herewith or incorporated by reference herein are set forth following the signature page which appears on page 62.

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

4.3         Transfer   and    Administration    Agreement   among      S-1, 4.3
            Enterprise  Funding  Corporation,   Union  Acceptance
            Funding Corporation and Union Acceptance Corporation, dated as of June 27, 1995 ("UAFC Transfer and
            Administration Agreement").

4.3(a)      Amendment  No. 1  to UAFC Transfer and  Administration      10Q 9/95
            Agreement dated September 8, 1995                             4.3(a)

4.3(b)      Amendment  No. 2  to UAFC Transfer and  Administration      10Q 9/95
            Agreement dated September 29, 1995                            4.3(b)

4.3(c)      Letter    Agreement    regarding  UAFC  Transfer   and      10K 1996
            Administration Agreement dated November 13, 1995              4.3(c)

4.3(d)      Amendment  No. 3  to  UAFC Transfer and  Administration     10K 1996
            Agreement dated March 1, 1996                                 4.3(d)

4.3(e)      Letter  Agreement UAFC regarding  UAFC  Transfer  and       10K 1996
            Administration Agreement dated May 30, 1996                   4.3(e)

4.3(f)      Amendment No. 4  to UAFC Transfer and  Administration       10K 1996
            Agreement dated September 5, 1996                             4.3(f)

4.3(g)      Amendment No. 5 to UAFC Transfer  and  Administration       10K 1997
            Agreement dated October 31, 1996                              4.3(g)

4.3(i)      Amendment No. 6  to UAFC Transfer and  Administration      10Q 12/96
            Agreement dated December 23, 1996                                4.1

4.3(h)      Amendment No. 7  to UAFC Transfer and  Administration       10K 1997
            Agreement dated March 31, 1997                                4.3(h)

4.3(j)      Letter  Agreement  No. 3 with respect to UAFC Transfer      10K 1997
            and Administration Agreement, dated April 28, 1997            4.3(j)

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

                                     UNION ACCEPTANCE CORPORATION

September 28, 1998                   By:  /S/   John M. Stainbrook
                                          John M. Stainbrook
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                   Title                              Date

(1)      Principal Executive Officer:                                           )
                                                                                )
         /s/  John M. Stainbrook                     President and Chief        )
         --------------------------------------      Executive Officer          )
         John M. Stainbrook
                                                                                )
(2)      Principal Financial/Accounting Officer:                                )
                                                                                )
                                                     Treasurer and              )
         /s/ Rick A. Brown                           Chief Financial            )
         --------------------------------------      Officer                    )
         Rick A. Brown                                                          )
                                                                                )
(3)      A Majority of the Board of Directors:                                  )
                                                                                )
         /s/ Howard L. Chapman                       Director                   )
         --------------------------------------                                 )
         Howard L. Chapman                                                      )
                                                                                )
         /s/ John M. Davis                           Director                   )        September 28, 1998
         --------------------------------------                                 )
         John M. Davis                                                          )
                                                                                )
         /s/ Fred M. Fehsenfeld                      Director                   )
         --------------------------------------                                 )
         Fred M. Fehsenfeld                                                     )
                                                                                )
         /s/ Donald A. Sherman                       Director                   )
         --------------------------------------                                 )
         Donald A. Sherman                                                      )
                                                                                )
         /s/ John M. Stainbrook                      Director                   )
         --------------------------------------                                 )
         John M. Stainbrook                                                     )
                                                                                )
                                                     Director                   )
         --------------------------------------                                 )
         Jerry D. Von Deylen                                                    )
                                                                                )
                                                     Director                   )
         --------------------------------------                                 )
         Richard D. Waterfield                                                  )
                                                                                )
         /s/ Thomas M. West                          Director                   )
         --------------------------------------                                 )
         Thomas M. West                                                         )
                                                                                )