Form 10-K/A
period 1998-06-30
UNION ACCEPTANCE CORP
filed 1998-09-30
CIK 927790

================================================================================
                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated into Part III.

Item 6, 7A and 8 of the Registrant's annual report, on Form 10-K for the year ended June 30, 1998 as filed September 28, 1998, are included with this amendment to make several technical corrections. Additionally, Exhibit 23, the consent of KPMG Peat Marwick LLP, which was inadvertently omitted, is filed herewith.

Item 6.  Selected Consolidated Financial Data
---------------------------------------------

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

                                                                                         Year Ended June 30,
                                                            ---------------------------------------------------------------------
                                                               1998             1997          1996         1995          1994
                                                               ----             ----          ----         ----          ----
                                                                                      (Dollars in thousands)
Income Statement Data:
Interest income                                              $ 33,727       $   40,299     $   34,160     $ 18,638      $ 14,260
Interest expense(1)                                            26,107           25,688         22,275       12,961         7,769
                                                            ---------------------------------------------------------------------
  Net interest margin                                           7,620           14,611         11,885        5,677         6,491
Provision for estimated
credit losses                                                   8,050            4,188          2,875        1,074           484
                                                            ---------------------------------------------------------------------
  Net interest margin (deficit) after provision                  (430)          10,423          9,010        4,603         6,007

Gain (loss) on sales of  loans, net                           (11,926)             963         30,357        8,684         4,643
Servicing fees, net                                            26,137           25,344         16,926       14,628        11,570
Other                                                           4,087            3,820          3,096        2,783         2,735
                                                            ---------------------------------------------------------------------
     Total revenues                                            17,868           40,550         59,389       30,698        24,955

Operating expenses                                             35,546           30,502         23,841       14,913         8,995
                                                            ---------------------------------------------------------------------
  Earnings (loss) before provision for income taxes           (17,678)          10,048         35,548       15,785        15,960
  Provision (benefit) for income taxes                         (7,856)           4,166         14,406        6,396         6,384
                                                            ---------------------------------------------------------------------
     Net earnings (loss)                                    $  (9,822)      $    5,882     $   21,142     $  9,389        $9,576
                                                            =====================================================================

Operating Data:
Tier I auto receivables acquired                            $944,725        $1,076,064     $  994,834     $766,972      $614,627
Tier II auto receivables acquired                             24,027            39,610         36,030       21,511             -
Marine receivables acquired                                    2,515             6,590             50            -             -
                                                            ---------------------------------------------------------------------
     Total receivables acquired (dollars)                    $971,267       $1,122,264     $1,030,914     $788,483      $614,627
                                                            =====================================================================

Tier I auto receivables acquired                               64,152           75,844         71,070       58,409        49,307
Tier II auto receivables acquired                               1,746            3,050          2,870        1,770             -
Marine receivables acquired                                       200              496              6            -             -
                                                            ---------------------------------------------------------------------
     Total receivables acquired (number of loans)              66,098           79,390         73,946       60,179        49,307
                                                            =====================================================================

Tier I auto loans securitized                                $919,455       $1,183,190      $ 890,110     $658,703      $617,103
Tier II auto loans securitized
                                                               28,659           31,108         34,488            -             -
                                                            ---------------------------------------------------------------------
     Total auto loans securitized                            $948,114       $1,214,298      $ 924,598     $658,703      $617,103
                                                            =====================================================================
Ratio of operating expenses as a % of
  average servicing portfolio                                    1.78%            1.67%          1.73%        1.49%         1.21%
Servicing fees, net, as a % of operating
  expenses                                                      73.53%           83.09%         71.00%       98.09%       128.63%

Tier I credit losses as a % of avg. servicing portfolio          2.80%            2.40%          1.58%        1.36%         0.69%
Tier II credit losses as a % of avg. servicing portfolio         7.67%            5.18%          2.37%        2.97%           N/A
Marine credit losses as a % of avg. servicing portfolio          1.12%            0.25%            N/A          N/A           N/A
Tier I delinquencies of 30 days or more as a
     % of servicing portfolio                                    3.07%            2.96%          1.84%        1.40%         1.40%
Tier II delinquencies of 30 days or more as a
     % of servicing portfolio                                    8.29%            6.18%          3.35%        1.25%           N/A
Marine deliquencies of 30 days or more as a
     % of servicing portfolio                                     N/A             0.10%            N/A          N/A           N/A




---------------------------------------------------------



At June 30,                                               1998          1997            1996         1995           1994
-----------                                               ----          ----            ----         ----           ----
                                                                                (Dollars in thousands)
Balance Sheet Data(2):
Loans, net                                              $118,259      $121,156        $259,290     $201,022      $  96,101
Retained interest in securitized assets                  171,593       170,791         147,024      118,076         78,598
Total assets                                             411,533       391,268         451,195      349,283        181,516
Due to Union Federal                                           -             -               -      338,958        177,577
Amounts due under warehouse facilities                    73,123        44,455         187,756            -              -
Long-term debt                                           221,000       221,000         156,000            -              -
 Total shareholder equity(3)                              82,473        86,848          78,624            2              2

Other Data:
Tier I auto servicing portfolio                       $1,978,920    $1,860,272      $1,548,538   $1,159,349       $843,245
Tier II auto servicing portfolio                          66,855        68,289          47,062       19,858              -
Marine servicing portfolio                                     -         6,227              50            -              -
Other loans  serviced                                      1,642         2,488           3,420        5,203              -
                                                      ---------------------------------------------------------------------
     Total servicing portfolio                        $2,047,417    $1,937,276      $1,599,070   $1,184,410       $ 843,245
                                                      =====================================================================

Average Tier I auto servicing portfolio                1,922,977     1,759,666       1,343,770      982,875        744,149
Average Tier II auto servicing portfolio                  69,622        63,305          33,124        9,448              -
Average Marine servicing portfolio                         6,920         2,357              NM            -              -
Other loans average servicing portfolio                    1,941         2,799           4,222        6,643              -
                                                      ---------------------------------------------------------------------
     Total average servicing  portfolio               $2,001,460    $1,828,127      $1,381,116     $998,966       $744,149
                                                      =====================================================================

Number of Tier I auto loans serviced (at period end)     184,003       173,693         147,722      117,837         91,837
Number of Tier II auto loans serviced (at period end)      6,285         6,056           4,067        1,687              -
Number of Marine loans serviced (at period end)                -           472               6            -              -
Number of Other loans serviced (at period end)               256           402             537          836              -
                                                      ---------------------------------------------------------------------
     Total number of loans serviced (at period end)
                                                         190,544       180,623         152,332      120,360         91,837

Number of dealers
                                                           3,628         3,204           2,523        1,604            884
Number of employees (full-time equivalents)
                                                             529           387             313          215            142
--------------------------------------------------------------------------------------------------------------------------

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

Item 7a.       Quantitative and Qualitative Disclosures About Market Risk
--------       ----------------------------------------------------------

     The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on loans in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sales of Loans in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. For example, if credit losses increased or decreased by 1.00%, the gain on sale of a $300.0 million securitization would result in a reduction or an increase of the Gain
(Loss) on Sales of Loans by $3.0 million pre-tax. The same 1.00% increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $19.3 million as of June 30, 1998. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on loans. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes 1 and 4 of the Consolidated Financial Statements."

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


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



/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP

August 27, 1998
Indianapolis, Indiana

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1998 and 1997

(in thousands, except share data)

---------------------------------------------------------------------------------------------------------------------------
                                                     Assets                                       1998            1997
---------------------------------------------------------------------------------------------------------------------------

Cash                                                                                         $      75,612          58,801
Restricted cash                                                                                     17,823          16,657
Loans, net                                                                                         118,259         121,156
Accrued interest receivable                                                                          1,045           1,232
Property, equipment, and leasehold improvements, net                                                 7,921           2,150
Retained interest in securitized assets                                                            171,593         170,791
Other assets                                                                                        19,280          20,481
---------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                 $     411,533         391,268
---------------------------------------------------------------------------------------------------------------------------


                                      Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Amounts due under warehouse facilities                                                           73,123          44,455
   Long-term debt                                                                                  221,000         221,000
   Accrued interest payable                                                                          6,280           5,793
   Amounts due to trusts                                                                            15,510          16,067
   Dealer premiums payable                                                                           1,374           1,372
   Deferred income tax payable                                                                       9,573          13,859
   Other payables and accrued expenses                                                               2,200           1,874
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                  329,060         304,420
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, without par value, authorized 10,000,000 shares;
           none issued and outstanding                                                                  --              --
   Class A common stock, without par value, authorized 30,000,000 shares;
           4,376,446 and 4,016,788 shares issued and outstanding at June 30, 1998
           and June 30, 1997, respectively                                                          58,360          58,270
   Class B common stock, without par value, authorized 20,000,000 shares;
           8,855,036 and 9,200,000 shares issued and outstanding at June 30, 1998
           and June 30, 1997, respectively                                                              --              --
   Net unrealized gain on retained interest in securitized assets                                    7,609           2,252
   Retained earnings                                                                                16,504          26,326
---------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                          82,473          86,848
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                   $     411,533         391,268
===========================================================================================================================


See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

Years ended June 30, 1998, 1997, and 1996

(in thousands, except share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                               1998              1997              1996
--------------------------------------------------------------------------------------------------------------------------

Interest on loans                                                          $    27,871           33,914            28,712
Interest on spread accounts and restricted cash                                  5,856            6,385             5,448
--------------------------------------------------------------------------------------------------------------------------

Total interest income                                                           33,727           40,299            34,160

Interest expense                                                                26,107           25,688            22,275
--------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                              7,620           14,611            11,885

Provision for estimated credit losses                                            8,050            4,188             2,875
--------------------------------------------------------------------------------------------------------------------------

Net interest margin (deficit) after provision                                     (430)          10,423             9,010

Gain (loss) on sales of loans, net                                             (11,926)             963            30,357
Servicing fees, net                                                             26,137           25,344            16,926
Other revenues                                                                   4,087            3,820             3,096
--------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                  17,868           40,550            59,389
--------------------------------------------------------------------------------------------------------------------------

Salaries and benefits                                                           19,427           15,673            11,985
Other expenses                                                                  16,119           14,829            11,856
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        35,546           30,502            23,841
--------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before provision (benefit) for income taxes                   (17,678)           10,048            35,548
Provision (benefit) for income taxes                                           (7,856)            4,166            14,406
--------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                                            (9,822)            5,882            21,142
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings before taxes:
   Net unrealized gain on retained interests in securitized assets               8,527            3,785                 -
   Income taxes related to items of other comprehensive earnings                (3,170)          (1,533)                -
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings, net of taxes                                       5,357            2,252                 -
--------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings (loss)                                              $    (4,465)           8,134            21,142
==========================================================================================================================

Net earnings (loss) per common share (basic and diluted)                   $     (0.74)            0.45              1.60
==========================================================================================================================

Weighted average number of common shares outstanding                        13,226,651       13,215,112        13,209,378
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

        (h) Retained Interest in Securitized  Assets and Gain on Sales of Loans.

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
-------------------------------------------------------------------------------

                                                                        (cont'd)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

        Loans serviced are as follows (in thousands) at:

--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
        Loans held for sale:
           Tier I (net of unearned discount)     $    108,159         90,331
           Tier II (net of unearned discount)           7,624         19,829
           Other                                          171          6,227
--------------------------------------------------------------------------------

                                                      115,954        116,387
--------------------------------------------------------------------------------

        Securitized loan:
           Tier I                                   1,870,750      1,769,903
           Tier II                                     59,231         48,460
--------------------------------------------------------------------------------

                                                    1,929,981      1,818,363
--------------------------------------------------------------------------------

        Other loans serviced                            1,482          2,526
--------------------------------------------------------------------------------

                                                  $ 2,047,417      1,937,276
================================================================================

        Certain characteristics of loans serviced are as follows at:

--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
        Weighted average interest rate (Tier I)         13.09%         13.18%
        Weighted average interest rate (Tier II)        19.03          19.62
        Average loan balance (Tier I)                  10,755         10,710
        Average loan balance (Tier II)               $ 10,637         11,276
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

         Notional amounts and unrealized losses related to outstanding hedges follow (in thousands) at:

--------------------------------------------------------------------------------
                                                           June 30,
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
       Notional amounts outstanding                 $ 210,000        204,000
       Unrealized losses on hedging transactions          394            909
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
================================================================================


(4)     Retained Interest in Securitized Assets

        The carrying amount of retained interest in securitized assets is as follows (in thousands) at:


-----------------------------------------------------------------------------------------------
                                                                             June 30,
                                                                      --------------------------
                                                                         1998           1997
-----------------------------------------------------------------------------------------------
        Estimated fair value of excess servicing receivable,
           net of estimated prepayments                               $ 175,164        145,872
        Estimated dealer premium rebates                                 25,718         26,447
        Allowance for estimated credit losses on securitized loans      (90,203)       (79,923)
        Discount to present value                                       (33,117)        (9,941)
-----------------------------------------------------------------------------------------------
                                                                         77,562         82,455

        Spread accounts                                                  68,113         71,744
        Accrued interest on securitized loans                            13,606         12,807
        Unrealized gain                                                  12,312          3,785
-----------------------------------------------------------------------------------------------

                                                                      $ 171,593        170,791
-----------------------------------------------------------------------------------------------

        Outstanding balance of securitized loans serviced           $ 1,929,981      1,818,363
-----------------------------------------------------------------------------------------------

        Allowance for estimated credit losses as a
           percentage of securitized loans serviced                        4.67%          4.40%
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

        A summary of the status of the Company's stock option plans as of June 30, 1998 and 1997 changes during the years ended on those dates is presented below:


-----------------------------------------------------------------------------------------------------------------------------------
                                                        1998                      1997                       1996
                                               ----------------------    -----------------------    -------------------------------
                                                           Weighted                   Weighted                    Weighted
                                                            average                    average                     average
                                                           exercise                   exercise                    exercise
                                                Shares       price        Shares        price        Shares         price
-----------------------------------------------------------------------------------------------------------------------------------

        Options outstanding at
             beginning of year                 314,485     $ 16.02         276,915    $ 16.03          -         $   -
        Options granted                         74,000        9.69          39,750      16.00        280,600        16.04
        Options exercised                        -            -              -           -             -             -
        Options canceled                        19,810       14.63           2,180      17.48          3,685        16.31
-----------------------------------------------------------------------------------------------------------------------------------

        Options outstanding at
             end of year                       368,675     $ 14.86         314,485    $ 16.02        276,915      $ 16.03
-----------------------------------------------------------------------------------------------------------------------------------

        Weighted average fair value of
             options granted during the year         $ 8.86                      $14.71                   $ 14.79
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

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(13)    Restatement of Consolidated Financial Statements

        The Company determined in August 1998 that it should have been measuring other than temporary impairment of Retained Interest in Securitized Assets, previously captioned Excess Servicing, on a disaggregate basis (the pool-by-pool method). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated financial statements since the implementation of SFAS 125. This restatement had the effect of reducing fiscal 1997 earnings by $1,890,000 (net of income taxes of $1,288,000) or $0.14 per share. The restatement had no effect on shareholders' equity at June 30, 1997. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased fiscal 1997 net earnings by $372,000 (net of income taxes of $259,000) or $0.03 per share and increased shareholders' equity at June 30, 1997 by $733,000.

(14)    Quarterly Financial Information (unaudited)

        Quarterly financial information is as follows (in thousands, except share data):


--------------------------------------------------------------------------------------------------
                              First          Second          Third           Fourth         Total
Year ended June 30, 1998
--------------------------------------------------------------------------------------------------
Interest on loans        $     6,627        $ 6,473         $ 7,133         $ 7,638        $27,871
Interest on spread
   accounts and
   restricted cash             1,572          1,461           1,443           1,380          5,856
Interest expense              (6,053)        (6,167)         (6,990)         (6,897)       (26,107)
Provision for
   estimated credit
   losses on loans
   held for sale              (1,505)        (1,770)         (1,900)         (2,875)        (8,050)
--------------------------------------------------------------------------------------------------
Net interest margin
   (deficit)
   after provision               641             (3)           (314)           (754)          (430)
Gain (loss) on sales of
   loans, net                (10,847)         2,020           3,113          (6,212)       (11,926)
Servicing fees, net            6,286          6,533           6,529           6,789         26,137
Other revenues                 1,020            985           1,065           1,017          4,087
--------------------------------------------------------------------------------------------------
Total revenues                (2,900)         9,535          10,393             840         17,868
--------------------------------------------------------------------------------------------------
Salaries and benefits          4,610          4,871           4,815           5,131         19,427
Other expenses                 4,013          4,165           4,007           3,934         16,119
--------------------------------------------------------------------------------------------------
Operating expenses             8,623          9,036           8,822           9,065         35,546
--------------------------------------------------------------------------------------------------
Provision (benefit) for
   income taxes               (4,656)          (711)            654          (3,143)        (7,856)
--------------------------------------------------------------------------------------------------
Net earnings (loss)      $    (6,867)       $ 1,210        $    917        $ (5,082)       $(9,822)
==================================================================================================
Net earnings (loss)
   per common
   share (basic and
   diluted)              $     (0.52)          0.09            0.07           (0.38)         (0.74)
==================================================================================================
Weighted average common
   shares outstanding    $13,216,788     13,227,010      13,231,482       13,231,482    13,226,651
==================================================================================================


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNION ACCEPTANCE CORPORATION

September 29, 1998                   By:  /S/   Rick A. Brown
                                          -------------------------------------
                                          Rick A. Brown
                                          Vice President, Treasurer, and
                                          Chief Financial Officer

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

4.5(g)      Letter    Agreement  No. 4  to   Transfer  and              10K 1997
            Administration Agreement dated April 25, 1997                 4.5(g)

4.5(h)      Amendment  No.  5  to  Transfer  and   Administration       10K 1997
            Agreement dated June 6, 1997                                  4.5(h)

4.5(i)      Letter   Agreement   with  regard  to  Transfer   and       10K 1997
            Administration Agreement dated June 24, 1997                  4.5(i)

4.5(j)      Amendment No. 6 to Transfer and Administration Agreement    10K 1997
            dated as of July 29, 1997                                     4.5(j)

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

4.7         Note Purchase Agreement,  dated March 24, 1997, among       10Q 3/97
            Union Acceptance  Corporation and certain  purchasers           10.1
            of Senior Notes, due 2002.

4.8(a)      Note  Purchase  Agreement,  dated April 3, 1997 among       10K 1997
            UAC   Boat   Funding   Corp.,    Enterpirse   Funding         4.8(a)
            Corporation and NationsBank, N.A.

4.8(b)      Security Agreement, dated April 3, 1997, among UAC Boat     10K 1997
            Funding Corp., Enterpirse Funding Corp., et. al.              4.8(b)

4.9(a)      Note Purchase Agreement among Union Acceptance Funding
            Corporation, Enterprise Funding Corporation, Nationsbank,
            N.A., Dated as of September 18, 1998                          _____

4.9(b)      Security Agreement among Enterprise Funding Corporation,
            Union Acceptance Funding Corporation, Union Acceptance
            Corporation, Mbia Insurance Corporation and Nationsbank,
            N.A., dated as of September 18, 1998                          _____

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
        Federal Savings Bank of Indianapolis dated as of January 18, 1996

10.21   Sublease    Agreement   between   Union   Acceptance            10K 1996
        Corporation   and  Union  Federal  Savings  Bank  of               10.26
        Indianapolis dated as of August 1, 1996

10.22   Annual Bonus Plan for Management Employees, dated              10Q 12/97
        July 1, 1997                                                        10.1

10.23   Annual Bonus and Deferral Plan for Senior Officers,            10Q 12/97
        dated July 1, 1997                                                  10.2


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

     S-1 -- Refers to Registrant's Registration Statement on Form S-1 (Reg. No. 33-82254

     10K 1995 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1995

     10K 1997 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1996

     10K 1996 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1997

     10Q (month/year) -- Refers to Registrant's Form 10-Q for the quarter ended at the end of such month in such calendar year