Form 10-Q
period 1998-09-30
UNION ACCEPTANCE CORP
filed 1998-11-13
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                  Class                          Outstanding at November 13,1998

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


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited) :

         Consolidated Condensed Balance Sheets as of
         September 30, 1998 and June 30, 1998                                  3

         Consolidated Condensed Statements of Earnings (Loss) and
         Comprehensive Earnings (Loss) for the Three Months Ended
         September 30, 1998 and 1997                                           4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended September 30, 1998 and 1997                        5

         Consolidated Condensed Statement of Shareholder's Equity for
         the Three Months Ended September 30, 1998                             6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures                             18

Part II. OTHER INFORMATION                                                    19

         Signatures                                                           20

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data

                                                                September 30,    June 30,
Assets                                                              1998           1998
                                                                  --------       --------
                                                                 (Unaudited)

Cash                                                              $  6,090       $ 75,612
Restricted cash                                                     11,203         17,823
Receivables, net                                                   165,268        118,259
Accrued interest receivable                                          1,255          1,045
Property, equipment, and leasehold improvements, net                 8,294          7,921
Retained interest in securitized assets                            192,321        171,593
Other assets                                                        20,873         19,280
                                                                  --------       --------
  Total Assets                                                    $405,304       $411,533
                                                                  ========       ========

Liabilities

Amounts due under warehouse facilities                            $ 84,808       $ 73,123
Long-term debt                                                     199,000        221,000
Accrued interest payable                                             1,616          6,280
Amounts due to trusts                                               11,967         15,510
Dealer premiums payable                                              4,209          1,374
Deferred income tax payable                                         12,779          9,573
Other payables and accrued expenses                                  3,264          2,200
                                                                  --------       --------
  Total Liabilities                                                317,643        329,060
                                                                  --------       --------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                        --             --

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,376,446 shares
  issued and outstanding at September 30, 1998 and
  June 30, 1998, respectively                                       58,360         58,360

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 8,855,036 shares
  issued and outstanding at September 30, 1998 and
  June 30, 1998, respectively                                           --             --

Net unrealized gain on retained interest in securitized assets      10,740          7,609
Retained earnings                                                   18,561         16,504
                                                                  --------       --------
  Total Shareholders' Equity                                        87,661         82,473
                                                                  --------       --------

  Total Liabilities and Shareholders' Equity                      $405,304       $411,533
                                                                  ========       ========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Earnings (Loss)
   and Comprehensive Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                        --------------------------------
                                                            1998                1997
                                                        ------------        ------------

Interest on receivables                                 $      8,251        $      6,627
Other interest                                                 5,479               3,113
                                                        ------------        ------------
  Total interest income                                       13,730               9,740
Interest expense                                               6,952               6,053
                                                        ------------        ------------
  Net interest margin                                          6,778               3,687
Provision for estimated credit losses                          2,325               1,505
                                                        ------------        ------------
  Net interest margin
         after provision                                       4,453               2,182

Gain (loss) on sales of receivables, net                       2,706             (10,847)
Servicing fees, net                                            4,953               4,745
Other revenues                                                 1,206               1,020
                                                        ------------        ------------

  Total revenues                                              13,318              (2,900)
                                                        ------------        ------------

Salaries and benefits                                          5,670               4,610
Other expenses                                                 4,321               4,013
                                                        ------------        ------------

  Total operating expenses                                     9,991               8,623
                                                        ------------        ------------

Earnings (loss) before provision (benefit)
  for income taxes                                             3,327             (11,523)
Provision (benefit) for income taxes                           1,270              (4,656)
                                                        ------------        ------------

  Net earnings (loss)                                          2,057              (6,867)
                                                        ------------        ------------

Other comprehensive earnings before taxes:
Net change in unrealized gain on retained
   interest in securitized assets                              5,066               4,312
  Income taxes related to items of other
    comprehensive earnings                                    (1,935)             (1,748)
                                                        ------------        ------------

Other comprehensive earnings, net of taxes                     3,131               2,564
                                                        ------------        ------------

Comprehensive earnings (loss)                           $      5,188        $     (4,303)
                                                        ============        ============

  Net earnings (loss) per share (basic & diluted)       $       0.16        $      (0.52)
                                                        ============        ============

  Weighted average number of
      common shares outstanding                           13,231,482          13,216,788
                                                        ============        ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
Dollars in thousands
(Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                         1998             1997
                                                                                       ---------        ---------

Cash flows from operating activities:
      Net earnings (loss)                                                              $   2,057        $  (6,867)
         Adjustments to reconcile net earnings (loss) to net cash
         used by operating activities:
                  Receivable acquisitions in excess of liquidations                     (398,641)        (239,015)
                  Dealer premiums paid in excess of dealer premium
                    rebates received on receivables held for                             (13,342)          (9,860)
                  Securitization of receivables held for sale                            351,379          218,390
                  Gain on sales of receivables                                           (12,713)          (7,489)
                  Proceeds on sale of interest-only strip                                     --            3,782
                  Return of excess and servicing asset cash flows,
                    net of present value effect                                            5,167            3,951
                  Impairment of retained interest in securitized assets                    3,542           16,397
                  Provision for estimated credit losses                                    2,325            1,505
                  Amortization and depreciation                                            1,279            1,027
                  Spread accounts                                                          2,018            1,830
                  Restricted cash                                                          6,620             (517)
                  Other assets and accrued interest receivable                            (4,284)          (3,678)
                  Amounts due to trusts                                                   (3,543)          (1,229)
                  Other payables and accrued expenses                                       (394)          (5,213)
                                                                                       ---------        ---------
                              Net cash used by operating activities                      (58,530)         (26,986)
                                                                                       ---------        ---------

Cash flows from investing activities:
      Purchase of property, equipment, and leasehold improvements                           (677)          (2,237)
                                                                                       ---------        ---------

Cash flows from financing activities:
      Principal payment on long-term debt                                                (22,000)              --
      Net change in warehouse credit facilities                                           11,685           48,735
                                                                                       ---------        ---------
                              Net cash provided (used) from financing activities         (10,315)          48,735

Change in cash                                                                           (69,522)          19,512

Cash, beginning of period                                                                 75,612           58,801
                                                                                       ---------        ---------

Cash, end of period                                                                    $   6,090        $  78,313
                                                                                       =========        =========

Supplemental disclosures of cash flow information:

Income taxes paid                                                                      $       1        $       9
                                                                                       =========        =========

Interest paid                                                                          $  12,172        $   9,672
                                                                                       =========        =========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Three Months Ended September 30, 1998
Dollars in thousands, except per share data
(Unaudited)



                                        Number of Common Stock                     Net Unrealized
                                          Shares Outstanding                      Gain on Retained                Total
                                      ---------------------------      Common      Interest in     Retained    Shareholders'
                                        Class A        Class B         Stock        Securitized    Earnings      Equity
                                                                                       Assets
                                      -------------------------------------------------------------------------------------

Balance at June 30, 1998                4,376,446      8,855,036         $58,360        $7,609       $16,504       $82,473

Net earnings                                    -              -               -             -         2,057         2,057

Net change in unrealized
   gain on retained interest
   in securitized assets                        -              -               -         3,131             -         3,131
                                      -------------------------------------------------------------------------------------
Balance at September 30, 1998           4,376,446      8,855,036         $58,360       $10,740       $18,561       $87,661
                                      =====================================================================================




See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1998 and 1997
(Unaudited)

Note 1 - Basis of Presentation

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

         During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance Securitization Corporation were formed as wholly-owned subsidiaries of UAC. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly- owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC. Circle City Car Company and Union Acceptance Receivables Corporation were formed as wholly-owned subsidiaries of UAC during the first and second quarters, respectively, of fiscal 1998.

         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 - Reclassification

         Certain amounts for the prior period have been reclassified to conform to the current presentation.

Note 3 - Other Interest Income

         Other interest income includes interest on cash collection accounts and the accretion of discounted retained interest in securitized assets. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and the servicer. Beginning with the implementation of Statement of Financial Accounting Standards No. 125 on January 1, 1997, the Company established a servicing asset for the expected collection account interest. Other interest income includes collection account interest on all securitization transactions before January 1, 1997, and includes the accretion of the discount related to the servicing asset on all securitization transactions after December 31, 1996.

Note 4 - Earnings Per Share

         The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended September 30, 1998 and 1997 were 13,231,482 and 13,216,788, respectively.

Note 5 - Current Accounting Pronouncements

                  In June, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1998 and 1997
(Unaudited)

Note 5 - Current Accounting Pronouncements (continued)

         In February 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement does not alter the measurement and recognition provisions currently outlined in generally accepted accounting principles but merely standardizes the disclosure requirements. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company when adopted.

         In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition of operations of the Company upon adoption.

Note 6 - Retained Interest in Securitized Assets



                                                                       September 30,         June 30,
                                                                           1998                1998
                                                                       -----------         -----------
Estimated fair value of excess servicing receivable,
  net of estimated prepayments                                         $   198,795         $   175,164
Allowance for estimated credit losses on securitized receivables           (95,614)            (90,203)
Estimated dealer premium rebates                                            26,036              25,718
Discount to present value                                                  (34,908)            (33,117)
                                                                       -----------         -----------
                                                                            94,309              77,562

Spread accounts                                                             66,095              68,113
Accrued interest on securitized receivables                                 14,539              13,606
Unrealized gain                                                             17,378              12,312
                                                                       -----------         -----------
Retained interest in securitized assets                                $   192,321         $   171,593
                                                                       ===========         ===========

Outstanding balance of receivables serviced
  through securitized trusts                                           $ 2,058,960         $ 1,929,981
Allowance for estimated credit losses as
  a percentage of securitized receivables serviced                            4.64%               4.67%




Note 7 - Restatement of Consolidated Financial Statements

         The Company determined in August 1998 that it should measure other than temporary impairment of Retained Interest in Securitized Assets, previously captioned Excess Servicing, on a disaggregate basis (the pool-by-pool method). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated financial statements since the implementation of Statement of Financial Accounting Standards No. 125. This restatement had the effect of reducing earnings for the three months ended September 30, 1997 by $7.5 million (net of income taxes of $5.1 million) or $0.57 per share. The restatement had the effect of reducing shareholders' equity at September 30, 1997, by $4.1 million. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased net earnings for the three months ended September 30, 1997, by $147,000 (net of income taxes of $100,000) or $0.01 per share. The necessary amended Form 10-K and 10-Q's related to the restatement, are currently in the process of being filed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of retail installment sales contracts originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of receivables prior to securitization, the Company utilizes a revolving warehouse facility, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues Certificates to investors representing pro-rata interests in the receivables sold. When the Company sells receivables in a securitization, it records a gain (or loss) on sale of receivables and establishes Retained Interest in Securitized Assets ("Retained Interest") as an asset. Excess cash flows are recorded against Retained Interest as received over the life of the related securitization.

         Acquisition Volume. The Company currently acquires receivables in 32 states from over 3,700 manufacturer-franchised auto dealerships. The Company primarily acquires receivables on automobiles made to borrowers who exhibit a favorable credit profile ("Tier I") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a receivable under the Company's Tier I quality criteria ("Tier II").

         Receivable acquisition volume increased for the quarter ended September 30, 1998, compared to the quarter ended June 30, 1998. Total receivable acquisitions were $404.5 million for the three months ended September 30, 1998, an increase from $270.7 and $252.9 million for the quarters ended June 30, 1998, and September 30, 1997, respectively. Tier I receivable acquisitions were $397.0 million for the quarter ended September 30, 1998, compared to $242.3 million for the same quarter of last year. Tier II receivable acquisitions were $7.5 million for the quarter ended September 30, 1998, compared to $8.8 million for the quarter ended September 30, 1997. The Company expects volume to decrease slightly for the second quarter ending December 31, 1998, due to the expected seasonal fluctuations during the winter months. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the first quarter securitization of fiscal 1999 were 7.26% and 5.15% compared to 7.04% and 5.38%, respectively over the same quarter of last year. Gross spread is defined as the difference between the weighted average receivable rate and the certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses. Although the net spread on the first quarter securitization of fiscal 1999 was slightly lower compared to the first quarter securitization of fiscal 1998, net spreads remain within management's expectations.

         Management is currently targeting net spreads of 5.00% to 5.50% on securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 100 basis points) for fiscal 1999. Management believes that by targeting a spread of 7.50% to 8.00% between receivable rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Gain (loss) on Sales of  Receivables,  Net and Interest Rate Risk. Gain
(loss) on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, and the level of estimation for credit losses. Historically, the Company has estimated the future servicing cash flows recognized as a component of the gain on sale by discounting the projected future servicing cash flows from the time they are received by the respective trust. However, management implemented the "cash out" method during the fourth quarter of fiscal 1998 which discounts the expected future servicing cash flows from the time they are released from the spread account to the Company.

         The Company's sources for funds generally have variable rates of interest and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of gain on sales of receivables.

         Portfolio Performance. From September 30, 1997, to June 30, 1998, the Company experienced steady improvement in both delinquency and net credit losses, although, from June 30, 1998, to September 30, 1998, delinquencies remained fairly stable while net credit losses increased slightly. The Company attributes the improvement throughout fiscal 1998 to strategic changes in its origination and collection departments. The Company believes that higher net credit losses during the quarter ended September 30, 1998, are primarily a result of depressed recovery rates. Recoveries as a percentage of gross charge-offs dropped slightly to 38.67% for the three months ended September 30, 1998, compared to 41.17% for the quarter ended June 30, 1998, and 35.28% for the same quarter of last year. In response to declining recovery rates, the Company opened a new car franchised dealership in Indianapolis in July 1998 and is retailing a portion of its repossessed automobiles through the dealership. The Company anticipates that this method of disposing of repossessions along with stricter monitoring of the repossession and resale process should increase the recovery rate to management's expectations over time. Although the overall recovery percentage remains below management's expectations, recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. However, only a minimal percentage of all repossessed automobiles sold during the quarter were sold through its retail operation.

         Provisions are made for estimated credit losses in conjunction with each receivable sale. Current assumptions in the calculation of the estimated credit loss allowance for the first quarter securitization was 4.40% over the life of the pool based on a combined sale of Tier I, Tier II and modified receivables. Allowance related to credit loss on securitized receivable losses (inherent in Retained Interest) declined to 4.64% at September 30, 1998, compared to 4.67% and 5.33% at June 30, 1998, and September 30, 1997, respectively.

         Tier I Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies, and net credit losses on the Tier I fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below.
See "Discussion of Forward-Looking Statements".



                                                             Tier I Delinquency Experience
                              --------------------------------------------------------------------------------------------
                                 At September 30, 1998             At June 30, 1998              At September 30, 1997
                              -----------------------------   ----------------------------    ----------------------------
                                                                (Dollars in thousands)
                                Number of                         Number of                         Number of
                                 Loans           Amount             Loans          Amount            Loans           Amount
                              ----------       ----------       ----------       ----------       ----------       ----------
Servicing portfolio              194,882       $2,151,695          184,003       $1,978,920          177,377       $1,896,748
Delinquencies:
  30-59 days                       3,741       $   38,040            3,179       $   32,967            4,310       $   45,766
  60-89 days                       1,873           19,652            1,907           20,819            2,196           25,156
  90 days or more                    793            7,966              657            6,992              934           11,131
                              ----------       ----------       ----------       ----------       ----------       ----------
Total delinquencies                6,407       $   65,658            5,743       $   60,778            7,440       $   82,053
                              ==========       ==========       ==========       ==========       ==========       ==========
Delinquency as a
percentage
  of servicing portfolio            3.29%            3.05%            3.12%            3.07%            4.19%            4.33%



         As  indicated  in  the  above  table,   delinquency  rates  based  upon
outstanding receivable balances of accounts 30 days past due were 3.05% at September 30, 1998, compared to 3.07% and 4.33% at June 30, 1998, and September 30, 1997, respectively, for UAC's Tier I servicing portfolio.



                                                                     Tier I Credit Loss Experience
                                                                       For the Three Months Ended
                                      --------------------------------------------------------------------------------------------
                                         September 30, 1998                  June 30, 1998                    September 30, 1997
                                      --------------------------        --------------------------       -------------------------
                                                                        (Dollars in thousands)
                                       Number of                        Number of                         Number of
                                         Loans          Amount            Loans           Amount           Loans           Amount
                                         -----          ------            -----           ------           -----           ------
Average servicing portfolio             190,877       $2,088,163          183,402       $1,968,595          175,920     $1,881,603

Gross charge-offs                         2,196       $   23,651            1,992       $   21,129            2,054     $   23,056
Recoveries                                                 9,146                             8,698                           8,134
                                                      ----------                        ----------                      ----------
  Net charge-offs                                     $   14,505                        $   12,431                      $   14,922
                                                      ==========                        ==========                      ==========

Gross charge-offs as a percentage
  of average servicing portfolio(1)        4.60%            4.53%            4.34%            4.29%            4.67%          4.90%
Recoveries as a percentage of
  gross charge-offs                                        38.67%                            41.17%                          35.28%
Net charge-offs as a percentage
  of average servicing portfolio(1)                         2.78%                             2.53%                           3.17%


(1) Annualized



         As indicated in the table above, credit losses on the Tier I portfolio totaled $14.5 million for the quarter ended September 30, 1998, or 2.78% (annualized) as a percentage of the average servicing portfolio compared to 2.53% and 3.17% for the quarters ended June 30, 1998 and September 30, 1997, respectively.

         Tier II Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier II portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".



                                                  Tier II Delinquency Experience
                          ------------------------------------------------------------------------------
                          At September 30, 1998           At June 30, 1998         At September 30, 1997
                          ----------------------      ----------------------      ----------------------
                                                       (Dollars in thousands)

                          Number of                   Number of                   Number of
                            Loans         Amount        Loans        Amount         Loans         Amount
                           -------       -------       -------       -------       -------       -------
Servicing portfolio          6,376       $67,685         6,385       $66,855         6,288       $70,760
Delinquencies:
  30-59 days                   359       $ 3,758           365       $ 4,023           380       $ 4,420
  60-89 days                   158         1,683           140         1,457           162         1,876
  90 days or more                9            65             5            64            --            --
                           -------       -------       -------       -------       -------       -------
Total delinquencies            526       $ 5,506           510       $ 5,544           542       $ 6,296
                           =======       =======       =======       =======       =======       =======
Delinquency as a
  percentage of
  servicing portfolio         8.25%         8.14%         7.99%         8.29%         8.62%         8.90%


         As indicated in the above table, Tier II portfolio delinquency was 8.14% based on outstanding receivable balances of accounts 30 days past due and over at September 30, 1998, compared to 8.29% at June 30, 1998, and 8.90% at September 30, 1997.

                                                               Tier II Credit Loss Experience
                                                                 For the Three Months Ended
                                          ------------------------------------------------------------------------

                                           September 30, 1998          June 30, 1998          September 30, 1997
                                          --------------------     ---------------------    ----------------------
                                                                    (Dollars in thousands)

                                          Number of                 Number of                Number of
                                            Loans       Amount        Loans      Amount        Loans        Amount
                                            -----       ------        -----      ------        -----        ------
Average servicing portfolio                 6,342      $67,319        6,324      $67,769        6,202       $69,825

Gross charge-offs                             215      $ 2,118          165      $ 1,857          229       $ 2,474
Recoveries                                                 741                       694                        933
                                                        ------                    ------                    -------
  Net charge-offs                                      $ 1,377                   $ 1,163                      1,541
                                                       =======                   =======                    =======

Gross charge-offs as a
percentage
  of average servicing portfolio(1)         13.56%       12.58%       10.44%       10.96%       14.77%       14.17%

Recoveries as a percentage of
  gross charge-offs                                      34.99%                    37.37%                    37.70%
Net charge-offs as a percentage
  of average servicing portfolio(1)                       8.18%                     6.86%                     8.83%


(1) Annualized



         As indicated in the above table, credit losses for the three months ended September 30, 1998, totaled approximately $1.4 million or 8.18% (annualized) as a percentage of the average Tier II servicing portfolio compared to 6.86% and 8.83% for the quarter ended June 30, 1998, and September 30, 1997, respectively.

Results of Operations

         Net earnings increased to $2.1 million or $0.16 per diluted share compared to a net loss of $6.9 million or $0.52 per diluted share for the same quarter of last year. The increase was primarily related to a higher gain on sale of receivables, net, a lower charge for other than temporary impairment of Retained Interest during the current quarter compared to the same quarter of last year and an increase in other interest income. The higher gain was a result of an increase in receivable acquisitions, which led to a larger securitization for the three months ended September 30, 1998, compared to September 30, 1997.

         Net interest margin after provision for September 30, 1998 was $4.5 million, a 104.1% increase over the net interest margin after provision of $2.2 million for the same period of last year.

         Interest on receivables increased 24.5% to $8.3 million for the quarter ended September 30, 1998, compared to $6.6 million for the quarter ended September 30, 1997. The increase in interest on receivables resulted from an increase in the average outstanding balance of receivables held for sale to $221.1 million for the three months ended September 30, 1998, from $179.6 million for the three months ended September 30, 1997, offset by a lower average contract rate for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997.

         Other interest income increased 76.0% to $5.5 million for the three months ended September 30, 1998, compared to $3.1 million for the three months ended September 30, 1997. The increase was a result of an increase in discount accretion, offset by lower collection and spread account interest. The other interest income related to discount accretion was $5.1 million for the quarter ended September 30, 1998, compared to $1.6 million for the same quarter of last year. The increase in discount accretion was primarily a result of the implementation of the "cash out" method of valuing Retained Interest in Securitized Assets at June 30, 1998. The interest income related to the restricted cash accounts (collection and spread) decreased 75.9% to $369,000 for the three months ended September 30, 1998, compared to $1.5 million for the three months ended September 30, 1997, due to the establishment of the servicing asset. The servicing asset was established as part of the implementation of Statement of Financial Accounting Standards No. 125, and effectively had the result of reducing interest on restricted cash accounts beginning with UACSC 1997-A and increasing the discount accretion.

         Interest expense increased 14.9% to $7.0 million for the three months ended September 30, 1998, from $6.1 million for the three months ended September 30, 1997. The increase primarily related to higher average borrowing needs due to higher receivable acquisitions for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, but was offset by lower interest on long-term debt as a result of a principal payment in August 1998.

         Provision for estimated credit losses increased 54.5% to $2.3 million for the three months ended September 30, 1998, compared to $1.5 million for the three months ended September 30, 1997. The increase in the provision was related to a higher average balance of receivables held for sale for the quarter ended September 30, 1998, compared to September 30, 1997. Included in the held for sale balance are modified loans which on an average were higher for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, resulting in a higher provision for the first quarter ended September 30, 1998. The provision is expected to decrease as fewer receivables are being modified and the modified receivable portfolio continues to be included in the quarterly securitizations.

         Gain on sales of receivables, net totaled $2.7 million for the quarter ended September 30, 1998, compared to a loss on sale of receivables, net of $10.8 million for the same quarter of last year. The gain (loss) for the quarters ended September 30, 1998, and 1997, consisted of gains on securitization transactions of $6.2 million and $5.5 million (including $840,000 and $543,000 of servicing asset income) and charges for other than temporary impairments of Retained Interest of $3.5 million and $16.4 million, respectively. ("Unrealized gains in Retained Interest are not charged to income. See - Financial Condition - Retained interest in securitized assets," below). The increase in the securitization transaction gain relates to a higher volume of receivables securitized but was offset by a higher credit loss assumption of 4.40% for the fiscal 1999 first quarter securitization compared to 4.00% for the fiscal 1998 first quarter securitization. The increase was also offset by an increase in the discount of the estimated Retained Interest related to the implementation of the "cash out" method of valuing Retained Interest. The receivables sold in the securitization for the period ended September 30, 1998, were $351.4 million compared to $218.4 million for the same quarter of last year. The increase in the credit loss assumption from 4.00% to 4.40% was related to the combined securitization of Tier I, Tier II, and modified receivables in the current quarter compared to the sale of only Tier I receivables in the comparable quarter of last year. The annual prepayment estimate and discount rate assumptions used for the fiscal 1999 and fiscal 1998 first quarter securitizations were 25.00% and 9.58%, and 28.46% and 10.96%, respectively.

         Servicing fees, net increased 4.4% to $5.0 million for the three months ended September 30, 1998, compared to $4.7 million for the three months ended September 30, 1997. The increase in servicing fees, net is a result of the increase in average securitized receivables to $1.9 billion for the first quarter of fiscal 1999, compared to $1.8 billion for the first quarter of fiscal 1998. Servicing fees consist of contractual servicing fees of 1.0% on Tier I securitizations. Beginning with the quarter ended September 30, 1998, the scheduled accretion of discount on excess servicing cash flows, previously a component of servicing fees, net, was reclassified to other interest income.

         Other revenues increased to $1.2 million for the three months ended September 30, 1998, from $1.0 million for the three months ended September 30, 1997. Other revenues consist primarily of late charge income and origination fee income. The increase is primarily related to an increase in late charge fee income.

         Salaries and benefits expense increased to $5.7 million for the three months ended September 30, 1998, from $4.6 million for the corresponding period ended September 30, 1997. The increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended September 30, 1998, were 540 compared to 420 for the comparable period ended September 30, 1997. Since September 1998, the Company has experienced growth primarily in collections, systems and remarketing, but modestly in other areas. The increase in collections is primarily in response to a growing servicing portfolio. The systems area increased because of a Company commitment to improve internal analysis and reporting of corporate financial, acquisition and collection data that will be used to improve operations. The increase in the number of reconditioning and remarketing operations employees was due to the opening of a new automotive dealership in July 1998 to facilitate remarketing of repossessed vehicles.

         Other operating expense increased 7.7% to $4.3 million for the three months ended September 30, 1998, from $4.0 million for the three months ended September 30, 1997. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expense as a percentage of the average servicing portfolio was 1.85% and 1.76% for the period ending September 30, 1998, and September 30, 1997, respectively.

Financial Condition

         Receivables, net and servicing portfolio. Receivables, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated credit losses, receivables in process, and prepaid dealer premiums. The Company's portfolio of receivables, net increased to $165.3 million at September 30, 1998, from $118.3 million at June 30, 1998. The increase was primarily due to a higher volume of Tier I receivables acquired compared to Tier I receivables sold in the first quarter securitization of approximately $58.2 million. The increase was offset by the sale of Tier II and modified receivables in the first quarter securitization. The Tier II receivables held for sale decreased $2.6 million as more receivables were securitized than acquired during the first quarter ended September 30, 1998. The modified receivable portfolio, included in receivables held for sale, decreased approximately $2.7 million as a portion of the modified receivables were included in the first quarter securitization. Allowance for credit losses on receivables held for sale was $2.1 million at September 30, 1998, compared to $1.9 million at June 30, 1998. The Company serviced $2.1 billion and $1.9 billion in securitized receivables, and the total servicing portfolio was $2.2 billion and $2.0 billion as of September 30, 1998, and June 30, 1998, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased to $192.3 million at of September 30, 1998, from $171.6 million at June 30, 1998. The Retained Interest balance increased by the amounts capitalized upon consummation of the UACSC 1998-C Auto Trust ("1998-C") Tier I securitization including estimated dealer premium rebates and unrealized gains recognized on certain pools. Total amounts capitalized for the quarter ended

September 30, 1998, were $25.1 million. Retained Interest also increased by an additional pre-tax unrealized gain of $5.1 million and a $933,000 increase in accrued interest. Additions to Retained Interest were offset by the return of excess cash flows over the quarter ended September 30, 1998, related to all securitizations of $4.8 million and by the effect of the $3.5 million impairment of Retained Interest taken during the first quarter ended September 30, 1998. Impairment of Retained Interest is measured on a disaggregate basis (pool by pool) in accordance with SFAS 115. Additionally, Retained Interest decreased by the net decrease in spread accounts of $2.0 million. Withdrawals of spread account funds are made when the balance of the account is in excess of the requirements stipulated in the servicing agreement (the Company's servicing agreements are collectively referred to as the "Pooling and Servicing Agreements"). Allowance for credit losses on securitized receivables is included as a component of Retained Interest. At September 30, 1998, the allowance related to both Tier I and Tier II securitized receivables totaled $95.6 million or 4.64% of the total securitized receivable portfolio compared to $90.2 million or 4.67% at June 30, 1998. The Company's assumptions for valuing Retained Interest at September 30, 1998, include estimates for credit losses of 3.33% to 6.54% on Tier I receivables and 12.00% to 15.68% on Tier II receivables as a percentage of original principal balance over the life of the receivables, annual prepayment estimates ranging from 20.00% to 26.30% and discount rates ranging from 8.31% and 10.46% in the valuation of Retained Interest at September 30, 1998. See - "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility and long-term debt. The balance of the revolving warehouse credit facility and the Senior and Senior Subordinated Notes was $283.8 million at September 30, 1998, compared to $294.1 million at June 30, 1998. The decrease was due to a principal payment on the Company's Senior Note in August 1998 of $22.0 million but was offset by higher warehouse borrowings related to an increase in first quarter receivable acquisitions as compared to the previous quarter ended June 30, 1998.

         Net deferred income taxes. The net deferred income taxes payable totaled $12.8 million at September 30, 1998, compared to $9.6 million at June 30, 1998. This increase is a result of the deferral of a portion of the gain on the sale of receivables for the securitization effected during the first quarter of fiscal 1999 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of receivables, (ii) payment of dealer premiums, (iii) securitization costs including cash held in spread accounts and similar cash collateral accounts under the revolving warehouse credit facility,
(iv) servicer advances of payments on securitized receivables pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Tier I securitized portfolio, (ii) future servicing cash flows,
(iii) dealer premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and
(vi) sales of receivables in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities increased to $58.5 million for the three months ended September 30, 1998, from net cash used by operating activities of $27.0 million for the three months ended September 30, 1997. The increase was primarily attributable to a decrease in receivables securitized relative to receivables acquired.

         Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 1999, hedging transactions required a use of cash of $5.2 million.

         Financing Activities. Net cash used by financing activities for the quarter ended September 30, 1998, was $10.3 million compared to net cash provided by financing activities of $48.7 million for the quarter ended September 30, 1997. The decrease was a result of a lower increase in warehouse borrowings at September 30, 1998, over June 30, 1998, relative to the same period of last year but was offset by a principal payment on long-term debt. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions (not including dealer premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs.

         Warehouse Facility. The Company has borrowing arrangements with an independent financial institution for a $450.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund the purchase of Tier I and Tier II receivable acquisitions. At September 30, 1998, $84.8 million of the capacity was utilized, and an additional $62.6 million was available to borrow based on the outstanding principal balance of eligible receivables.

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

         Management believes that the Company's existing capital resources, the revolving warehouse credit facility described above, future earnings, expected growth in receivable acquisitions, and periodic securitization of receivables should provide the necessary capital and liquidity for its operations through at least the third quarter of fiscal 1999. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

Discussion of Forward-Looking Information

         The above discussions and notes to interim financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, Year 2000 compliance, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1998 which is incorporated herein by this reference.


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

         During the assessment phase, over thirty service bureaus and system vendors were identified that performed or supplied potential Year 2000 compliance issues. The list included eight service bureaus, seven software vendors, seven hardware vendors, one electric company, six maintenance and supplies companies and four telecommunications companies. Once the systems were identified, an immediate correspondence was established for the purpose of educating the Company on known Year 2000 issues or Year 2000 compliance certification.

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

         The replacement or remediation costs for year 2000 compliance issues with the Company is estimated to be less than $100,000, which the Company recognizes as incurred. This estimated cost is mostly due to software upgrades that include new features which are combined with Year 2000 corrections.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past securitizations. For example, if credit losses increased or decreased by 1.00%, the gain on sale of a $300.0 million securitization would result in a reduction or an increase of the gain (loss) on sales of receivables by $3.0 million pre-tax. The same 1.00% increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $20.6 million as of September 30, 1998. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of gain
(loss) on sales of receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively.

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits- Exhibits Index appears on Page E-1.

         (b)  Reports on Form 8-K

                  The Registrant filed a current report on Form 8-K on August 17, 1998, relating to the restatement of it's financial statements for fiscal June 30, 1997, as well as the first three quarters of fiscal 1998.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Union Acceptance Corporation

November 13, 1998                     By: /S/   John M. Stainbrook
                                          -------------------------
                                          John M. Stainbrook
                                          President, and Chief Executive Officer

November 13, 1998                     By: /S/   Rick A. Brown
                                          -------------------
                                          Rick A. Brown
                                          Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

     27        Financial Data Schedule