Form 10-Q/A
period 1997-03-31
UNION ACCEPTANCE CORP
filed 1998-12-30
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-Q/A-1

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

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         March 31, 1997 and June 30, 1996                                     3

         Consolidated Condensed Statements of Earnings (Loss)
         for the Three and Nine Months  Ended  March 31, 1997 and 1996        4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996                            5

         Consolidated Condensed Statement of  Shareholders' Equity for
         the Nine Months Ended March 31, 1997                                 6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Part II. OTHER INFORMATION                                                   18

         Signatures                                                          19














Registrant is amending this report to give effect to previously announced restatement of its results of operations for the period covered by this report.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data





Assets                                                           March 31, 1997       June 30, 1996
------
                                                                 --------------       -------------
                                                                  (Unaudited)

Cash                                                              $ 73,442             $ 13,459
Restricted cash                                                     16,212               14,789
Loans, net                                                         189,323              259,290
Accrued interest receivable                                          1,650                2,127
Property and equipment, net                                          2,114                2,026
Excess servicing                                                   107,017               83,434
Spread accounts                                                     71,498               63,590
Other assets                                                        19,771               12,480
                                                                  --------             --------
  Total Assets                                                    $481,027             $451,195
                                                                  ========             ========

Liabilities
-----------

Amounts due under warehouse facilities                            $127,218             $187,756
Long term debt                                                     221,000              156,000
Accrued interest payable                                             2,212                5,820
Amounts due to trusts                                               14,626                7,931
Dealer premiums payable                                              1,182                3,381
Other payables and accrued expenses                                  3,308                3,326
Deferred income tax payable                                         18,278                8,357
                                                                  --------             --------
 Total Liabilities                                                 387,824              372,571
                                                                  --------             --------

Shareholders' Equity
--------------------

Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                         --                   --

Class A Common Stock, without par value,
 authorized 30,000,000 shares; 4,016,788 and 4,011,358 shares issued and outstanding at March 31, 1997 and
 June 30, 1996, respectively                                        58,270               58,180

Class B Common Stock, without par value,
 authorized 20,000,000 shares; 9,200,000
 shares issued and outstanding at March 31, 1997 and
 June 30, 1996, respectively                                            --                   --

Net unrealized gain on excess servicing                              4,776                   --
Retained earnings                                                   30,157               20,444
                                                                  --------             --------
 Total Shareholders' Equity                                         93,203               78,624
                                                                  --------             --------

 Total Liabilities and Shareholders' Equity                       $481,027             $451,195
                                                                  ========             ========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated  Condensed Statements of Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                                  March 31,                          March 31,
                                         ------------------------------     -----------------------------
                                             1997              1996             1997             1996
                                         ------------      ------------     ------------     ------------


Interest on loans                        $      7,543      $      6,732     $     25,872     $     20,910
Interest on spread accounts
   and restricted cash                          1,618             1,317            4,673            4,073
                                         ------------      ------------     ------------     ------------
   Total interest income                        9,161             8,049           30,545           24,983
Interest expense                                6,118             5,359           18,793           16,204
                                         ------------      ------------     ------------     ------------
   Net interest margin                          3,043             2,690           11,752            8,779
Provisions for  losses                          1,180               600            3,028            2,050
                                         ------------      ------------     ------------     ------------
   Net interest margin after provision          1,863             2,090            8,724            6,729


Gain (loss) on sales of loans                  (6,168)            7,760            8,497           22,967
Servicing fees, net                             6,854             4,796           18,938           11,346
Other revenues                                  1,011               798            2,855            2,271
                                         ------------      ------------     ------------     ------------

 Total revenues                                 3,560            15,444           39,014           43,313
                                         ------------      ------------     ------------     ------------

Salaries and benefits                           4,065             3,232           11,597            8,611
Other expenses                                  3,480             3,426           10,926            8,368
                                         ------------      ------------     ------------     ------------

 Total operating expenses                       7,545             6,658           22,523           16,979
                                         ------------      ------------     ------------     ------------

Earnings (loss) before provision
   for income taxes                            (3,985)            8,786           16,491           26,334
Provision (benefit) for income taxes           (1,587)            3,473            6,778           10,659
                                         ------------      ------------     ------------     ------------

 Net earnings (loss)                     $     (2,398)     $      5,313     $      9,713     $     15,675
                                         ============      ============     ============     ============

 Net earnings (loss) per share           $      (0.18)     $       0.40     $       0.74     $       1.19
                                         ============      ============     ============     ============

 Weighted average number of
   common shares outstanding               13,216,788        13,211,358       13,214,554       13,208,718
                                         ============      ============     ============     ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                             1997           1996
                                                                          ---------      ---------

Cash flows from operating activities:
    Net earnings                                                          $   9,713      $  15,675
       Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
                Loan acquisitions in excess of liquidations                (854,758)      (667,103)
                Dealer premiums paid in excess of dealer premium
                  rebates received on loans held for sale                   (43,014)       (35,156)
                Securitization of loans held for sale                       918,540        679,496
                Gain on sales of loans                                      (37,843)       (31,882)
                Proceeds on sale of interest-only strip                      25,979         19,383
                Return of excess and servicing asset cash
                   flows, net of present value effect                        19,821         31,671
                Impairment of Excess Servicing                               19,601             --
                Provision for estimated credit losses                         3,028          2,050
                Amortization and depreciation                                 2,861          3,308
                Spread accounts                                              (7,908)        (3,323)
                Restricted cash                                              (1,423)       (14,961)
                Other assets and accrued interest receivable                (12,502)        (6,624)
                Amounts due to trusts                                         6,695         12,328
                Other payables and accrued expenses                           7,969         11,861
                                                                          ---------      ---------
                     Net cash provided by operating activities               56,759         16,723
                                                                          ---------      ---------

Cash flows from investing activities:
    Purchase of fixed assets                                                   (664)        (1,136)
                                                                          ---------      ---------

Cash flows from financing activites:
    Net change in Due to Union Federal, including
      regulatory equity distribution                                             --       (337,423)
    Net change in warehouse credit facilities                               (60,538)       159,435
    Proceeds from issuance of senior notes                                   65,000        110,000
    Net proceeds from issuance of common stock                                   --         58,000
    Payment of borrowing fees                                                  (574)        (2,886)
                                                                          ---------      ---------
                     Net cash provided (used) by financing activities         3,888        (12,874)

Change in cash                                                               59,983          2,713

Cash, beginning of period                                                    13,459          9,483
                                                                          ---------      ---------

Cash, end of period                                                       $  73,442      $  12,196
                                                                          =========      =========

Supplemental disclosures of cash flow information:

                     Income taxes paid                                    $   4,277      $   5,540
                                                                          =========      =========

                     Interest paid                                        $  21,983      $  13,862
                                                                          =========      =========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended March 31, 1997
(Dollars in thousands, except share data)
(Unaudited)


                       Number of Common
                      Shares Outstanding                                       Net
                                                                            Unrealized                          Total
                                                        Common             Gain on Excess   Retained         Shareholders'
                     Class A          Class B           Stock                Servicing      Earnings           Equity
                     -------          -------           -----                ---------      --------           ------
Balance at
June 30, 1996           4,011,358       9,200,000           $58,180           $      -       $20,444              $78,624
Grants of Common Stock      5,430               -                90                  -             -                   90
Net earnings                    -               -                 -                  -         9,713                9,713
                  ---------------------------------------------------------------------------------------------------------
                        4,016,788       9,200,000            58,270                  -        30,157               88,427

Net unrealized gain on
excess servicing                -               -                 -              4,776             -                4,776
                  ---------------------------------------------------------------------------------------------------------
Balance at
March 31, 1997          4,016,788       9,200,000           $58,270           $  4,776       $30,157             $ 93,203
                  =========================================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1997 and March 31, 1996
(Unaudited)

Note 1 -  Basis of Presentation
The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation and Subsidiaries (formerly the "Union Division"). On August 7, 1995, the Company ("UAC") issued 4 million shares of Class A Common Stock at $16.00 per share with net proceeds of $58.0 million simultaneously with a private placement of $110.0 million of Senior Notes with net proceeds of $108.6 million. These proceeds and fundings under a $350.0 million Prime Warehouse Facility and a $50.0 million Non-prime Warehouse Facility were used to eliminate amounts due to its former parent, and to capitalize UAC's business and fund ongoing operations. The Business Transfer was completed at this time. The Company's business is conducted solely by UAC and its subsidiaries. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1996.

The consolidated condensed financial statements for the interim period have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

Note 2 - Earnings Per Share
Earnings per share for the nine months ended March 31, 1997 and 1996 were computed by dividing the net earnings by the average number of common shares outstanding for the period. Earnings per share for the nine months ended March 31, 1996 were computed by dividing net earnings by the average number of common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The effect of unexercised stock options on earnings per share is less than three percent dilutive and has not been included in the earnings per share computations.

Note 3 - Excess Servicing

Excess servicing is as follows (in thousands) at:

                                                 March 31, 1997   June 30, 1996
                                                 --------------   -------------
Estimated value of excess servicing cash
  flows, net of estimated prepayments            $      138,754   $     112,564
Allowance for estimated credit losses                 ( 64,545)        (43,516)
Estimated dealer premium rebates                         23,756          13,467
Discount to present value                             ( 11,318)         (9,535)
                                                 --------------- ---------------
                                                         86,647          72,980

Accrued interest on securitized loans                    12,343          10,454
Unrealized gain on excess servicing                       8,027               -
                                                 =============== ===============
Excess servicing                                  $     107,017         $83,434
                                                 =============== ===============

Outstanding balance of loans serviced
  through securitized trusts                      $   1,727,322   $   1,351,480
Allowance for estimated credit losses as
   a percentage of securitized loans serviced             3.74%            3.22%



Union Acceptance Corporation and Subsidiaries
Notes to the Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1997 and March  31, 1996
(Unaudited)


Note 4 - Reclassifications
Certain amounts in the fiscal 1996 Consolidated Condensed Financial Statements have been reclassified to conform to fiscal 1997 presentation.

Note 5 - Current Accounting Pronouncements

During June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The financial components approach focuses on the assets and liabilities that exist after the transfer.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted SFAS 125 on January 1, 1997. This pronouncement prescribes methodology for recognition of gain on sales of loans, as well as the valuation of the retained interests (or "excess servicing" ). Adjustments to market value based upon the valuation in accordance with SFAS 125 will be recorded, net of tax, as a separate component of shareholders' equity until realized. As a result of the adoption of SFAS 125, the Company recognized an unrealized gain on the valuation of its excess servicing which is defined as an "available for sale security" under the provisions of SFAS 125.

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

Note 6 - Restatement of Consolidated Condensed Financial Statements

The Company determined in August 1998 that it should measure other than temporary impairment of Excess Servicing on a disaggregate basis (the pool by pool method). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated condensed financial statements since the implementation of SFAS 125. This restatement had the effect of reducing net earnings by $8.9 million (net of income taxes of $6.1 million), or $0.67 per share, for the quarter and nine months ended March 31,1997. This restatement reduced shareholders' equity at March 31, 1997 by $229,000. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased net earnings for the quarter ended March 31, 1997 by $189,000 (net of income taxes of $128,000), or $0.01 per share and increased shareholders' equity at March 31, 1997 by $188,000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

         As more fully described in Note 6 to the Consolidated Condensed Financial Statements, this report contains financial information which has been restated.
         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated primarily by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes excess servicing as an asset. Excess servicing cash flows are recorded against the excess servicing asset as received over the life of the related securitization.
         Acquisition Volume. The Company acquires loans on automobiles made to borrowers who exhibit a favorable credit profile. The Company currently acquires loans in 27 states from over 3,000 manufacturer-franchised auto dealerships ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). Nearly 900 of the Company's dealerships participate in the Non-prime program, PAC. The Company continues to expand its operations by entering new cities, and by signing new dealers in existing markets. Total loan acquisitions for the three months ended March 31, 1997, increased 9.1% to $279.8 million over the same quarter of last year, and increased 25.9% to $883.9 million for the nine months ended March 31, 1997, over the same period of last year. The Company tightened its credit standards during the third quarter of fiscal 1997 (described below). These underwriting changes will most likely have the effect of decreasing loan acquisition growth on a short-term basis. Third quarter loan acquisitions were lower than the second quarter of fiscal 1997, and fourth quarter acquisitions are expected to be lower than the fourth quarter of fiscal 1996.
         Underwriting changes implemented prior to the beginning of fiscal 1997 included an increase in cut-off scores in several markets where losses were running at 2.50% or greater over the life of the pools. Additionally, the Company made significant policy changes during the third quarter of fiscal 1997 including the implementation of a new Risk Scorecard, and an increase in required discretionary income and total income thresholds. These strategies were employed in order to improve the overall average quality of the contracts being purchased. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. Company management will carefully evaluate the impact of these underwriting changes on the performance of the portfolio, and continue to make improvements to both the underwriting and collection policies in an effort to achieve an acceptable level of credit losses, and hence, the desired level of profitability. See "Discussion of Forward-Looking Statements" below.
         Non-prime loans represented approximately 3.1% and 3.8% of total loans acquired for the three and nine months ended March 31, 1997, respectively. The Company's marine lending program generated approximately $1.8 million and $3.4 million of loan acquisitions for the three and nine months ended March 31, 1997. The Company has historically focused its efforts and resources towards the prime auto segment, and will continue to do so in the future despite expanding its operations to include other products and programs. Management believes that there is substantial growth potential in the prime auto segment.
         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 1997 were 6.96% and 5.43%, respectively. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads on securitization transactions experienced steady compressions beginning in the first quarter of fiscal 1996 as a result of the lag between changes in market interest rates and loan rates. Net spreads began to rebound in the second quarter securitization of fiscal 1997 (27 basis points over the first quarter securitization), and increased again slightly during the third quarter transaction. Net spread is slightly lower compared to the same quarter of last year, but continues to be significantly higher than those spreads realized in fiscal 1995 and prior years. Net spreads are expected to experience some compression in the fourth quarter securitization due to changes in market interest rates relative to loan rates.
         Looking ahead, management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for the fourth quarter of fiscal 1997. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements ," below.
         Gain on sales of loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors but is primarily affected by the amount of loans securitized and the net spread. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.

         Portfolio Performance. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net charge-offs on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net loss experience on receivables will be comparable to that set forth below.

                                    March 31, 1997              June 30, 1996            March 31, 1996
                                ----------------------     ---------------------     ----------------------
                                Number of                  Number of                 Number of
                                 Loans         Amount       Loans       Amount        Loans          Amount
                                -------     ----------      -------   ----------     -------       --------
                                                           (Dollars in thousands)
Servicing portfolio              171,234     $1,836,305      147,722   $1,548,538     137,346     $1,403,369
Delinquencies
  30-59 days                       2,484         27,527        1,602       17,030       1,574         17,421
  60-89 days                       1,561         18,894          694        7,629         785          9,354
  90 days or more                    705          8,414          333        3,811         530          6,130
                                 -------     ----------      -------   ----------     -------     ----------
Total delinquencies                4,750         54,835        2,629       28,470       2,889         32,905

Delinquency as a percentage of
  servicing portfolio               2.77%         2.99%         1.78%        1.84%       2.10%          2.34%



         As indicated by the above table, delinquency rates at March 31, 1997, were higher as compared to the same quarter of last year. Delinquency rates based upon outstanding loan balances of accounts 30 days past due and over were 2.99% at March 31, 1997, compared to 2.34% at March 31, 1996, for the prime servicing portfolio. Management believes the increased delinquency is primarily due to a tightening of the criteria for the deferment of an account which became effective in February 1997. Bankrupt accounts which are included in delinquency statistics pending resolution continue to be a significant portion of the overall delinquency amount. Bankrupt accounts represented 42 basis points of delinquency at March 31, 1997.
         Non-prime portfolio delinquency was 4.18% based upon outstanding loan balances of accounts 30 days past due and over at March 31, 1997, compared to 3.35% at June 30, 1996, and 2.57% at March 31, 1996. The Company began acquiring non-prime loans in October 1994. Management expects fluctuations in delinquency rates on the non-prime portfolio as it continues to season. The increase in delinquency is due, in part, to a more strict application of the Company's deferral policy primarily through the reduction of discretionary deferrals under such policy. To date, the portfolio is performing within the ranges anticipated by the Company. The non-prime portfolio makes up only approximately 3.6% of the Company's total servicing portfolio. The Company has historically focused on the prime end of the credit spectrum and will continue to do so.


                                        Nine Months Ended           Fiscal Year Ended         Fiscal Year Ended
                                          March 31, 1997             June 30, 1996              June 30, 1995
                                      ---------------------       --------------------      ---------------------
                                                                  (Dollars in thousands)
Average servicing portfolio           162,120     1,727,725       132,363    1,343,770      104,455      982,875

Gross charge-offs                       4,393        48,923         3,663       40,815        3,493       28,628
Recoveries                                           19,089                     19,543                    15,258
                                                  ---------                  ---------                   -------
  Net charge-offs                                    29,834                     21,272                    13,370

Gross charge-offs as a percentage
  of average servicing portfolio         3.61%*        3.78%*        2.77%        3.04%        3.34%        2.91%

Recoveries as a percentage
  of gross charge-offs                                39.02%                     47.88%                    53.30%

Net charge-offs as a percentage
  of average servicing portfolio                       2.30%*                     1.58%                     1.36%

*  Annualized

         Annualized net charge-offs as a percentage of the average servicing portfolio were 2.30% for the nine months ended March 31, 1997, compared to 1.58% for the year ended June 30, 1996, and 1.39% for the nine months ended March 31, 1996. Tightening of the Company's deferral policy, as discussed above, accelerated losses during the third quarter causing quarterly statistics to be unusually high. Management believes that the short-term effect of this change will be to increase delinquency and accelerate net charge-offs; however, management does not expect overall credit losses in the long-term to increase materially as a result of the change. Management's expectations with respect to delinquency and credit loss trends constitute forward-looking statements and are subject to important factors that could cause actual results to differ materially from those projected by the Company. Certain such factors are discussed under "Discussion of Forward-looking Information" in the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K.
         Portfolio performance continues to be within the parameters of management's expectations despite the recent increases in delinquency and net charge-offs. The level of credit loss risk is gauged against the potential for profit in the underwriting process. Management has implemented various collections and underwriting changes throughout the year in order to improve portfolio performance, and continues to monitor closely the performance of the portfolio, and its response to policy changes.
         The increase in net charge-offs for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 is a result of both the increase in gross charge-offs as discussed above, as well as a decline in recovery rates. Recovery rates with respect to the prime servicing portfolio have declined from 53.30% for fiscal 1995 to 47.88% for fiscal 1996 and are at 39.02% for fiscal 1997 to date. Management attributes the decline to a softening in current used car prices. Management is working to improve the recovery percentage by refocusing on its recovery efforts.
         Non-prime net charge-offs totaled approximately $797,000 for the quarter. Annualized net charge-offs were 3.95% of the average Non-prime servicing portfolio for the nine months ended March 31, 1997, compared to 2.37% for the fiscal year ended June 30, 1996, and 2.19% for the nine months ended March 31, 1996. Management is closely monitoring the performance of the Non-prime portfolio as it matures, and is comfortable with the level of risk in relation to its earning potential.
         Overall, the Company has made strategic changes with respect to pricing and underwriting, including an increase in cut-off scores in several of its markets during the third quarter of fiscal 1996, and the implementation of a new Risk Scorecard in March 1997. Adjustments with respect to cut-off scores were made in markets whose implied loss statistics indicated losses at 2.50% or above on a static pool basis. The new scorecard is a composite credit bureau score. These changes were made with the intent of improving the overall quality of the contracts being acquired. Management continues to focus on controlled growth with an emphasis on credit quality. These strategies appear to be providing the Company with the desired results as the implied loss statistics as of March 31, 1997, indicated that the 1996 loan pools were improved over the 1995 loan pools. See "Discussion of Forward-Looking Statements" below.
         Provisions are made for estimated credit losses in conjunction with each loan sale. The allowance for estimated credit losses is inherent in the excess servicing asset recorded upon sale. Although management believes that the allowance for estimated credit losses on securitized loans represents an appropriate estimate of potential credit losses at the time of securitization, the adequacy of such provisions cannot be determined with certainty as many factors exist which could result in credit losses materially different from management's original estimates. The allowance for estimated undiscounted credit losses as a percentage of outstanding securitized loans was 3.74% at March 31, 1997, compared to 3.22% at June 30, 1996, and 3.19% at March 31, 1996.
Previously, excess servicing was marked to market on an aggregate basis and adjustments, net of tax, were recorded as a component of shareholders' equity. The Company determined in August 1998 that it should measure impairment of Excess Servicing on a disaggregate basis (the pool by pool method) and charge other than temporary pool by pool impairments to earnings and record unrealized gains as a separate component of shareholders' equity.

Results of Operations

         Net earnings for the three and nine months ended March 31, 1997, were down 145.1% and 38.0% respectively, compared to the three and nine months ended March 31, 1996. The decrease in net earnings for the quarter is primarily attributable to charges taken for pool by pool impairments of $16.0 million pre-tax ($9.5 million net of tax) offset by increased servicing fees. Reduced net earnings for the nine month period are primarily a result of charges taken for pool by pool impairments offset by improved net interest margins and increased servicing fees. The Company's total loan acquisitions for the quarter increased by 9.1% compared to the same quarter of last year. Year to date loan acquisitions are up 25.9% over the comparable periods of fiscal 1996. The servicing portfolio reached over $1.9 billion, a 32.2% increase over a year ago.
         Net interest margin after provision declined for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, but increased 29.6% to $8.7 million for the nine months ended March 31, 1997, compared to $6.7 million for the nine months ended March 31, 1996. The increase in interest income resulted from an increase in the average monthly balance of prime loans held for sale to $224.4 million for the nine months ended March 31, 1997, from $176.9 million for the corresponding period ended March 31, 1996, which was a result of increased loan acquisitions in the nine months ended March 31, 1997, relative to the nine months ended March 31, 1996. Total interest expense for the three and nine months ended March 31, 1997, was greater than in the corresponding periods of the prior fiscal year as a result of increased average outstanding borrowings (due to increased loan acquisitions and the issuance of $65 million 7.80% Senior Debt in March 1997). However, interest expense as a percentage of the average outstanding borrowings has decreased. The relative decrease in interest expense is a result of the complete amortization of upfront fees paid in connection with the warehouse facilities in fiscal 1996; because the warehouse facility agreements initially provided for a term of one year subject to renewal, the Company amortized all upfront costs over the first year. The warehouse facilities have subsequently been renewed. The ongoing interest costs related to the warehouse facilities (through which loan acquisitions are funded ) are variable and are based on commercial paper rates.
         Gain (loss) on sales of loans was $(6.2) million and $8.5 million for the three and nine months ended March 31, 1997, respectively, compared to $7.8 million and $23.0 million for the corresponding periods ended March 31, 1996, respectively. The loss for the three months ended March 31, 1997 consisted of a $9.8 million gain on sale from the current quarter securitization and a $16.0 million charge for other than temporary impairments of Excess Servicing. The gain for the nine months ended March 31, 1997 consisted of $24.5 million of gains on sales from quarterly securitizations and a $16.0 million charge for other than temporary impairments of Excess Servicing. The Company securitized over $293.3 million in loans during the third quarter of fiscal 1997 compared to $237.5 million in the third quarter of fiscal 1996. Although the volume of loans securitized during the third quarter of fiscal 1997 was increased over prior periods, the net spreads were less favorable than in the same period of fiscal 1996. Net spreads rebounded somewhat in the second and third quarter securitizations to 5.37% and 5.43%, respectively from 5.11% in the first quarter. Net spreads suffered compressions throughout fiscal 1996 due to upward moving market interest rates. There tends to be a lag between changes in market rates of interest (i.e. treasury rates) and automobile lending rates. There was compression in gross spreads for the third quarter securitization, but net spread improved because of favorable pricing terms obtained with respect to the third quarter transaction.
          Servicing fees, net increased 43.0% to $6.9 million for the three months ended March 31, 1997, compared to $4.8 million for the corresponding period ended March 31, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the accretion of discount on excess servicing cash flows, and excess rebates. Increased servicing fees were primarily a result of the increase in the average securitized loans for the three months ended March 31, 1997, as compared to the same period of the previous year.
         Other revenues increased to $1.0 million for the three months ended March 31, 1997, from $798,000 for the three months ended March 31, 1996. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from increases in late charge fee income. The increase is mainly due to the increased size of the servicing portfolio, but also due to increased delinquent accounts. Late charge income is not accrued, but is recorded as income when received.
         Salaries and benefits increased 25.8% to $4.1 million for the three months ended March 31, 1997, from $3.2 million the corresponding period ended March 31, 1996. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended March 31, 1997 were 371, compared to 283 for the comparable period ended March 31, 1996. The Company has experienced growth in collections, credit, sales, operations, and support personnel. These increases are in response to, and in anticipation of, continued expansion and loan acquisition growth, as well as a growing servicing portfolio. Additional levels of management and support staff have been added to ensure efficiency in operations as the Company's acquisition volume and servicing portfolio continues to grow.
         Other expenses increased only slightly to $3.5 million for the three months ended March 31, 1997, from $3.4 million for the three months ended March 31, 1996. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount, allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net decreased to $189.3 million at March 31, 1997, from $259.3 million at June 30, 1996. Loan acquisition volume was higher in the quarter ended June 30, 1996, than in the quarter ended March 31, 1997, as a result of seasonal fluctuations and the tightening of credit standards. The Company effected a $293.3 million prime securitization in the quarter ended March 31, 1997, and a $245.1 million prime securitization for the quarter ended June 30, 1996.
         Excess Servicing increased to $107.0 million as of March 31, 1997, from $83.4 million as of June 30, 1996. This balance increased by the amount capitalized upon consummation of the UACSC 1996-C, 1996-D, and 1997-A Auto Trusts related to excess servicing and estimated dealer premium rebates, and excess servicing related to the non-prime securitization effected in December 1996. Structuring of the prime securitizations included the sale of "interest only strips" which generated more cash from the sale, but served to reduce the initial excess servicing asset recorded. Total amounts capitalized for the nine months ended March 31, 1997 were $53.1 million. The Excess Servicing balance also increased by a pre-tax unrealized gain on excess servicing of $8.0 million in accordance with the provisions of SFAS 125. Excess Servicing also increased by the change in accrued interest of $1.9 million. The increases to Excess Servicing were offset by the return of excess cash flows of $19.8 million as received over the nine months ended March 31, 1997, related to all outstanding securitizations and by the effect of the $16.0 million other than temporary impairment of Excess Servicing. Also, additional provisions were made to the allowance for estimated credit losses on securitized loans during the first two quarters of fiscal 1997 of $3.6 million. The provisions were charged to gain
(loss) on sales of loans. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At March 31, 1997, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $64.5 million or 3.74% of the total securitized loan portfolio.
         Spread Accounts increased to $71.5 million at March 31, 1997, from $63.6 million at June 30, 1996. These balances were increased by deposits made monthly from excess servicing cash flows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposit was made in connection with the last several prime transactions as a result of the structuring which utilized alternative credit enhancements (i.e. surety bonds) in lieu of initial spread account deposits.
         The Warehouse Facilities, Senior Notes, and Senior Subordinated Notes constitute the Company's primary funding facilities. The Company issued $110.0 million in 8.53% Senior Notes (Due 2002) in August 1995, in conjunction with the spin-off from its former parent. In April 1996, the Company issued $46 million in 9.99% Senior Subordinated Notes (Due 2003) in a private placement. In March 1997, the Company issued $65 million of Senior Notes (Due 2002) in a private placement with an effective coupon of 7.80%. The balance of the Warehouse Facilities was $127.2 million at March 31, 1997, compared to $187.8 million at June 30, 1996. The decrease in total borrowings is due to the relative decrease in third quarter fiscal 1997 loan acquisitions as compared to the quarter ended June 30, 1996. Additionally, the Company has realized additional liquidity through its debt placement, by utilizing alternative credit enhancement features in its securitizations as discussed above, and by deferring a portion of the gain on sales of loans for income tax purposes.
         The net deferred income taxes payable totaled $18.3 million at March 31, 1997, compared to $8.4 million at June 30, 1996. The increase is a result of the deferral of a portion of the gain on sales of loans for the securitizations effected during the first three quarters of fiscal 1997 in excess of previously deferred income recognized currently for tax purposes.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits- The following Exhibits are filed as a part of this report:

                  Exhibit 10.1 - Note Purchase Agreement,  dated March 24, 1997, among Union Acceptance Corporation and certain purchasers of Senior Notes, due 2002*

                  Exhibit 27 -  Restated Financial Data Schedule

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.



*Previously filed.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNION ACCEPTANCE CORPORATION




December 30, 1998                   By:   /s/ Rick A. Brown
                                          -----------------
                                          Rick A. Brown
                                          Treasurer and Chief Financial Officer