Form 10-Q/A
period 1997-09-30
UNION ACCEPTANCE CORP
filed 1998-12-30
CIK 927790

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


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited) :

         Consolidated Condensed Balance Sheets as of
         September 30, 1997 and June 30, 1997                                  3

         Consolidated Condensed Statements of Earnings (Loss)
         for the Three Months Ended September 30, 1997 and 1996                4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended September 30, 1997 and 1996                        5

         Consolidated Condensed Statement of  Shareholders' Equity for the
         Three Months Ended September 30, 1997                                 6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Part II. OTHER INFORMATION                                                    18

         Signatures                                                           19

















Registrant is amending this report to give effect to previously announced restatement of its results of operations for the period covered by this report.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data


Assets                                                        September 30, 1997    June 30, 1997
------                                                        ------------------    -------------
                                                                 (Unaudited)

Cash                                                              $ 78,313             $ 58,801
Restricted cash                                                     17,173               16,657
Loans, net                                                         140,981              121,156
Accrued interest receivable                                          1,371                1,232
Property and equipment, net                                          4,196                2,150
Excess servicing                                                    95,923               99,047
Spread accounts                                                     69,914               71,744
Other assets                                                        22,171               20,481
                                                                  --------             --------
 Total Assets                                                     $430,042             $391,268
                                                                  ========             ========

Liabilities
-----------

Amounts due under warehouse facilities                            $ 93,190             $ 44,455
Long term debt                                                     221,000              221,000
Accrued interest payable                                             2,421                5,793
Amounts due to trusts                                               14,838               16,067
Dealer premiums payable                                              2,156                1,372
Other payables and accrued expenses                                  2,942                1,874
Deferred income tax payable                                         10,950               13,859
                                                                  --------             --------
 Total Liabilities                                                 347,497              304,420
                                                                  --------             --------

Shareholders' Equity
--------------------

Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                         --                   --

Class A Common Stock, without par value,
 authorized 30,000,000 shares; 4,016,788 and 4,011,358 shares issued and outstanding at September 30, 1997 and
 June 30, 1997, respectively                                        58,270               58,270

Class B Common Stock, without par value, authorized 20,000,000 shares; 9,200,000 shares issued and outstanding at
 September 30, 1997 and June 30, 1997, respectively                     --                   --

Net unrealized gain on excess servicing                              4,816                2,252
Retained earnings                                                   19,459               26,326
                                                                  --------             --------
 Total Shareholders' Equity                                         82,545               86,848
                                                                  --------             --------

 Total Liabilities and Shareholders' Equity                       $430,042             $391,268
                                                                  ========             ========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated  Condensed Statements of Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)




                                                 Three Months Ended
                                                    September 30,
                                           ------------------------------
                                               1997               1996
                                           ------------      ------------


Interest on loans                          $      6,627      $      9,233
Interest on spread accounts
   and restricted cash                            1,572             1,510
                                           ------------      ------------
   Total interest income                          8,199            10,743
Interest expense                                  6,053             6,410
                                           ------------      ------------
   Net interest margin                            2,146             4,333
Provisions for  losses                            1,505               855
                                           ------------      ------------
   Net interest margin after provision              641             3,478

Gain (loss) on sales of loans                   (10,847)            6,875
Servicing fees, net                               6,286             5,826
Other revenues                                    1,020               934
                                           ------------      ------------

 Total revenues                                  (2,900)           17,113
                                           ------------      ------------

Salaries and benefits                             4,610             3,632
Other expenses                                    4,013             3,514
                                           ------------      ------------

 Total operating expenses                         8,623             7,146
                                           ------------      ------------

Earnings (loss) before provision
   for income taxes                             (11,523)            9,967
Provision (benefit) for income taxes             (4,656)            4,049
                                           ------------      ------------

 Net earnings (loss)                       $     (6,867)     $      5,918
                                           ============      ============

 Net earnings (loss) per share             $      (0.52)     $       0.45
                                           ============      ============

 Weighted average number of
   common shares outstanding                 13,216,788        13,211,358
                                           ============      ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                        ------------------------
                                                                           1997           1996
                                                                        ---------      ---------

Cash flows from operating activities:
    Net earnings (loss)                                                 $  (6,867)     $   5,918
       Adjustments to reconcile net earnings (loss) to net cash
          provided (used) by operating activities:
              Loan acquisitions in excess of liquidations                (239,015)      (287,166)
              Dealer premiums paid in excess of dealer premium
                rebates received on loans held for sale                    (9,860)       (14,185)
              Securitization of loans held for sale                       218,390        310,999
              Gain on sales of loans                                       (7,489)        (9,756)
              Proceeds on sale of interest-only strip                       3,782          9,139
              Return of excess and servicing asset cash flows,
                net of present value effect                                 3,951          9,869
              Impairment of Excess Servicing                               16,397             --
              Provision for estimated credit losses                         1,505            855
              Amortization and depreciation                                 1,027            960
              Spread accounts                                               1,830         (7,899)
              Restricted cash                                                (516)        (1,330)
              Other assets and accrued interest receivable                 (3,678)           492
              Amounts due to trusts                                        (1,229)         3,630
              Other payables and accrued expenses                          (5,214)        (1,628)
                                                                        ---------      ---------
                   Net cash provided (used) by operating activities       (26,986)        19,898
                                                                        ---------      ---------

Cash flows from investing activities:
    Purchase of fixed assets                                               (2,237)          (297)
                                                                        ---------      ---------

Cash flows from financing activites:
    Net change in warehouse credit facilities                              48,735        (23,273)
                                                                        ---------      ---------

Change in cash                                                             19,512         (3,672)

Cash, beginning of period                                                  58,801         13,459
                                                                        ---------      ---------

Cash, end of period                                                     $  78,313      $   9,787
                                                                        =========      =========

Supplemental disclosures of cash flow information:

                   Income taxes paid                                    $       9      $      --
                                                                        =========      =========

                   Interest paid                                        $   9,672      $   9,880
                                                                        =========      =========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Three Months Ended September 30, 1997
(Dollars in thousands, except per share data)
(Unaudited)



                                   Number of Common Stock                                 Net
                                     Shares Outstanding                               Unrealized
                                                                                       Gain on                          Total
                                                                        Common          Excess          Retained    Shareholders'
                                   Class A            Class B           Stock          Servicing        Earnings        Equity
                                 --------------------------------  ------------  ----------------- ------------------------------

Balance at June 30, 1997            4,016,788         9,200,000      $  58,270       $    2,252       $  26,326   $   86,848
Net Earnings (Loss)                         -                -              -                -           (6,867)      (6,867)

                                 -------------------------------------------------------------------------------------------
                                    4,016,788         9,200,000         58,270            2,252          19,459       79,981

Net change in unrealized gain
   on excess servicing                      -                -              -             2,564               -        2,564
                                 -------------------------------------------------------------------------------------------
Balance at September 30, 1997       4,016,788         9,200,000      $  58,270       $    4,816       $  19,459   $   82,545
                                 ===========================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1997 and 1996
(Unaudited)

Note 1-  Basis of Presentation
         The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries.
         In contemplation of a public offering to sell common stock, UAC was formed as a wholly-owned subsidiary of Union Federal Savings Bank of
Indianapolis ("Union Federal") in December 1993. During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance Securitization Corporation were formed as wholly owned subsidiaries of UAC and selected assets and operations of the Union Division were transferred to UAC. In August of 1995, the Company completed an initial public offering simultaneously with a tax free spin-off from its parent, Union Federal. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly- owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC. During the first quarter of fiscal 1998, Circle City Car Company was formed as a wholly-owned subsidiary of UAC.
         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements. A summary of the Corporation's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1997.

Note 2- Earnings Per Share
         Earnings per share for the three months ended September 30, 1997, and September 30, 1996 were computed by dividing net earnings by the average common shares outstanding during the period. The effect of unexercised stock options on earnings per share is not or is less than three percent dilutive as of September 30, 1997 and 1996, respectively, and has not been included in the earnings per share computations.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1997 and 1996
(Unaudited)


Note 3 - Excess Servicing
Excess servicing is as follows (in thousands) at:

                                                 September 30,      June 30,
                                                    1997              1997
                                                 -----------       -----------
Estimated value of excess servicing cash
  flows, net of estimated prepayments            $   154,921       $   145,872
Allowance for estimated credit losses                (97,871)          (79,923)
Estimated dealer premium rebates                      25,569            26,447
Discount to present value                             (7,826)           (9,941)
                                                 -----------       -----------
                                                      74,793            82,455

Accrued interest on securitized loans                 13,033            12,807
Unrealized gain on excess servicing                    8,097             3,785
                                                 -----------       -----------
Excess Servicing                                 $    95,923       $    99,047
                                                 ===========       ===========

Outstanding balance of loans serviced
  through securitized trusts                     $ 1,837,423       $ 1,818,363
Allowance for estimated credit losses as
  a percentage of securitized loans serviced            5.33%             4.40%


Note 4 -Current Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The traditional presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Management does not expect earnings per share to change materially as a result of this pronouncement as the effect of unexercised stock options on earnings per share is not dilutive, and has not been included in the earnings per share computations for historical periods.

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

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1997 and 1996
(Unaudited)



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

Note 5 -Restatement of Consolidated Condensed Financial Statements

The Company determined in August 1998 that it should measure impairment of Excess Servicing on a disaggregate basis (pool by pool method). The resulting adjustments were of sufficient significance to require restatement of the consolidated condensed financial statements since the implementation of SFAS
125. This restatement had the effect of reducing net earnings by $7.5 million (net of income taxes of $5.1 million), or $0.57 per share, for the quarter ended September 30, 1997. This restatement decreased shareholders' equity at September 30, 1997 by $4.6 million. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased net earnings for the quarter ended September 30, 1997 by $147,000 (net of income taxes of $100,000), or $0.01 per share, and increased shareholders' equity at September 30, 1997 by $522,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

         As more fully described in Note 5 to the Consolidated Condensed Financial Statements, this report contains financial information which has been restated.
         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on sale of loans and establishes excess servicing as an asset. Excess servicing cash flows are recorded against the excess servicing asset as received over the life of the related securitization.
         Acquisition Volume. The Company currently acquires loans in 51 major metropolitan areas in 30 states from over 3,200 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). In June 1996, the Company began acquiring loans under the Marine lending program ("Marine lending"). The Company continues to expand and is focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Over the last year the Company made some strategic decisions with regard to pricing and underwriting with a view to improving the overall credit quality of the portfolio over the long-term. These changes, coupled with intense competition in the consumer finance markets, resulted in lower loan acquisition volume in the third and fourth quarters of fiscal 1997. Because of the competitive environment and tightened credit standards, the Company's loan acquisitions for the first half of fiscal 1998 are expected to be lower than the first half of fiscal 1997. Loan acquisition volume increased during the first quarter of fiscal 1998 compared to the quarter ended June 30, 1997. Total loan acquisitions were $252.9 million for the quarter ended September 30, 1997, up from $238.4 million for the quarter ended June 30, 1997, and down from $296.6 million for the same quarter of last year. Prime loan acquisitions for the quarter ended September 30, 1997 increased by 5.6% over the previous quarter, but declined 14.0% over the same quarter of last year. Non-prime loan acquisitions totaled $8.8 million for the quarter ended September 30, 1997, a 37.9% decrease over the same quarter of last year and a 53.3% increase over the previous quarter. Loan acquisitions for the marine business increased 153.9% for the first quarter ended over the same quarter of last year. However, due to the seasonal nature of boats and personal watercraft, loan acquisitions have decreased from the quarter ended June 30, 1997.
         Gross and Net Spreads. Market interest rates (i.e. treasury rates) on the quarterly securitizations remained fairly constant over most of fiscal 1997, increasing in the fourth quarter and declining slightly during the first quarter ended September 30, 1997. The gross and net spreads on the first quarter securitization of fiscal 1998 were 7.04% and 5.38% compared to 6.82% and 5.11%, respectively over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads increased during fiscal 1997, dropping in the fourth quarter and rebounding in the first quarter of fiscal 1998. There tends to be a lag between changes in market rates of interest and automobile loan rates. As previously stated, market interest rates declined from the June quarter to the September quarter securitization; however, contract rates on loans sold in September 1997 (acquired in June, July and August, 1997) increased, thereby effecting a higher gross and net spread on the September securitization.
         Management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".
          Gain on Sales of Loans. Gain on Sales of Loans can be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread, and the level of estimation for credit losses. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.
         Portfolio Performance. There has been a general deterioration in the consumer credit markets despite low unemployment and relatively good economic conditions. UAC believes that this decline is due primarily to debtor over extension, which results in higher consumer debt levels and the consumer's increased readiness to declare bankruptcy. These factors have led to increased delinquency and net credit losses, especially in the 1995 securitization pools. According to industry loss curves, the losses on those loans acquired in 1995 should have peaked as they are currently in the 23rd to 32nd month of their lives. However, delinquency and credit losses on these loan pools have remained higher than expected. The delinquency and projected credit losses on those loans acquired in 1996 are also higher than UAC expectations, however, the credit quality on those loans appears stronger than on those loans acquired in 1995. Moreover, the quality of loans acquired in 1997, to date, appears stronger than the quality of loans acquired in 1996. UAC has and is continuing to address this issue through tightened underwriting credit standards, forming collection teams to specifically target problem accounts and utilizing new scoring tools that allow UAC to focus its collection efforts in the most effective manner.
         Recovery rates have continued to decline due to a soft used car market, resulting from saturation of used leased vehicles and repossessed vehicles due to bankruptcy. Recoveries as a percentage of gross charge-offs declined to 35.28% for the quarter ended September 30, 1997 from 43.00% and 40.36% for the quarter ended June 30, 1997 and September 1996, respectively. Management continues to look for ways to improve recovery rates. One step recently taken was to increase tracking efforts on insurance and warranty refunds due to the Company. Additionally, UAC has acquired a 6.5 acre property near its Indianapolis headquarters for the purpose of expanding reconditioning and retail remarketing operations which have outgrown their current facilities in Indianapolis. See -"Other Matters"
          Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the estimated credit loss allowance for the first quarter securitization was 4.00% over the life of the pool. Allowance related to credit loss on securitized loan losses (inherent in the excess servicing asset) increased to 5.33% at September 30, 1997 compared to 4.40% at June 30, 1997, and 3.27% at September 30, 1996. During the quarter ended September 30, 1997, the Company recorded a pre-tax charge of $16.4 million primarily to increase the allowance for estimated credit losses on those pools which were deemed to have other than temporary impairment.
         Prime Portfolio. Set forth below is certain information concerning the experience of UAC pertaining to delinquencies, and net credit losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".


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


Results of Operations

         Net loss for the quarter was $6.9 million or $0.52 per share compared to net earnings of $5.9 million or $0.45 per share for the same quarter of last year. The decrease in net earnings is primarily attributable to a $16.4 million ($9.8 million after tax) charge for pool by pool impairments of excess servicing primarily related to an increase in the allowance for estimated credit losses on the securitized portfolio as well as a decrease in net interest margin after provision of $2.8 million.
         Net interest margin, after provision for September 30, 1997 was $641,000, a 81.6% decrease from the net interest margin after provision of $3.5 million for the same period of last year. Interest on loans for the quarter decreased 28.2% to $6.6 million compared to $9.2 million for the corresponding quarter of last year. The decrease in the net interest margin is due to a combination of a lower amount of loans held for sale at June 30, 1997 of $116.4 million compared to loans held for sale at June 30, 1996 of $244.0 million and lower loan acquisitions during the first quarter of fiscal 1998 compared to first quarter of fiscal 1997. Interest expense for the three months ended September 30, 1997 was $6.1 million compared to $6.4 million for the same period of last year. The decrease in interest expense is due primarily to lower average borrowing needs for the quarter ended September 30, 1997 resulting from lower loan acquisitions. This was partially offset by a higher effective interest cost due to a greater percentage of the borrowing being from long-term debt. The Company issued $65 million in Senior Notes during March 1997 resulting in increased interest expense on long-term debt beginning with the third quarter of fiscal 1997.
         Loss on sales of loans totaled $10.8 million for the quarter ended September 30, 1997 compared to a gain of $6.9 million for the same quarter of last year. The loss for the three months ended September 30, 1997 consisted of a $5.6 million gain on sale from the current quarter securitization and a $16.4 million charge for other than temporary impairments of Excess Servicing. Gain on sales of loans before impairment decreased due to loan acquisitions being down which resulted in a lower securitization for the first quarter of fiscal 1998 compared to the first quarter securitization of fiscal 1997. The loans sold in the securitization for the three months ended September 30, 1997 were $218.4 million compared to nearly $310.1 million for the three months ended September 30, 1996. This was offset, somewhat, by the improvement of gross and net spreads on this quarter's securitization of 7.04% and 5.38%, compared to 6.82% and 5.11%, respectively over the securitization in the same quarter of last year. Included in the gain on sale was an allowance for estimated credit loss of 4.00% and 3.00%, respectively.
         Servicing fees, net increased 7.9% to $6.3 million for the three months ended September 30, 1997, compared to $5.8 million for the three months ended September 30, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the scheduled accretion of discount established on the excess servicing asset at the time of securitization, and rebates received in excess of original estimates recorded inherent in the gain calculation. The increase in servicing fees, net is primarily a result of the increase in average securitized loans to nearly $1.8 billion for the first quarter of fiscal 1998, compared to just over $1.4 billion for the first quarter of fiscal 1997. Servicing fees are also impacted by the timing of excess servicing cash flows and excess rebates. The Company's rebate receivable is marked to market as a component of the excess servicing asset beginning with the fourth quarter of fiscal 1997 and thus, the Company does not expect to receive excess rebates in fiscal 1998. Prior to this, excess rebates received were included in servicing fees, net and totaled $809,000 for the quarter ended September 30, 1996.
         Other revenues increased to $1.0 million for the three months ended September 30, 1997, from $934,000 for the three months ended September 30, 1996. The increase resulted primarily from increases in late charge fee income, offset by a decrease in origination fee income.
         Salaries and benefits increased to $4.6 million for the three months ended September 30, 1997, from $3.6 million for the corresponding period ended September 30, 1996. This increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three months ended September 30, 1997, were 420 compared to 347 for the comparable period ended September 30, 1996. The Company has experienced growth primarily in collections, but modestly in other areas. These increases are primarily in response to a growing servicing portfolio. Additional support staff has been added to ensure efficiency in operations as the Company's servicing portfolio continues to grow.
         Other operating expenses increased 14.2% to $4.0 million for the three months ended September 30, 1997, from $3.5 million for the three months ended September 30, 1996. Operating expense as a percentage of average servicing portfolio was 1.76% and 1.71% for the period ending September 30, 1997 and September 30, 1996, respectively. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. The increase resulted primarily from an increase in consulting/professional fees for the Activity Based Management ("ABM") project that began in July 1997, which will help the Company identify costs of processes performed for use in pricing and improvement in overall efficiency.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $141.0 million at September 30, 1997, from $121.2 million at June 30, 1997. This increase was due to the net effect of higher loan originations in the first quarter (over the previous quarter) and a lower securitization in the first quarter (over the previous quarter).
         Excess Servicing decreased to $95.9 million as of September 30, 1997, from $99.0 million as of June 30, 1997. This balance increased by the amount capitalized upon consummation of the UACSC 1997-C Auto Trust ("1997-C") prime securitization related to excess servicing and estimated dealer premium rebates. Structuring of the securitization includes the sale of "interest only strips" which generates more cash from the sale, but serves to reduce the initial excess servicing asset recorded. Total amounts capitalized for the three months ended September 30, 1997 were $12.5 million. The Excess Servicing balance also increased by an additional pre-tax unrealized gain on excess servicing of $4.3 million and a $200,000 increase in accrued interest. The increases to Excess Servicing were offset by the return of excess cash flows of $3.7 million as received over the three months ended September 30, 1997, related to all outstanding securitizations and by the effect of the $16.4 million other than temporary impairment of the excess servicing asset taken during the current quarter. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At September 30, 1997, the allowances related to both prime and non-prime securitized loans totaled $97.9 million or 5.33% of the total securitized loan portfolio compared to $79.9 million or 4.40% at June 30, 1997 and $48.7 million or 3.27% at September 30, 1996.
         Spread Accounts decreased to $69.9 million at September 30, 1997, from $71.7 million at June 30, 1997. These balances are increased by deposits made monthly from excess servicing cash flows, and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts is in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required due to negative excess servicing.
         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $314.2 million at September 30, 1997, compared to $265.5 million at June 30, 1997. The increase in total borrowings was primarily related to the increase in first quarter loan acquisitions as compared to the previous quarter ended June 30, 1997.
         The net deferred income taxes payable totaled $11.0 million at September 30, 1997, compared to $13.9 million at June 30, 1997. This decrease is a result of the net operating loss carryforward net of the deferral of a portion of the gain on sale of loans for the securitization effected during the quarter ended September 30, 1997 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) purchases and financing of loans, (ii) payment of Dealer Premiums,
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities, (iv) servicer advances of payments on securitized loans pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the prime securitized portfolio, (ii) Excess Servicing Cash Flows, (iii) Dealer Premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and (vi) sales of loans in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities decreased to $27.0 million for the three months ended September 30, 1997, from net cash provided by operating activities of $19.9 million for the three months ended September 30, 1996. This was primarily attributable to a decrease in loans securitized relative to loans acquired. The increase in cash used for investing activities was primarily due to the purchase of property for the expansion of the retail remarketing operations in Indianapolis. See - "Other Matters".
         Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 1998, hedging transactions have required a use of cash of $1.1 million.

         Financing Activities and Credit Facilities. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financings including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of loan pools as its primary source of long-term funding, and currently intends to continue to do so. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the loan pools while maintaining the servicing rights to the loans, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets.
         The Company has borrowing arrangements with an independent financial institution for the Prime Warehouse Facility of up to $350.0 million and a similar Non-prime Warehouse Facility of up to $50.0 million. Additionally, the
Company has a Marine Warehouse Facility of up to $50.0 million that was established in April 1997. The Prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 100.0% of the outstanding principal balance of eligible loans at the time of purchase to the extent allocable to loans which, upon acquisition, provided for 72 monthly payments or less. Additional funding is provided for eligible loans with greater than 72 monthly payments at a purchase price of up to 92.0% of the outstanding principal balance. The advance rate is adjusted monthly based upon actual loss statistics in order to maintain the necessary enhancement level. The Non-prime Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 87.0% of the outstanding principal balance of eligible loans at the time of purchase. The Marine Warehouse Facility provides funding for loan acquisitions at a purchase price of up to 88.0% for any boat loan, up to 65.0% for personal watercraft loans with 49 to 60 scheduled monthly payments, and personal watercraft loans with less than 49 monthly payments at a purchase price of up to 83.0%. The Company also issued $110.0 million in Senior Notes in connection with the spin-off of the Company by Union Federal and the Company's initial public offering, and completed a private placement of $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. Between securitization transactions, the Company relies primarily on the Revolving Warehouse Credit Facilities to fund ongoing loan acquisitions (not including Dealer Premiums). In addition to loan acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities.
         Management believes that the proceeds from the Company's initial public offering, the Senior Notes, the Senior Subordinated Notes, the Warehouse Facilities described above, future earnings, and periodic securitization of loans should provide the necessary capital and liquidity for its operations during the remainder of fiscal 1998.
         The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash-effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

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

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits-The following exhibits are filed as part of this report:

               Exhibit 10.1 - Annual Bonus Plan for Management Employees,  dated
                    July 1, 1997*

               Exhibit  10.2  -  Annual  Bonus  and  Deferral  Plan  for  Senior
                    Officers, dated July 1, 1997*

               Exhibit 27 - Restated Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.



*Previously filed

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Union Acceptance Corporation



December 30, 1998                   By:  /S/   Rick A. Brown
                                         ------------------------------
                                          Rick A. Brown
                                          Treasurer and Chief Financial Officer