Form 10-Q/A
period 1997-12-31
UNION ACCEPTANCE CORP
filed 1998-12-30
CIK 927790

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

         Consolidated Condensed Statements of Earnings (Loss) for the Three
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

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data



Assets                                                                   December 31, 1997             June 30, 1997
------                                                                   -----------------             -------------
                                                                           (Unaudited)

Cash                                                                       $ 55,500                       $ 58,801
Restricted cash                                                              18,394                         16,657
Loans, net                                                                  173,891                        121,156
Accrued interest receivable                                                   1,779                          1,232
Property and equipment, net                                                   4,979                          2,150
Excess servicing                                                            101,949                         99,047
Spread accounts                                                              67,424                         71,744
Other assets                                                                 19,199                         20,481
                                                                           --------                       --------
 Total Assets                                                              $443,115                       $391,268
                                                                           ========                       ========

Liabilities
-----------

Amounts due under warehouse facilities                                     $102,612                       $ 44,455
Long term debt                                                              221,000                        221,000
Accrued interest payable                                                      5,796                          5,793
Amounts due to trusts                                                        12,779                         16,067
Dealer premiums payable                                                       1,514                          1,372
Other payables and accrued expenses                                           2,688                          1,874
Deferred income tax payable                                                  11,199                         13,859
                                                                           --------                       --------
 Total Liabilities                                                          357,588                        304,420
                                                                           --------                       --------

Shareholders' Equity
--------------------

Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                                  --                             --

Class A Common Stock, without par value,
 authorized 30,000,000 shares; 4,376,446 and 4,016,788 shares issued and outstanding at December 31, 1997 and
 June 30, 1997, respectively                                                 58,360                         58,270

Class B Common Stock, without par value,
 authorized 20,000,000 shares; 8,855,036 and 9,200,000 shares issued and outstanding at December 31, 1997 and
 June 30, 1997, respectively                                                     --                             --

Net unrealized gain on excess servicing                                       6,498                          2,252
Retained earnings                                                            20,669                         26,326
                                                                           --------                       --------
 Total Shareholders' Equity                                                  85,527                         86,848
                                                                           --------                       --------

 Total Liabilities and Shareholders' Equity                                $443,115                       $391,268
                                                                           ========                       ========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                               December 31,                        December 31,
                                                     ------------------------------     ------------------------------
                                                         1997              1996             1997              1996
                                                     ------------      ------------     ------------      ------------


Interest on loans                                    $      6,473      $      9,096     $     13,100      $     18,329
Interest on spread accounts
   and restricted cash                                      1,461             1,545            3,033             3,055
                                                     ------------      ------------     ------------      ------------
   Total interest income                                    7,934            10,641           16,133            21,384
Interest expense                                            6,167             6,265           12,220            12,675
                                                     ------------      ------------     ------------      ------------
   Net interest margin                                      1,767             4,376            3,913             8,709
Provisions for  losses                                      1,770               993            3,275             1,848
                                                     ------------      ------------     ------------      ------------
   Net interest margin (deficit) after provision               (3)            3,383              638             6,861

Gain (loss) on sales of loans                               2,020             7,790           (8,827)           14,665
Servicing fees, net                                         6,533             6,258           12,819            12,084
Other revenue                                                 985               910            2,005             1,844
                                                     ------------      ------------     ------------      ------------

Total revenues                                              9,535            18,341            6,635            35,454
                                                     ------------      ------------     ------------      ------------

Salaries and benefits                                       4,871             3,900            9,481             7,532
Other expenses                                              4,165             3,932            8,178             7,446
                                                     ------------      ------------     ------------      ------------

Total operating expenses                                    9,036             7,832           17,659            14,978
                                                     ------------      ------------     ------------      ------------

Earnings (loss) before provision
   for income taxes                                           499            10,509          (11,024)           20,476
Provision (benefit) for income taxes                         (711)            4,316           (5,367)            8,365
                                                     ------------      ------------     ------------      ------------

Net earnings (loss)                                  $      1,210      $      6,193     $     (5,657)     $     12,111
                                                     ============      ============     ============      ============

 Net earnings (loss) per share (diluted & basic)     $       0.09      $       0.47     $      (0.43)     $       0.92
                                                     ============      ============     ============      ============

 Weighted average number of
   common shares outstanding                           13,227,010        13,215,515       13,221,899        13,213,437
                                                     ============      ============     ============      ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                          ------------------------
                                                                             1997           1996
                                                                          ---------      ---------

Cash flows from operating activities:
    Net earnings (loss)                                                   $  (5,657)     $  12,111
       Adjustments to reconcile net earnings (loss) to net cash
       provided (used) by operating activities:
                 Loan acquisitions in excess of liquidations               (476,782)      (588,707)
                 Dealer premiums paid in excess of dealer premium
                   rebates received on loans held for sale                  (21,175)       (28,355)
                 Securitization of loans held for sale                      422,537        625,192
                 Gain on sales of loans                                     (12,512)       (22,526)
                 Proceeds on sale of interest-only strip                      7,137         18,293
                 Return of excess and servicing asset cash flows,
                    net of present value effect                              10,270         18,074
                 Impairment of Excess Servicing                              17,549             --
                 Provision for estimated credit losses                        3,275          1,848
                 Amortization and depreciation                                2,093          1,860
                 Spread accounts                                              4,320         (9,054)
                 Restricted cash                                             (1,737)        (1,430)
                 Other assets and accrued interest receivable                (2,478)        (3,473)
                 Amounts due to trusts                                       (3,288)         3,802
                 Other payables and accrued expenses                         (1,754)         3,218
                                                                          ---------      ---------
                     Net cash provided (used) by operating activities       (58,202)        30,853
                                                                          ---------      ---------

Cash flows from investing activities:
    Purchase of fixed assets                                                 (3,256)          (561)
                                                                          ---------      ---------

Cash flows from financing activites:
    Net change in warehouse credit facilities                                58,157        (31,340)
    Payment of borrowing fees                                                    --             (4)
                                                                          ---------      ---------
                     Net cash provided (used) by financing activities        58,157        (31,344)

Change in cash                                                               (3,301)        (1,052)

Cash, beginning of period                                                    58,801         13,459
                                                                          ---------      ---------

Cash, end of period                                                       $  55,500      $  12,407
                                                                          =========      =========

Supplemental disclosures of cash flow information:

                     Income taxes paid                                    $      20      $   4,200
                                                                          =========      =========

                     Interest paid                                        $  12,768      $  13,399
                                                                          =========      =========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended December 31, 1997
(Dollars in thousands, except per share data)
(Unaudited)


                                     Number of Common Stock                           Net
                                       Shares Outstanding                          Unrealized
                                                                                    Gain on                       Total
                                                                 Common             Excess      Retained      Shareholders'
                                  Class A        Class B         Stock             Servicing    Earnings         Equity
                                  ------------------------       -----             ---------    --------         ------

Balance at June 30, 1997         4,016,788       9,200,000       $   58,270     $     2,252    $   26,326   $    86,848
Grants of Common Stock              14,694               -               90               -             -            90
Conversion of Class B
   Common Stock into Class A
   Common Stock                    344,964       (344,964)                -               -             -             -

Net Earnings (Loss)                      -              -                 -               -        (5,657)       (5,657)
                                ----------------------------------------------------------------------------------------
                                 4,376,446       8,855,036           58,360           2,252        20,669        81,281

Net change in unrealized gain
   on excess servicing                   -               -                -           4,246             -         4,246
                                ----------------------------------------------------------------------------------------
Balance at December 31, 1997     4,376,446       8,855,036       $   58,360     $     6,498    $   20,669   $    85,527
                                ========================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1997 and December 31, 1996
(Unaudited)

Note 1-  Basis of Presentation

         The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries.
         During fiscal 1995, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation and Performance
Securitization Corporation were formed as wholly owned subsidiaries of UAC. During fiscal 1996, UAC Boat Funding Corp. was formed as a wholly- owned subsidiary of UAC. In fiscal 1997, UAC Finance Corporation was formed as a wholly-owned subsidiary of UAC. Circle City Car Company and Union Acceptance Receivables Corporation were formed as wholly-owned subsidiaries of UAC during the first and second quarters, respectively, of fiscal 1998.
         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in full annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


Note 2- Earnings Per Share

         The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("EPS") which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. Accordingly, these amounts appear on the consolidated financial statements in this Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended December 31, 1997 and 1996 were 13,227,010 and 13,215,515, respectively. The weighted average number of shares used in the basic and dilutive EPS computations for the six months ended December 31, 1997 and 1996 were 13,221,899 and 13,213,437, respectively.


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


Note 4- Excess Servicing

Excess servicing is as follows (in thousands) at:

                                                 December 31,        June 30,
                                                     1997              1997
                                                 -----------       -----------
Estimated value of excess servicing cash
  flows, net of estimated prepayments            $   154,093       $   145,872
Allowance for estimated credit losses                (92,512)          (79,923)
Estimated dealer premium rebates                      24,680            26,447
Discount to present value                             (8,446)           (9,941)
                                                 -----------       -----------
                                                      77,815            82,455

Accrued interest on securitized loans                 13,721            12,807
Unrealized gain on excess servicing                   10,413             3,785
                                                 -----------       -----------
Excess Servicing                                 $   101,949       $    99,047
                                                 ===========       ===========

Outstanding balance of loans serviced
  through securitized trusts                     $ 1,829,869       $ 1,818,163
Allowance for estimated credit losses as
  a percentage of securitized loans serviced            5.06%             4.40%


Note 5-Current Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all non-owner changes in shareholders' equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Company, but is not expected to have an impact on the financial statements or results of operations.
         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

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



Note 7 - Restatement of Consolidated Condensed Financial Statements

The Company determined in August 1998 that it should measure other than temporary impairment of Excess Servicing on a disaggregate basis (the pool by pool method). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated condensed financial statements since the implementation of SFAS 125. This restatement had the effect of reducing net earnings by $719,000 (net of income taxes of $434,000), or $0.05 per share, for the quarter ended December 31, 1997. This restatement reduced shareholders' equity at December 31, 1997 by $1.9 million. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that decreased net earnings for the quarter ended December 31, 1997 by $17,000 (net of income taxes of $11,000), or $0.01 per share and increased shareholders' equity at December 31, 1997 by $506,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         As more fully described in Note 7 to the Consolidated Condensed Financial Statements, this report contains financial information which has been restated.
         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on sale of loans and establishes excess servicing as an asset. Excess servicing cash flows are recorded against the excess servicing asset as received over the life of the related securitization.
         Acquisition Volume. The Company currently acquires loans in 51 major metropolitan areas in 30 states from over 3,300 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("Prime lending") and since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's Prime lending program ("Non-prime lending"). In June 1996, the Company began acquiring loans under the Marine lending program ("Marine lending"). The Company continues to expand through focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Over the last year, the Company made some strategic decisions with regard to pricing and underwriting to improve the overall credit quality of the portfolio over the long-term. These changes coupled with intense competition in the consumer finance markets and the cyclical nature of the automotive industry continue to negatively impact the volume of loan acquisitions. Total loan acquisitions were $227.4 million for the quarter ended December 31, 1997, a decrease from $252.9 million for the quarter ended September 30, 1997, and $307.4 million for the quarter ended December 31, 1996. Prime loan acquisitions for the quarter ended December 31, 1997, decreased by 8.8% from the previous quarter, and 25.2% from the quarter ended December 31, 1996. Non-prime loan acquisitions for the quarter ended December 31, 1997, decreased by 34.2% from the quarter ended September 30, 1997, and 46.7% from the quarter ended December 31, 1996. Loan acquisitions for the marine business decreased 70.1% from the quarter ended September 30, 1997, and 44.2% from the quarter ended December 31, 1996.
         Gross and Net Spreads. Market interest rates (i.e. treasury rates) on the second quarter securitization decreased significantly from the first quarter securitization. The gross and net spreads on the second quarter securitization of fiscal 1998 were 6.71% and 5.07% compared to 7.39% and 5.37%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses. Net spread on the most recent prime securitization (November 1997) was 5.07% compared to 5.38% in the first quarter securitization and 5.37% in the quarter ended December 31, 1996. Because of the higher spread to treasury rates in the asset-backed securities market, the net spread on the second quarter securitization of fiscal 1998 was lower compared to the second quarter securitization of fiscal 1997.
         Management is currently targeting net spreads of 4.85% to 5.35% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 65 basis points) for fiscal 1998. Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements ".
          Gain on Sales of Loans. Gain on Sales of Loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread and the level of estimated credit losses. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads.
         Portfolio Performance. Increasing delinquency and credit losses prior to this quarter have been attributed to the deterioration of consumer credit despite low unemployment and relatively good economic conditions. There has been a slight improvement in delinquency and credit losses since September 1997, which is primarily attributable to strategic efforts made by the Company. Beginning in March 1997, UAC implemented tighter credit standards in loan acquisitions to help ensure adequate credit quality. Several collection strategies have been implemented to target problem accounts, including forming specialized collection teams to concentrate on specific classes of accounts and utilization of new scoring tools to focus collection efforts most effectively.
         Recovery rates are a contributing factor to higher credit losses. The market for the sale of used-cars at auction has continued to decline due to saturation by used leased vehicles and repossessed vehicles due to bankruptcy.
Recoveries as a percentage of gross charge-offs increased to 38.11% for the quarter ended December 31, 1997, up from 35.28% for the quarter ended September 30, 1997, and 37.52% for the quarter ended December 31, 1996. Although recovery rates showed signs of improvement during the most recent quarter, management continues to look for ways to improve recovery rates, including expansion of the Company's reconditioning and remarketing operations. See - "Other Matters"
         Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the gain allowance for the second quarter securitization were 4.00% over the life of the pool.
Allowance for estimated credit losses on securitized loans (inherent in the excess servicing asset) decreased to 5.06% at December 31, 1997, from 5.33% at September 30, 1997, and increased from 3.40% at December 31, 1996. During the quarter ended December 31, 1997, the Company recorded a pre-tax charge of $1.2 million primarily to increase the allowance for estimated credit losses on those pools which were deemed to have other than temporary impairment.
         Prime Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Prime fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".



                                                                Prime Delinquency Experience At
                                  ------------------------------------------------------------------------------------------
                                       December 31, 1997              September 30,1997               December 31, 1996
                                  -----------------------------    --------------------------     --------------------------
                                                                    (Dollars in thousands)
                                      Number of                     Number of                     Number of
                                        Loans        Amount          Loans            Amount        Loans           Amount
                                        -----        ------          -----            ------        -----           ------
Servicing portfolio                    179,962       1,920,930     177,377         1,896,748       165,270       1,766,525
Delinquencies
  30-59 days                             3,954          41,778       4,310            45,766         1,743          18,973
  60-89 days                             2,274          25,933       2,196            25,156         1,235          14,388
  90 days or more                          688           8,048         934            11,131           892          10,744
                                  -----------------------------------------------------------------------------------------
Total delinquencies                      6,916          75,759       7,440            82,053         3,870          44,105

Delinquency as a
  percentage of servicing portfolio       3.84%           3.94%       4.19%            4.33%         2.34%           2.50%



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



                                                                   Prime Credit Loss Experience
                                                                    For the Three Months Ended
                                ------------------------------------------------------------------------------------------------

                                           December 31, 1997          September 30, 1997              December 31, 1996
                                      -------------------------   ----------------------------    ------------------------------

                                                                        (Dollars in thousands)
                                       Number of                  Number of                         Number of
                                        Loans          Amount       Loans           Amount            Loans            Amount
                                        -----          ------       -----           ------            -----            ------
Average servicing portfolio             179,334      $1,916,778    175,920      $    1,881,603         162,427       $1,731,548

Gross charge-offs                         1,977          22,373      2,054              23,056           1,268           14,144
Recoveries                                                8,527                          8,134                            5,307
                                                   -------------              -----------------                ----------------
  Net charge-offs                                        13,846                         14,922                            8,837


Gross charge-offs as a percentage
  of average servicing portfolio (1)       4.41%          4.67%       4.67%              4.90%           3.12%            3.27%
Recoveries as a percentage of
  gross charge-offs                                      38.11%                         35.28%                           37.52%
Net charge-offs as a percentage
  of average servicing portfolio (1)                      2.89%                          3.17%                            2.04%



                                                                  For the Six Months Ended
                                         --------------------------------------------------------------------------

                                                      December 31, 1997                December 31, 1996
                                         -----------------------------------    -----------------------------------

                                                                   (Dollars in thousands)
                                                 Number of                       Number of
                                                   Loans             Amount       Loans            Amount
Average servicing portfolio                       177,627         $,899,190      157,815     $    1,674,077

Gross charge-offs                                   4,031            45,429        2,254             24,895
Recoveries                                                           16,661                           9,646
                                                             ---------------                 --------------
  Net charge-offs                                                    28,768                          15,249

Gross charge-offs as a percentage
  of average servicing portfolio (1)                4.54%             4.78%        2.86%              2.97%
Recoveries as a percentage
  of gross charge-offs                                               36.68%                          38.75%
Net charge-offs as a percentage
  of average servicing portfolio (1)                                  3.03%                           1.82%

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


                                                                 Non-prime Delinquency Experience At
                                      ----------------------------------------------------------------------------
                                           December 31, 1997          September 30, 1997        December 31, 1996
                                      -----------------------      ------------------------   --------------------

                                                                   (Dollars in thousands)
                                       Number of                    Number of                 Number of
                                        Loans         Amount         Loans        Amount       Loans         Amount
                                        -----         ------         -----        ------       -----         ------
Servicing portfolio                     6,367        $70,439          6,288     $70,760       5,574      $   64,746
Delinquencies
  30-59 days                              400          4,647            380       4,420         119           1,445
  60-89 days                              150          1,728            162       1,876          80           1,009
  90 days or more                           -              -              -           -           -               -
                                      --------        -------       --------     -------   ---------       ---------
Total delinquencies                       550          6,375            542       6,296         199           2,454

Delinquency as a
  percentage of servicing portfolio     8.64%          9.05%          8.62%       8.90%       3.57%           3.79%


     As indicated in the above table, Non-prime portfolio delinquency was 9.05% based on outstanding loan balances of accounts 30 days past due and over at December 31, 1997, compared to 8.90% at September 30, 1997, and 3.79% at December 31, 1996. The increase in delinquency at December 31, 1997, compared to December 31, 1996, is due primarily to the seasoning of the portfolio.



                                                                      Non-prime Credit Loss Experience
                                                                        For the Three Months Ended
                                          ---------------------------------------------------------------------------

                                             December 31, 1997            September 30, 1997        December 31, 1996
                                             -----------------            ------------------        -----------------
                                                                     (Dollars in thousands)
                                           Number of                Number of                   Number of
                                             Loans         Amount     Loans         Amount        Loans        Amount
                                             -----         ------     -----         ------        -----        ------
Average servicing portfolio                  6,340       $  70,547     6,202     $    69,825       5,402     $  62,863

Gross charge-offs                              195           2,163       229           2,474          67           733
Recoveries                                                     708                       933                       184
  Net charge-offs                                        ---------             -------------               -----------
                                                             1,455                     1,541                       549

Gross charge-offs as a percentage
  of average servicing portfolio (1)         12.30%          12.26%    14.77%          14.17%       4.96%         4.66%
Recoveries as a
  percentage of gross charge-offs                            32.75%                    37.71%                    25.10%
Net charge-offs as a percentage
  of average servicing portfolio (1)                          8.25%                     8.83%                     3.49%


                                                             For the Six Months Ended
                                             -------------------------------------------------------
                                                  December 31, 1997            December 31, 1996
                                              -------------------------    -------------------------

                                                             (Dollars in thousands)
                                               Number of                   Number of
                                                 Loans        Amount        Loans             Amount
                                                 -----        ------        -----             ------
Average servicing portfolio                         6,271   $  70,186      5,014         $    58,386

Gross charge-offs                                     424       4,637        136               1,484
Recoveries                                                      1,641                            458
                                                            ----------              -----------------
  Net charge-offs                                               2,996                          1,026

Gross charge-offs as a percentage
  of average servicing portfolio (1)               13.52%      13.21%      5.42%               5.08%
Recoveries as a percentage
  of gross charge-offs                                         35.39%                         30.86%
Net charge-offs as a percentage
  of average servicing portfolio (1)                            8.54%                          3.51%




         As indicated in the table above, credit losses for the quarter ended December 31, 1997, totaled $1.5 million or 8.25% (annualized) as a percentage of the average Non-prime servicing portfolio compared to 8.83% and 3.49% for the quarters ended September 30, 1997, and December 31, 1996, respectively. Increased Non-prime credit losses are a result of seasoning in the portfolio. The Non-prime portfolio represents less than 4.00% of the Company's total servicing portfolio.
         Marine Portfolio. Delinquency related to the Marine portfolio based on outstanding loan balances of accounts 30 days past due and over at December 31, 1997, was 1.60%, an increase from 1.46% at September 30, 1997. Net credit losses on the marine servicing portfolio for the second quarter of fiscal 1998 were 1.64%, compared to no credit losses for the quarter ended September 30, 1997. The increase in net credit losses is expected as the portfolio becomes more seasoned. The Marine portfolio accounts for less than 40 basis points of the Company's total servicing portfolio.

Results of Operations

         Net earnings for the three months ended December 31, 1997, were $1.2 million, compared to $6.2 million for the three months ended December 31, 1996. Net loss for the six months ended December 31, 1997, was $5.7 million, compared to net earnings of $12.1 million for the six months ended December 31, 1996. Net earnings for the three months ended December 31, 1997, included a one-time income tax benefit of $860,000 resulting from the change in commercial domicile of five of the Company's subsidiaries. The change in commercial domicile should reduce the effective income tax rate from 40.5% to approximately 38.2% on a continuing basis. The decrease in net earnings for the quarter is primarily attributable to lower net interest margins, lower gain on sale of loans and a $1.2 million ($719,000 after tax) charge for pool by pool impairments of excess servicing. The Company's total loan acquisitions for the quarter decreased by 26.0% compared to the same quarter of last year. Year to date loan acquisitions also decreased by 20.5% over the comparable period of fiscal 1997. The servicing portfolio reached over $2.0 billion, a 9.0% increase over a year ago.
         Net interest margin (deficit) after provision decreased 100% to $(3,000) and 90.7% to $638,000 million for the three months and six months ended December 31, 1997, respectively, compared to $3.4 million and $6.9 million for the three months and six months ended December 31, 1996. The decrease in interest income resulted from a decrease in the average monthly balance of prime loans held for sale to $142.6 million for the quarter ended December 31, 1997, from $213.5 million for the corresponding quarter ended December 31, 1996. Interest expense for the three and six months ended December 31, 1997, was lower than in the corresponding periods of the prior fiscal year as a result of lower average borrowing needs resulting from lower loan acquisitions. The lower interest expense was partially offset by increased interest on long-term debt due to the issuance of $65.0 million of Senior Notes in March 1997. Provision for credit losses increased 78.3% and 77.2% for the three and six months ended December 31, 1997, over the same periods in the prior fiscal year. The provision for credit losses was increased in response to the prior periods' trend of increasing credit losses and delinquencies.
         Gain (loss) on sales of loans decreased to $2.0 million and $(8.8) million for the three and six months ended December 31, 1997, respectively, from $7.8 million and $14.7 million for the corresponding periods ended December 31, 1996. The gain for the three months ended December 31, 1997 consisted primarily of a $3.4 million gain on sale from the current quarter securitization and a $1.2 million charge for other than temporary impairments of excess servicing. The loss for the six months ended December 31, 1997 consisted primarily of $9.0 million of gains on sales of quarterly securitizations and $17.6 million of charges for other than temporary impairments of excess servicing. Gain on sales of loans before impairment decreased due to both lower loan acquisitions resulting in lower securitizations in both the first and second quarters of fiscal 1998 and a higher provision for estimated credit losses. The Company securitized $218.4 million in loans during the first quarter and $204.1 million in the second quarter of fiscal 1998, compared to $311.0 million and $314.2 million (including $31.1 million in a non-prime securitization) for the first and second quarters of fiscal 1997. The non-prime securitization in the second quarter of fiscal 1997 yielded a gain on sale of nearly $1.9 million, accounting for part of the decrease in gain on sale during the current quarter securitization.
          Servicing fees, net increased to $6.5 million and $12.8 million for the three and six months ended December 31, 1997, respectively, compared to $6.3 million and $12.1 million for the corresponding periods ended December 31, 1996. Servicing fees consist of contractual servicing fees (1% on prime securitizations), the scheduled accretion of discount established on the excess servicing asset at the time of securitization, and dealer rebates received in excess of original estimates recorded in the gain calculation. Increased servicing fees were primarily a result of the increase in the average securitized loans of approximately 16.8% and 19.5% for the three and six months ended December 31, 1997, respectively, as compared to the same periods of fiscal 1997.
         Other revenue increased to $985,000 and $2.0 million for the three and six months ended December 31, 1997, respectively, from $910,000 and $1.8 million for the three and six months ended December 31, 1996. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from an increase in late charge fee income, but was offset by a decrease of 45.9% and 39.2% in origination fees for the three months and six months ended December 31, 1997, respectively, as compared to the same periods of the previous year. The increase in late charge income is primarily due to the increase in the servicing portfolio. The decrease in origination fees is primarily due to a lower volume of loans acquired during the three and six months ended December 31, 1997 compared to same periods of fiscal 1997. Additionally, origination fees have decreased due to the use of a greater percentage of generic contracts which do not allow for an origination fee to be charged.
         Salaries and benefits increased 24.9% to $4.9 million and 25.9% to $9.5 million for the three and six months ended December 31, 1997, respectively, from $3.9 million and $7.5 million for the corresponding periods ended December 31, 1996. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three and six months ended December 31, 1997, were 441 and 431, respectively, compared to 373 and 360 for the comparable periods ended December 31, 1996. The Company has experienced growth primarily in collections, but modestly in other areas. Additional support staff has been added to help ensure efficiency in operations as the Company's servicing portfolio continues to increase.
         Other operating expenses increased 6.0% to $4.2 million and 9.8% to $8.2 million for the three and six months ended December 31, 1997, respectively, from $3.9 million and $7.4 million for the three and six months ended December 31, 1996. Other operating expenses primarily include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, and office supplies. The increase resulted primarily from an increase in consulting and professional fees for the Activity Based Management ("ABM") project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. The ABM project focuses on improving the overall operating efficiency by identifying costs associated with Company processes, and the change in commercial domicile has currently provided an income tax benefit of $860,000.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $173.9 million at December 31, 1997, from $121.2 million at June 30, 1997. This increase was due primarily to the timing of the securitization in the current quarter which was completed in the middle month of the quarter compared to the securitization in the quarter ended June 30, 1997, which was completed in the last month of the quarter.
         Excess Servicing increased to $102.0 million as of December 31, 1997, from $99.0 million as of June 30, 1997. Excess Servicing increased by the amount capitalized upon consummation of the UACSC 1997-C and 1997-D Auto Trusts ("1997-C" and "1997-D") prime securitizations. Structuring of the securitization includes the sale of an "interest only strip" which generates more cash from the sale but serves to reduce the initial excess servicing asset recorded. Total amounts capitalized for the six months ended December 31, 1997 were $22.7 million. The Excess Servicing balance also increased by an additional pre-tax unrealized gain on excess servicing of $6.6 million in accordance with the provisions of SFAS 125. Excess Servicing also increased by the change in accrued interest of $1.0 million. The increases to Excess Servicing were primarily offset by the return of excess cash flows as received over the six months ended December 31, 1997, related to all outstanding securitizations of $9.9 million and by the effect of the $17.6 million other than temporary impairment of Excess Servicing and other reductions of $237,000. Allowance for estimated credit losses on securitized loans is included as a component of the excess servicing asset. At December 31, 1997, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $92.5 million or 5.06% of the total securitized loan portfolio.
         Spread Accounts decreased to $67.4 million at December 31, 1997, from $71.7 million at June 30, 1997. These balances are increased by deposits made monthly from excess servicing cash flows and are reduced by any withdrawals of funds from the Spread Accounts. Withdrawals of Spread Account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required to meet cash flow requirements of the securitization. An initial deposit of $2.0 million was made in connection with the 1997-D securitization.

         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $323.6 million at December 31, 1997, compared to $265.5 million at June 30, 1997. The increase in total borrowings was primarily related to the timing of the securitization during the current quarter. The second quarter securitization was effected during the second month of the quarter while the fourth quarter securitization was effected during the third month of the quarter. The difference in timing resulted in borrowing for more days during the quarter ended December 31, 1997, compared to the quarter ended June 30, 1997.
         The net deferred income taxes payable totaled $11.2 million at December 31, 1997, compared to $13.9 million at June 30, 1997. The decrease is a result of the net operating loss carryforward net of the deferral of a portion of the gain on sale of loans for the securitization effected during the quarter ended December 31, 1997 in excess of previously deferred income recognized currently for tax purposes which is offset by the $860,000 reduction in deferred state income taxes.

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