Form 10-Q/A
period 1998-03-31
UNION ACCEPTANCE CORP
filed 1998-12-30
CIK 927790

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

         Consolidated Condensed Statements of Earnings (Loss)
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

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data

Assets                                                            March 31, 1998   June 30, 1997
------                                                            --------------   -------------
                                                                    (Unaudited)

Cash                                                                 $ 28,025        $ 58,801
Restricted cash                                                        18,331          16,657
Loans, net                                                            153,524         121,156
Accrued interest receivable                                             1,439           1,232
Property and equipment, net                                             6,564           2,150
Excess servicing                                                      105,532          99,047
Spread accounts                                                        70,542          71,744
Other assets                                                           17,559          20,481
                                                                     --------        --------
 Total Assets                                                        $401,516        $391,268
                                                                     ========        ========

Liabilities
-----------

Amounts due under warehouse facilities                               $ 57,070        $ 44,455
Long term debt                                                        221,000         221,000
Accrued interest payable                                                2,283           5,793
Amounts due to trusts                                                  17,932          16,067
Dealer premiums payable                                                 1,601           1,372
Other payables and accrued expenses                                     2,835           1,874
Deferred income tax payable                                            12,093          13,859
                                                                     --------        --------
 Total Liabilities                                                    314,814         304,420
                                                                     --------        --------

Shareholders' Equity
--------------------

Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                            --              --

Class A Common Stock, without par value,
 authorized 30,000,000 shares; 4,376,446 and 4,016,788 shares issued and outstanding at March 31, 1998 and
 June 30, 1997, respectively                                           58,360          58,270

Class B Common Stock, without par value,
 authorized 20,000,000 shares; 8,855,036 and 9,200,000 shares issued and outstanding at March 31, 1998 and
 June 30, 1997, respectively                                               --              --

Net unrealized gain on excess servicing                                 6,756           2,252
Retained earnings                                                      21,586          26,326
                                                                     --------        --------
 Total Shareholders' Equity                                            86,702          86,848
                                                                     --------        --------

 Total Liabilities and Shareholders' Equity                          $401,516        $391,268
                                                                     ========        ========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)


                                                      Three Months Ended                           Nine Months Ended
                                                           March 31,                                   March 31,
                                                 ---------------------------------         ---------------------------------
                                                     1998                 1997                 1998                 1997
                                                 ------------         ------------         ------------         ------------


Interest on loans                                $      7,133         $      7,543         $     20,233         $     25,872
Interest on spread accounts
   and restricted cash                                  1,443                1,618                4,476                4,673
                                                 ------------         ------------         ------------         ------------
   Total interest income                                8,576                9,161               24,709               30,545
Interest expense                                        6,990                6,118               19,210               18,793
                                                 ------------         ------------         ------------         ------------
   Net interest margin                                  1,586                3,043                5,499               11,752
Provisions for  losses                                  1,900                1,180                5,175                3,028
                                                 ------------         ------------         ------------         ------------
   Net interest (deficit) margin after provision         (314)               1,863                  324                8,724

Gain (loss) on sales of loans                           3,113               (6,168)              (5,714)               8,497
Servicing fees, net                                     6,529                6,854               19,348               18,938
Other revenue                                           1,065                1,011                3,070                2,855
                                                 ------------         ------------         ------------         ------------

 Total revenues                                        10,393                3,560               17,028               39,014
                                                 ------------         ------------         ------------         ------------

Salaries and benefits                                   4,815                4,065               14,296               11,597
Other expenses                                          4,007                3,480               12,185               10,926
                                                 ------------         ------------         ------------         ------------

 Total operating expenses                               8,822                7,545               26,481               22,523
                                                 ------------         ------------         ------------         ------------

Earnings (loss) before provision
   for income taxes                                     1,571               (3,985)              (9,453)              16,491
Provision (benefit) for income taxes                      654               (1,587)              (4,713)               6,778
                                                 ------------         ------------         ------------         ------------

 Net earnings (loss)                             $        917         $     (2,398)        $     (4,740)        $      9,713
                                                 ============         ============         ============         ============

 Net earnings (loss)per share (diluted & basic)  $       0.07         $      (0.18)        $      (0.36)        $       0.74
                                                 ============         ============         ============         ============

 Weighted average number of
   common shares outstanding                       13,231,482           13,216,788           13,225,047           13,214,554
                                                 ============         ============         ============         ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ---------         ---------

Cash flows from operating activities:
    Net earnings (loss)                                                    $  (4,740)        $   9,713
       Adjustments to reconcile net earnings (loss) to net cash
       provided (used) by operating activities:
              Loan acquisitions in excess of liquidations                   (688,342)         (854,758)
              Dealer premiums paid in excess of dealer premium
                rebates received on loans held for sale                      (30,199)          (43,014)
              Securitization of loans held for sale                          651,475           918,540
              Gain on sales of loans                                         (19,660)          (37,843)
              Proceeds on sale of interest-only strip                         11,050            25,979
              Return of excess and servicing asset cash flows,
                net of present value effect                                   16,311            19,821
              Impairment of Excess Servicing                                  20,187            19,601
              Provision for estimated credit losses                            5,175             3,028
              Amortization and depreciation                                    3,325             2,861
              Spread accounts                                                  1,202            (7,908)
              Restricted cash                                                 (1,674)           (1,423)
              Other assets and accrued interest receivable                       (32)          (12,502)
              Amounts due to trusts                                            1,865             6,695
              Other payables and accrued expenses                             (4,225)            7,969
                                                                           ---------         ---------
                   Net cash provided (used) by operating activities          (38,282)           56,759
                                                                           ---------         ---------

Cash flows from investing activities:
    Purchase of fixed assets                                                  (5,109)             (664)
                                                                           ---------         ---------

Cash flows from financing activites:
    Net change in warehouse credit facilities                                 12,615           (60,538)
    Proceeds from issuance of senior notes                                        --            65,000
    Payment of borrowing fees                                                     --              (574)
                                                                           ---------         ---------
                   Net cash provided by financing activities                  12,615             3,888

Change in cash                                                               (30,776)           59,983

Cash, beginning of period                                                     58,801            13,459
                                                                           ---------         ---------

Cash, end of period                                                        $  28,025         $  73,442
                                                                           =========         =========

Supplemental disclosures of cash flow information:

                   Income taxes paid                                       $      20         $   4,277
                                                                           =========         =========

                   Interest paid                                           $  23,255         $  21,983
                                                                           =========         =========



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended March 31, 1998
(Dollars in thousands, except per share data)
(Unaudited)

                                Number of Common Stock                      Net
                                  Shares Outstanding                     Unrealized
                                                                          Gain on                        Total
                                                              Common       Excess       Retained     Shareholders'
                                  Class A      Class B        Stock      Servicing      Earnings        Equity
                              ---------------------------    ---------   -----------    ---------    -------------

Balance at June 30, 1997         4,016,788     9,200,000       $58,270    $   2,252     $26,326         $86,848
Grants of Common Stock              14,694             -            90            -           -              90
Conversion of Class B
   Common Stock into Class A
   Common Stock                    344,964      (344,964)            -            -           -               -
Net Earnings (Loss)                      -             -             -            -      (4,740)         (4,740)
                              --------------------------------------------------------------------------------------
                                 4,376,446     8,855,036        58,360        2,252      21,586          82,198


Net change in unrealized gain
   on excess servicing                   -             -             -        4,504          -           4,504
                              --------------------------------------------------------------------------------------
Balance at March 31, 1998        4,376,446     8,855,036       $58,360      $ 6,756    $21,586         $86,702
                              ======================================================================================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1998 and March 31, 1997
(Unaudited)

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


Note 2- Earnings Per Share

         The Corporation has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended March 31, 1998 and 1997 were 13,231,482 and 13,216,788, respectively. The weighted average number of shares used in the basic and dilutive EPS computations for the nine months ended March 31, 1998 and 1997 were 13,225,047 and 13,214,554, respectively.


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

Note 4- Year 2000 Compliant

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


Note 5- Excess Servicing
Excess servicing is as follows (in thousands) at:


                                                       March 31,           June 30,
                                                        1998                 1997
                                                    -----------          -----------
Estimated value of excess servicing cash
  flows, net of estimated prepayments               $   157,505          $   145,872
Allowance for estimated credit losses                   (90,207)             (79,923)
Estimated dealer premium rebates                         24,483               26,447
Discount to present value                               (10,077)              (9,941)
                                                    -----------          -----------
                                                         81,704               82,455

Accrued interest on securitized loans                    12,896               12,807
Unrealized loss on excess servicing                      10,932                3,785
                                                    -----------          -----------
Excess Servicing                                    $   105,532          $    99,047
                                                    ===========          ===========

Outstanding balance of loans serviced
  through securitized trusts                        $ 1,856,746          $ 1,818,163
Allowance for estimated credit losses as
  a percentage of securitized loans serviced               4.86%                4.40%


         Historically, the Company has estimated the Excess Servicing recognized as a component of the gain on sale and its subsequent fair value by discounting the projected future servicing cash flows from the time they are received by the respective trust. However, management is currently considering implementing the "cash out" method which discounts the expected excess cash flows from the time they are released from the Spread Account to the Company.
         The "cash out" method estimates Excess Servicing by discounting the expected excess cash flows from the time they are released from the Spread Account using a discount rate which the Company believes is commensurate with the risks involved. In determining the expected excess cash flows, the Company must still estimate the future rates of prepayments and credit losses. Accordingly, use of the "cash out" method may result in a larger discount of the estimated Excess Servicing asset due to the timing of expected excess cash flows released from the Spread Account. Additionally, interest income earned on Spread Accounts and Restricted Cash would become a component of the expected excess cash flows and no longer recognized as interest income during the period. Offsetting the potentially lower gain on sales and the reduction of interest income would be an increase in the accretion of discounted Excess Servicing during future periods.
         The impact of utilizing the "cash out" method did not have a material effect on the fourth quarter gain on sales. Utilizing the "cash out" method to estimate the fair value of the Excess Servicing asset as of June 30, 1998, had the effect of reducing after-tax net earnings for fiscal 1998 by $4.9 million.

Union Acceptance Corporation and Subsidiaries
Notes to the Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1998 and March 31, 1997
(Unaudited)


Note 6-Current Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all non-owner changes in shareholders' equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Company, but is not expected to have an impact on the financial statements or results of operations.
         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" "(SFAS 131"), which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.
         Other recent pronouncements issued by the FASB are not applicable to the Company's consolidated financial statements.


Note 7-Restatement of Consolidated Condensed Financial Statements

         The Company determined in August 1998 that it should measure other than temporary impairment of Excess Servicing on a disaggregate basis (the pool by pool method). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated condensed financial statements since the implementation of SFAS 125. This restatement had the effect of reducing net earnings by $1.0 million (net of income taxes of $625,000), or $0.08 per share, for the quarter ended March 31, 1998. This restatement increased shareholders' equity at March 31, 1998 by $102,000. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased net earnings for the quarter ended March 31, 1998 by $137,000 (net of income taxes of $85,000), or $0.01 per share and increased shareholders' equity at March 31, 1998 by $642,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         As more fully described in Note 7 to the Consolidated Condensed Financial Statements, this report contains financial information which has been restated.
         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of loans prior to securitization, the Company utilizes revolving warehouse facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing pro-rata interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes Excess Servicing as an asset. Excess servicing cash flows are recorded against the Excess Servicing asset as received over the life of the related securitization.
         Acquisition Volume. The Company currently acquires loans in 31 states from over 3,400 manufacturer-franchised auto dealerships. The Company primarily acquires loans on automobiles made to borrowers who exhibit a favorable credit profile ("prime lending") and, since October 1994, to borrowers with adequate credit quality who would not qualify for a loan under the Company's prime lending quality criteria ("non-prime lending"). The Company began acquiring loans under the marine lending program ("marine lending") in June 1996 and terminated the program in March 1998. See - "Other Matters".
         Over 1,200 of the 3,400 dealerships with which the Company has agreements provide non-prime quality loans. During the current quarter, the prime and non-prime origination departments were merged effectively reducing the administrative complexity involved with separate operating structures. As a result of the merged origination departments, the Company's lending program acquires two levels of loan quality. The Company will, from time to time, refer to its prime lending level as "Tier I" and its non-prime lending level as "Tier II". The Company will continue to track performance and acquisition volume separately, as well as maintain the current underwriting criteria.
         Total loan acquisitions were $220.3 million for the three months ended March 31, 1998, a decrease from $227.4 and $279.8 million for the quarters ended December 31, 1997, and March 31, 1997, respectively. Prime loan acquisitions for the quarter ended March 31, 1998, decreased by 3.0% from the previous quarter and 20.4% from the quarter ended March 31, 1997. Non-prime loan acquisitions for the quarter ended March 31, 1998, decreased 3.4% from the previous quarter and 35.2% from the quarter ended March 31, 1997. Loan acquisitions for the marine business decreased by 43.7% from the previous quarter and 83.9% for the quarter ended March 31, 1997, as a result of the termination of the marine lending program.
         The Company tightened its credit standards during the third quarter of fiscal 1997. The tightening of the credit standards had the effect of lowering loan acquisition volume for the three and nine months ended March 31, 1998, compared to the same period of last year. Strategic changes made within the dealer relations area during the latter half of the third quarter as well as the seasonal cycle of the automotive industry are expected to increase acquisition volume in the fourth quarter of fiscal 1998. The Company continues to expand through focusing on penetrating the existing dealer base and on new high-quality dealers within the existing markets. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability. See - "Discussion of Forward-Looking Statements".
         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 1998 were 6.81% and 5.27% compared to 6.96% and 5.43%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average loan rate and the Certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses. Net spreads peaked in the year ago quarter at 5.43% and have fluctuated over the succeeding four quarters to 5.15%, 5.38%, 5.07% and 5.27%. The net spread on the third quarter securitization of fiscal 1998 was slightly lower compared to the third quarter securitization of fiscal 1997, however net spreads have been within management's expectations.
         Management is currently targeting net spreads of 5.00% to 5.50% on prime securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 50 basis points). Management believes that by targeting a spread of 7.00% to 7.50% between loan rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to market interest rates and demand for asset-backed securities generally, and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements ".
         Gain on Sales of Loans and Interest Rate Risk. Gain on Sales of Loans continues to be a significant element of the Company's net earnings. The gain on sales of loans is affected by several factors, but is primarily affected by the amount of loans securitized, the net spread and the level of estimated credit losses. Historically, the Company has estimated the Excess Servicing recognized as a component of the gain on sale by discounting the projected future servicing cash flows from the time they are received by the respective trust, however, management is currently considering implementing the "cash out" method. The impact of utilizing the "cash out" method has not yet been determined but is not expected to have a material effect on the fourth quarter gain on sale. See - "Note 5 of the Interim Financial Statements - Excess Servicing".
         The Company's sources of funds generally have variable rates of interest and its loan portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on loans until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of loans to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of loan acquisition volume. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as seen by a lower or higher reported gain on sales of loans, respectively. Recognition of unrealized gains or losses is deferred until the sale of loans during the securitization. On the date of the sale, hedging deferred gains and losses are recognized as a component of gain on sales of loans.
          Portfolio Performance. UAC has seen steady improvement in delinquency and credit losses over the last two quarters. UAC attributes the improvement to strategic efforts made by the Company including implementing tighter credit standards in March 1997, forming specialized collection teams to concentrate on specific groups of accounts and increasing collection efforts on charged-off accounts.
          A decline in delinquency and credit losses on those loans originated and securitized in 1995 has also contributed to the improved delinquency and credit losses for the portfolio. In the past, these pools have had higher credit losses and delinquency than anticipated and have had continued higher credit losses in the latter months of the pool life rather than reflecting a typical loss life cycle which should peak between the 12th and 18th month. Over the last six months, those loans originated and securitized in 1995 have become a smaller proportion of the total portfolio's credit losses and delinquency as the dollar amount of credit losses and delinquency in those pools has been decreasing.
         Recovery rates have been a contributing factor to higher credit losses. Recoveries have, however, shown gradual improvements over the last two quarters which contributed to the improvement in delinquency and credit losses. Recoveries as a percentage of gross charge-offs increased to 39.42% for the quarter ended March 31, 1998, from 38.11% and 39.30% for the quarters ended December 31, 1997, and March 31, 1997, respectively. Although recovery rates showed signs of improvement during the past two quarters, management continues to look for ways to improve recovery rates, including more diligently monitoring and expanding the repossession and remarketing operations. See - "Other Matters".
         Provisions are made for estimated credit losses in conjunction with each loan sale. Current assumptions in the calculation of the gain allowance for the third quarter securitization were 4.00% over the life of the pool. Allowance for estimated credit losses on securitized loans (inherent in the Excess Servicing asset) declined to 4.86 % at March 31, 1998, compared to 5.06 % at December 31, 1997, and increased from 3.74% at March 31, 1997. During the quarter ended March 31, 1998, the Company recorded a pre-tax charge of $2.6 million primarily to increase the allowance for estimated credit losses on those pools which were deemed to have other than temporary impairment.

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


                                                              Prime Credit Loss Experience
                                                               For the Three Months Ended
                               ----------------------------------------------------------------------------------------------

                                       March 31, 1998                 December 31, 1997                 March 31, 1997
                               ----------------------------      --------------------------        --------------------------
                                                                   (Dollars in thousands)
                                 Number of                        Number of                        Number of
                                  Loans           Amount           Loans           Amount           Loans           Amount
                                  -----           ------           -----           ------           -----           ------
Average servicing portfolio       180,631     $   1,924,930       179,334       $ 1,916,778         170,741      $ 1,835,023


Gross charge-offs                   1,886            20,767         1,977            22,373           2,139           24,027
Recoveries                                            8,186                           8,527                            9,443
                                              -------------                     -----------                      -----------

  Net charge-offs                                    12,581                          13,846                           14,584


Gross charge-offs as a
  percentage of average servicing
  portfolio (1)                      4.18%             4.32%         4.41%             4.67%           5.01%            5.24%
Recoveries as a percentage of
  gross charge-offs                                   39.42%                          38.11%                           39.30%
Net charge-offs as a percentage
  of average servicing portfolio (1)                   2.61%                           2.89%                            3.18%

(1) Annualized


                                                Prime Credit Loss Experience
                                                 For the Nine Months Ended
                               ---------------------------------------------------------------
                                       March 31, 1998                   March 31, 1997
                               -------------------------------   -----------------------------
                                                   (Dollars in thousands)
                                 Number of                        Number of
                                  Loans           Amount           Loans           Amount
                                  -----           ------           -----           ------
Average servicing portfolio      178,628     $   1,907,770       162,120       $ 1,727,725

Gross charge-offs                  5,917            66,197         4,393            48,923
Recoveries                                          24,848                          19,089
                                             -------------                     -----------
  Net charge-offs                                   41,349                          29,834

Gross charge-offs as a
  percentage of average
  servicing portfolio (1)           4.42%             4.63%         3.61%             3.78%
Recoveries as a percentage
  of gross charge-offs                               37.54%                          39.02%
Net charge-offs as a percentage
  of average servicing portfolio (1)                  2.89%                           2.30%


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


Results of Operations

         Net earnings (loss) for the three and nine months ended March 31, 1998, was $917,000 and $(4.7) million, respectively, compared to $(2.4) million and $9.7 million for the three months and nine months ended March 31, 1997, respectively. Net earnings for the nine months ended March 31, 1998, included a one-time income tax benefit of $860,000 resulting from the change in commercial domicile of five of the Company's subsidiaries. The change in commercial domicile should reduce the effective income tax rate from 40.5% to approximately 38.2% on a continuing basis. The increase in net earnings for the three months ended March 31, 1998 is primarily attributable to lower impairment charges taken in the current quarter of $2.6 million ($1.6 million after tax) compared to charges of $16.0 million ($9.5 million after tax) taken in the same quarter of last year. The decrease in net earnings for the nine months ended March 31, 1998 was a result of lower net interest margins, lower gain on sale of loans and charges for pool by pool impairments of Excess Servicing. The Company's total loan acquisitions for the quarter decreased 21.3% compared to the same quarter last year. Year to date loan acquisitions also decreased by 20.7% over the comparable period of fiscal 1997. The servicing portfolio was over $2.0 billion, a 5.1% increase over a year ago.
         Net interest margin (deficit) after provision decreased 116.9% to ($314,000) and 96.3% to $324,000 for the three and nine months ended March 31, 1998, respectively, compared to $1.9 million and $8.7 million for the corresponding periods ended March 31, 1997. The decrease in net interest margin is due primarily to three factors. First, the held for sale portfolio had a lower interest rate yield and a lower average principal balance on the prime held for sale portfolio for the three and nine months ended March 31, 1998, compared to the corresponding periods of last fiscal year. Second, the provision for credit losses on loans held for sale was increased in response to the trend of increasing credit losses and delinquencies experienced prior to the second quarter of this fiscal year. Third, interest expense on long-term debt was higher during the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997 due to the issuance of the $65.0 million in Senior Notes during March 1997, but was partially offset by lower interest on borrowings due to lower average borrowing needs resulting from lower loan acquisitions.
         Gain (loss) on sales of loans was $3.1 million and $(5.7) million for the three and nine months ended March 31, 1998, respectively, compared to $(6.2) million and $8.5 million for the corresponding periods ended March 31, 1997. The gain for the three months ended March 31, 1998 consisted of a $5.7 million gain on sale from the current quarter securitization and a $2.6 million charge for other than temporary impairments of Excess Servicing. The loss for the three months ended March 31, 1997 consisted of a $9.8 million gain on sale and a $16.0 million charge for other than temporary impairments of Excess Servicing. The gain (loss) for the nine months ended March 31, 1998 and 1997 consisted primarily of $14.7 million and $24.5 million, respectively, of gains on sales from quarterly securitizations and $20.2 million and $16.0 million, respectively, of charges for other than temporary impairments of Excess Servicing. Gain on sales of loans before impairment decreased due to lower loan acquisitions resulting in lower securitizations during the first three quarters of fiscal 1998. The Company securitized $218.4, $204.1 and $228.9 million in loans during the first, second and third quarters of fiscal 1998 compared to $311.0, $314.2 (including $31.1 million in a non-prime securitization), and $293.3 million for the first, second and third quarters of fiscal 1997.
          Servicing fees, net totaled $6.5 million and $19.3 million for the three and nine months ended March 31, 1998, compared to $6.9 million and $18.9 million, respectively, for the corresponding periods ended March 31, 1997.
Servicing fees consist of contractual servicing fees (1% on prime securitizations), the accretion of discount on Excess Servicing cashflows, and excess rebates. Servicing fees, net decreased 6.1% for the three months ended March 31, 1998, compared to the same period of last year. The decrease is primarily a result of rebates received in excess of original estimates that reduced the Excess Servicing asset rather than being recorded as a component of servicing fees. The change in recording excess rebates was made during the fourth quarter of fiscal 1997. The decrease in servicing fees related to excess rebates is offset by an increase in servicing fees due to a higher average securitized servicing portfolio at March 31, 1998, compared to March 31, 1997. The average securitized portfolio increased by approximately 4.8% and 14.2% for the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997.
         Other revenues increased to $1.1 million and $3.1 million for the three and nine months ended March 31, 1998, respectively, from $1.0 million and $2.9 million for the three and nine months ended March 31, 1997. Other revenue consists primarily of late charge income and origination fee income. The increase resulted primarily from increases in late charge fee income, but was offset by a decrease in origination fees. The increase in late charge income is primarily due to the increase in the servicing portfolio as well as higher delinquencies experienced during the nine months ended March 31, 1998, compared to the same period of last fiscal year. The decrease in origination fees is primarily due to a lower volume of loans acquired during the three and nine months ended March 31, 1998, compared to the same periods of fiscal 1997. Additionally, origination fees have decreased due to the use of a greater percentage of generic contracts that do not allow for an origination fee to be charged.
          Salaries and benefits increased 18.5% to $4.8 million and 23.3% to $14.3 million for the three and nine months ended March 31, 1998, respectively, from $4.1 million and $11.6 million for the three and nine months ended March 31, 1997. These increases resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the three and nine months ended March 31, 1998, were 492 and 451, respectively, compared to 371 and 364 for the comparable periods ended March 31, 1997. The Company has experienced growth primarily in collections, but modestly in other areas. Additional support staff has been added to help ensure efficiency in operations as the Company's servicing portfolio continues to increase.
          Other operating expenses increased 15.1% to $4.0 million and 11.5% to $12.2 million for the three and nine months ended March 31, 1998, respectively, from $3.5 million and $10.9 million for the three and nine months ended March 31, 1997. Other operating expenses primarily include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel and office supplies. The year to date increase resulted primarily from an increase in consulting and professional fees for the Activity Based Management ("ABM") project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. ABM is used as a tool to better manage the Company's business and to improve the pricing of products and overall operating efficiency. The change in commercial domicile provided a one-time income tax benefit of $860,000 in the second quarter of fiscal 1998.

Financial Condition

         Loans, net includes the principal balance of loans held for sale, net of unearned discount, allowance for estimated credit losses, loans in process, and prepaid dealer premiums. The Company's portfolio of loans, net increased to $153.5 million at March 31, 1998, from $121.2 million at June 30, 1997. The increase in loans, net is due primarily to a higher balance of non-prime loans held for sale at March 31, 1998, compared to June 30, 1997. A non-prime securitization is scheduled for the fourth quarter of fiscal 1998 which will reduce the loans, net balance by approximately $30.0 million. Additionally, prime loan acquisition volume was higher in the third month of the quarter ended March 31, 1998, compared to the quarter ended June 30, 1997, resulting in a higher loans, net balance at quarter end. Modified loans which do not meet certain securitization eligibility requirements are included in the loans, net balance and have increased to approximately $25.5 million at March 31, 1998, from $14.3 million at June 30, 1997, of the loans, net balance. The increase in modified loans has contributed to a higher loans, net balance at March 31, 1998, compared to June 30, 1997.
         Excess Servicing increased to $105.5 million as of March 31, 1998, from $99.0 million as of June 30, 1997. Excess Servicing increased by the amount capitalized upon consummation of the UACSC 1997-C, 1997-D, and 1998-A Auto
("1997-C", "1997-D" and "1998-A", respectively) prime securitizations. Structuring of the securitization includes the sale of an "interest only strip" which generates higher cash proceeds from the sale, but serves to reduce the initial Excess Servicing asset recorded. Total amounts capitalized for the nine months ended March 31, 1998 were $35.2 million. The Excess Servicing balance also increased by an additional pre-tax unrealized gain on Excess Servicing of $7.1 million in accordance with the provisions of SFAS 125. Excess Servicing also increased by the change in accrued interest of $89,000. The increases to Excess Servicing were offset by the return of excess cash flows as received over the nine months ended March 31, 1998, related to all outstanding securitizations of $15.7 million and by the effect of the $20.2 million other than temporary impairment of Excess Servicing. Allowance for estimated credit losses on securitized loans is included as a component of the Excess Servicing asset. At March 31, 1998, the undiscounted allowances, related to both prime and non-prime securitized loans, totaled $90.2 million or 4.86% of the total securitized loan portfolio.
         Historically, the Company has estimated the Excess Servicing fair value by discounting the projected future servicing cash flows from the time they are received by the respective trust, however, management is currently considering implementing the "cash out" method. The impact of utilizing the "cash out" method has not yet been determined but could have a material effect on the fair value of the Excess Servicing asset as of June 30, 1998, and result in an other than temporary impairment of Excess Servicing which would be charged against current earnings. See - "Note 5 of the Interim Financial Statements- Excess Servicing".
         Spread Accounts decreased to $70.5 million at March 31, 1998, from $71.7 million at June 30, 1997. These balances were increased by deposits made monthly from Excess Servicing cash flows and are reduced by any withdrawals of Spread Account funds. Withdrawals of Spread Account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement or when a draw on the Spread Account is required to meet cash flow requirements of the securitization. An initial deposit of $2.3 million and $2.0 million was made in connection with the 1998-A and 1997-D securitization, respectively.
         The balance of the Revolving Warehouse Credit Facilities and the Senior and Senior Subordinated Notes was $278.1 million at March 31, 1998, compared to $265.5 million at June 30, 1997. The increase in borrowings was primarily related to higher non-prime borrowings at March 31, 1998, compared to June 30, 1997. Additionally, prime loan acquisition volume was higher in the third month of the quarter ended March 31, 1998, compared to the quarter ended June 30, 1997, effectively increasing the borrowing needs.
         The net deferred income taxes payable totaled $12.1 million at March 31, 1998, compared to $13.9 million at June 30, 1997. The decrease is a result of the net operating loss carryforward net of the deferral of a portion of the gain on sale of loans for the securitization effected during the quarter ended March 31, 1998 in excess of previously deferred income recognized currently for tax. The increase is offset by the $860,000 reduction in deferred state income taxes effected in the second quarter of fiscal 1997.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 4.1       Amendment  No. 8, dated as of September
                                    29,  1998,  to Transfer  and  Administration
                                    Agreement,  dated June 27, 1995, among Union
                                    Acceptance   Funding   Corporation,    Union
                                    Acceptance    Corporation   and   Enterprise
                                    Funding   Corporation,   as  amended  ("UAFC
                                    Transfer and Administration Agreement.")*

                  Exhibit 4.2       Letter Agreement regarding UAFC Transfer and
                                    Administration   Agreement,   dated   as  of
                                    November 24, 1997.*

                  Exhibit 4.3       Amendment   No.  10  to  UAFC  Transfer  and
                                    Administration   Agreement,   dated   as  of
                                    January 26, 1998.*

                  Exhibit 4.4 Letter Agreement regarding UAFC Transfer and Administration Agreement, dated as of April 28, 1998.*

                  Exhibit 4.5 Amendment No. 7, dated as of September 29, 1998, to Transfer and Administration Agreement, dated July 27, 1995, among Performance Funding Corporation, Union Acceptance Corporation and Enterprise Funding Corporation, as amended (`Non-Prime Transfer and Administration Agreement.")*

                  Exhibit 4.6       Letter   Agreement    regarding    Non-Prime
                                    Transfer and Administration Agreement, dated as of November 24, 1997.*

                  Exhibit 4.7       Amendment  No. 9 to  Non-Prime  Transfer and
                                    Administration   Agreement,   dated   as  of
                                    January 26, 1998.*

                  Exhibit 4.8       Letter   Agreement    regarding    Non-Prime
                                    Transfer and Administration Agreement, dated as of April 28, 1998.*

                  Exhibit 27        Restated Financial Data Schedule

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