Form 10-K/A
period 1997-06-30
UNION ACCEPTANCE CORP
filed 1999-01-05
CIK 927790

================================================================================


                                    FORM 10-K/A-1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Part III.


================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX


                                  PART II                                 Page

Item 6.     Selected Consolidated Financial Data.....................       3

Item 7.     Management's Discussion and Analysis of                         5
            Financial Condition and Results of Operations............

Item 8.     Financial Statements and Supplementary Data..............      19

                                      PART IV

Item 14.    Exhibits, Restated Financial Statement Schedules, and
            Reports on Form 8-K......................................      41

SIGNATURES  .........................................................      42



Registrant is amending this report to give effect to previously announced restatement of its results of operations for the period covered by this report.

                                     PART II

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



                                                                                       Year Ended June 30,
                                                              --------------------------------------------------------------------
                                                                  1997           1996           1995           1994         1993
                                                                                      (Dollars in thousands)
Income Statement Data:
Interest income ............................................  $   40,299     $   34,160     $   18,638     $   14,260   $   11,378
Interest expense(1) ........................................      25,688         22,275         12,961          7,769        7,177
                                                             ---------------------------------------------------------------------
  Net interest margin ......................................      14,611         11,885          5,677          6,491        4,201
Provision for credit losses ................................       4,188          2,875          1,074            484          436
                                                             ---------------------------------------------------------------------
  Net interest margin after provision ......................      10,423          9,010          4,603          6,007        3,765


Gain on sales of loans, net ................................         963         30,357          8,684          4,643        5,502
Servicing fees, net ........................................      25,344         16,926         14,628         11,570        7,149
Other revenue ..............................................       3,820          3,096          2,783          2,735        1,995
                                                             ---------------------------------------------------------------------
     Total revenues ........................................      40,550         59,389         30,698         24,955       18,411

Operating expenses .........................................      30,502         23,841         14,913          8,995        7,055
                                                             ---------------------------------------------------------------------
  Earnings before provision for income taxes ...............      10,048         35,548         15,785         15,960       11,356
  Provision for income taxes ...............................       4,166         14,406          6,396          6,384        4,542
                                                             ---------------------------------------------------------------------
     Net earnings ..........................................  $    5,882     $   21,142     $    9,389     $    9,576   $    6,814
                                                             =====================================================================

Operating Data:
Prime auto receivables acquired ............................  $1,076,064     $  994,834     $  766,972     $  614,627   $  435,227
Non-prime auto receivables acquired ........................      39,610         36,030         21,511             --           --
Marine receivables acquired ................................       6,590             50             --             --           --
                                                             ---------------------------------------------------------------------
     Total receivables acquired (dollars) ..................  $1,122,264     $1,030,914     $  788,483     $  614,627   $  435,227

Prime auto receivables acquired ............................  $   75,844     $   71,070     $   58,409     $   49,307   $   38,360
Non-prime auto receivables acquired ........................       3,050          2,870          1,770             --           --
Marine receivables acquired ................................         496              6             --             --           --
                                                             ---------------------------------------------------------------------
     Total receivables acquired (number of loans) ..........  $   79,390     $   73,946     $   60,179     $   49,307   $   38,360

Prime auto loans  securitized ..............................  $1,183,190     $  890,110     $  658,703     $  617,103   $  368,638
Non-prime auto loans securitized ...........................      31,108         34,488             --             --           --
                                                             ---------------------------------------------------------------------
     Total auto loans securitized ..........................  $1,214,298     $  924,598     $  658,703     $  617,103   $  368,638


Ratio of operating expenses as a % of
  average servicing  portfolio .............................        1.67%          1.73%          1.49%          1.21%        1.42%

Servicing fees, net, as a % of operating expenses ..........        83.1%          71.0%          98.1%         128.6%       101.3%


Prime credit losses as a % of avg. servicing portfolio .....        2.40%          1.58%          1.36%          0.69%        0.64%
Non-prime credit losses as a % of avg. servicing portfolio .        5.18%          2.37%          2.97%           N/A          N/A

Marine credit losses as a % of avg. servicing portfolio.....        0.25%           N/A            N/A            N/A          N/A

Prime delinquencies of 30 days or more as a
     % of servicing portfolio ..............................        2.96%          1.84%          1.40%          1.40%        0.93%
Non-prime delinquencies of 30 days or more as a
     % of servicing portfolio ..............................        6.18%          3.35%          1.25%           N/A          N/A
Marine deliquencies of 30 days or more as a
     % of servicing portfolio ..............................        0.10%           N/A            N/A            N/A          N/A




At June 30,                                                   1997           1996          1995          1994          1993
                                                              ----           ----          ----          ----          ----
                                                                                   (Dollars in thousands)
Balance Sheet Data(2):
Loans, net ............................................    $  121,156    $  259,290    $  201,022    $   96,101    $  134,678
Excess servicing ......................................        99,047        83,434        60,662        41,265        31,575
Spread accounts .......................................        71,744        63,590        57,414        37,333        24,052
Total assets ..........................................       391,268       451,195       349,283       181,516       196,242
Due to Union Federal ..................................            --            --       338,958       177,577       171,896
Amounts due under warehouse facilities ................        44,455       187,756            --            --            --
Long-term debt ........................................       221,000       156,000            --            --            --
 Total shareholders' equity(3) ........................        86,848        78,624             2             2            --

Other Data:
Prime auto servicing portfolio ........................    $1,860,272    $1,548,538    $1,159,349    $  843,245    $  581,858
Non-prime auto servicing portfolio ....................        68,289        47,062        19,858            --            --
Marine servicing portfolio ............................         6,227            50            --            --            --
Other receivables serviced ............................         2,488         3,420         5,203            --            --
                                                           ------------------------------------------------------------------
     Total servicing portfolio ........................    $1,937,276    $1,599,070    $1,184,410    $  843,245    $  581,858
Average Prime auto servicing portfolio ................    $1,759,666    $1,343,770    $  982,875    $  744,149    $  496,758
Average Non-prime auto servicing portfolio ............        63,305        33,124         9,448            --            --
Average Marine servicing portfolio ....................         2,357            NM            --            --            --
Other receivables average servicing portfolio .........         2,799         4,222         6,643            --            --
                                                           ------------------------------------------------------------------
     Total average servicing portfolio ................    $1,828,127    $1,381,116    $  998,966    $  744,149    $  496,758
Number of Prime auto loans serviced (at period end) ...       173,693       147,722       117,837        91,837        71,301
Number of Non-prime auto loans serviced (at period end)         6,056         4,067         1,687            --            --
Number of Marine loans serviced (at period end) .......           472             6            --            --            --
Number of Other loans serviced (at period end) ........           402           537           836            --            --
                                                           ------------------------------------------------------------------
     Total number of loans serviced (at period end) ...       180,623       152,332       120,360        91,837        71,301
Number of dealers .....................................         3,204         2,523         1,604           884           831
Number of employees (full-time equivalents) ...........           387           313           215           142           115


--------------------------------------------------------------------------------

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

General

         As more fully described in Note 14 to Consolidated Financial Statements, this report contains financial information which has been restated.
         The  Company  derives  substantially  all  of  its  earnings  from  the purchase, securitization and servicing of automobile loans originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the purchase of loans prior to securitization, the Company utilizes revolving warehouse credit facilities, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells loans to a trust which issues Certificates to investors representing interests in the loans sold. When the Company sells loans in a securitization, it records a gain (or loss) on the sale of loans and establishes excess servicing as an asset. Excess servicing cash flows are received over the life of the related securitization. See the "Glossary" under "Item 1. Business" for definitions of accounting terms pertaining to securitizations.
         The following table illustrates changes in the Company's total loan acquisition volume and information with respect to Gain on Sales of Loans and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 15 of the Consolidated Financial Statements.



                                                                   Selected Quarterly Financial Information
                                                              For Quarters in the Fiscal Years Ended June 30,
                                    ------------------------------------------------------------------------------------
                                                                               1997
                                    ------------------------------------------------------------------------------------
                                       First           Second (3)               Third                    Fourth
                                       -----           ----------               ------                   ------
                                                                       (Dollars in thousands)
Loans acquired                        $  296,601        $  307,420             $  279,847                 $  238,396

Gain on Sales of Loans                     6,875             7,790                  9,783                      7,693 (5)
Impairment                                     -                -                 (15,951)  (4)              (15,227)
                                    -------------  ----------------    -------------------     ----------------------
Gain (Loss) on Sales of Loans, net         6,875             7,790                 (6,168)                    (7,534)

Servicing portfolio
     at period end                     1,709,917         1,835,662              1,910,455                  1,937,276

Selected
Securitization Data:                      1996-C       1996-D/1996-2             1997-A                     1997-B
Original amount                         310,099       283,085/31,108            293,348                    295,758
Weighted avg. loan rate                   13.26%        13.53%/19.65%             13.29%                     13.21%
Weighted avg.
  remaining maturity (mos.)               67.41          67.75/62.70              71.35                      69.18
Certificate rate                           6.44%          6.14%/6.40%              6.33%                      6.57%
Gross spread (1)                           6.82%         7.39%/13.25%              6.96%                      6.64%
Net spread (2)                             5.11%          5.37%/9.00%              5.43%                      5.15%


                                                                          1996
                                  --------------------------------------------------------------------------------------
                                         First                    Second                 Third (3)                  Fourth
                                         -----                    ------                 ---------                  ------
                                                                       (Dollars in thousands)

Loans acquired                        $  239,794                $  205,686             $  256,510                  $  328,924

Gain on Sales of Loans                     6,724                     8,483                  7,760                       7,390
Impairment                                     -                         -                      -                           -

                                  ---------------    ----------------------   --------------------   -------------------------
Gain (Loss) on Sales of Loans, net         6,724                     8,483                  7,760                       7,390

Servicing portfolio
     at period end                     1,278,805                 1,344,914              1,445,517                   1,599,070

Selected
Securitization Data:                     1995-C                    1995-D             1996-A/1996-1                   1996-B
Original amount                         236,410                   205,550            203,048/34,488                  245,102
Weighted avg. loan rate                   14.08%                    13.74%             13.13%/19.87%                   12.96%
Weighted avg.
  remaining maturity (mos.)               64.82                     67.62               66.01/56.90                    69.15
Certificate rate                           6.42%                     5.97%               5.40%/6.87%                    6.45%
Gross spread (1)                           7.65%                     7.77%              7.73%/13.00%                    6.51%
Net spread (2)                             6.12%                     6.04%               5.68%/8.79%                    5.58%


--------------------------------------------------------------------------

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

(4) Impairment was reduced by reserves taken during the first two quarters of fiscal 1997 of $3.6 million and by existing reserves at June 30, 1996 of $2.2 million.

(5) Includes $444,000 of previously accrued loan sale expenses which were reversed in the current period


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

                                                       Prime Credit Loss Experience
                                                        For the Years Ended June 30,
                             ------------------------------------------------------------------------------
                                     1997                       1996                       1995
                             ----------------------     ----------------------      -----------------------
                              Number                      Number                     Number
                             of Loans      Amount        of Loans     Amount         of Loan        Amount
                                                        (Dollars in thousands)
Avg. servicing
   portfolio .............    164,858    $1,759,666       132,363    $1,343,770       104,455    $  982,875

Gross charge-offs ........      6,280        70,830         3,663        40,815         3,493        28,628
Recoveries ...............                   28,511                      19,543                      15,258
                                             ------                  ----------                  ----------
 Net credit losses .......               $   42,319                  $   21,272                  $   13,370
                                             ======                  ==========                  ==========

Gross charge-offs
   as a % of avg
   servicing portfolio ...       3.81%         4.03%         2.77%         3.04%         3.34%         2.91%
Recoveries as a %
    of gross charge-offs..                    40.25%                      47.88%                      53.30%
Net credit losses as a %
    of avg. servicing
    portfolio ............                     2.40%                       1.58%                       1.36%

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

         The allowance for estimated credit losses inherent in loans sold is included as an element of the fair market value of excess servicing cash flows used to allocate the carrying amount of loans sold During the quarter ended June 30, 1997, the Company recorded a pre-tax charge of $15.2 million primarily to increase the allowance for estimated credit losses on those pools which were deemed to have other than temporary impairment. Total additional provisions to the allowance for estimated credit losses for the year ended June 30, 1997 were $34.9 million. The allowance for estimated credit loss as a percentage of outstanding securitized loans was 4.40% and 3.22% at June 30, 1997 and 1996, respectively.

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


                                              Non-prime Credit Loss Experience
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

                                               1997                                       1996
                           -----------------------------------------    ------------------------------------------
                             First     Second      Third     Fourth       First      Second     Third      Fourth
                           --------   --------   --------   --------    --------   --------   --------   --------
Interest on loans ......   $  9,233   $  9,096   $  7,543   $  8,042    $  6,946   $  7,232   $  6,732   $  7,802
Interest on spread
      accounts and
      restricted cash ..      1,510      1,545      1,618      1,712       1,370      1,386      1,317      1,375
                           --------   --------   --------   --------    --------   --------   --------   --------
   Total interest income     10,743     10,641      9,161      9,754       8,316      8,618      8,049      9,177
Interest expense .......      6,410      6,265      6,118      6,895       5,289      5,556      5,359      6,071
                           --------   --------   --------   --------    --------   --------   --------   --------
   Interest margin .....      4,333      4,376      3,043      2,859       3,027      3,062      2,690      3,106
Provision for
      credit losses ....        855        993      1,180      1,160       1,150        300        600        825
                           --------   --------   --------   --------    --------   --------   --------   --------
   Net interest margin .      3,478      3,383      1,863      1,699       1,877      2,762      2,090      2,281
Gain (loss) on sales
      of loans, net ....      6,875      7,790     (6,168)   ( 7,534)      6,724      8,483      7,760      7,390

Servicing fees, net ....      5,826      6,258      6,854      6,406       3,966      2,584      4,796      5,580
Other revenues .........        934        910      1,011        965         750        724        798        824
Operating expenses .....      7,146      7,832      7,545      7,979       4,719      5,602      6,658      6,862
Net earnings/(loss) ....   $  5,918   $  6,193   $ (2,398)  $( 3,831)   $  5,116   $  5,246   $  5,313   $  5,467

Years Ended June 30, 1997 and 1996

         Net earnings decreased to $5.9 million or $0.45 per share for the year ended June 30, 1997, compared to $21.1 million or $1.60 per share for the year ended June 30, 1996. The decrease in net earnings is primarily a result of third and fourth quarter after-tax charges of $9.5 and $9.0 million, respectively, ($16.0 and $15.2 million pre-tax, respectively,) for the impairment of Excess Servicing related primarily to an increase in the allowance for estimated credit losses on the securitized portfolio. The charge was taken based on current trends with respect to credit loss and delinquency and their effects on the valuation of Excess Servicing on a pool by pool basis. Exclusive of the pool by pool impairment charges, net earnings would have been $24.4 million or $1.85 per share.

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

         Interest on loans increased 18.1% to $33.9 million for the year ended June 30, 1997, compared to $28.7 million for last year. The increase in interest income resulted from an increase in the average outstanding balance of loans held for sale to $228.3 million for the year ended June 30, 1997, from $186.6 million for fiscal 1996, which was a result of increased loan acquisitions during the year and the timing of the fourth quarter securitization. The 1997 fourth quarter securitization was effected in June instead of May (as compared to previous years); therefore, an additional one month of interest was earned by the Company. Interest earned on the Non prime and Marine portfolios were approximately $3.8 million and $255,000, respectively.

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

         Gain (loss) on sales of loans, net and interest rate risk. Gain (Loss) on Sales of Loans continues to be a significant element of the Company's net earnings. The Gain (Loss) on Sales of Loans is affected by several factors, but is primarily affected by the amount of loans securitized and the net spread. The Company adjusts its pricing frequently and employs a hedging strategy to help ensure an adequate net spread in the ensuing securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads. Gain
(Loss) on Sales of Loans decreased to $963,000 for the year ended June 30, 1997, from $30.4 million for the year ended June 30, 1996. The decrease in gains recognized by the Company in the current fiscal year is due to pre-tax charges of $31.2 million for the impairment of Excess Servicing primarily related to the increase in allowance for estimated credit losses related to its securitized portfolio. Exclusive of the charges, gains recorded in conjunction with the fiscal 1997 securitization transactions were $31.7 million compared to $30.4 million in fiscal 1996 and included $1.5 million in servicing asset income. Although the volume of loans securitized increased 31.3% to $1,214.3 million for the year ending June 30, 1997, compared to $924.6 million in fiscal 1996, the weighted average net spread on the securitization transactions decreased to 5.36% in fiscal 1997, compared to 5.96% in fiscal 1996. Additionally, the allowance for estimated credit losses established at the time of the sale was 3.87% (excluding the charge) as a percentage of total loans securitized in fiscal 1997, compared to 3.57% in fiscal 1996. Credit loss assumptions on the Tier I transactions were 3.25% throughout most of fiscal 1997; however, the Company began providing for losses at 3.50% on Tier I securitizations in the fourth quarter of fiscal 1997. Allowance for estimated credit losses were established at 3.00% for the majority of fiscal 1996. Allowance for estimated credit losses have historically been made at 10.00% on the Non prime securitizations.

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

         Servicing fees, net is comprised of fees earned by the Company as Servicer of the securitized loan portfolio (typically 1% per annum), the scheduled accretion of discount established on Excess Servicing at the time of securitization, and rebates received in excess of original estimates recorded in the gain calculation. Servicing fees, net increased 49.7% to $25.3 million for the year ended June 30, 1997, compared to $16.9 million for the year ended June 30, 1996. Servicing fees, net as a percentage of the average securitized servicing portfolio increased to 1.75% for fiscal 1997, from 1.42% in fiscal 1996. The increase in servicing fees, net is primarily a result of a 22.6% increase in the average securitized loan balances in fiscal 1997 to $1.4 billion, compared to $1.2 billion in fiscal 1996. Servicing fees are also impacted by the timing of Future Servicing Cash Flows and excess rebates. Excess rebates received during fiscal 1997 were $2.3 million, compared to $2.8 million in fiscal 1996. The Company's rebate receivable was marked to market as a component of Excess Servicing in accordance with SFAS 125 during the third quarter of fiscal 1997.

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

         Other operating expenses includes occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Other operating expenses increased 25.1% to $14.8 million for the year ended June 30, 1997, from $11.9 million for the year ended June 30, 1996. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the year ended June 30, 1997, compared to the year ended June 30, 1996. Occupancy expense increased reflecting a full twelve months of rent expense in fiscal 1997 at the Company's new headquarters, compared to only six months in fiscal 1996.
Equipment expense was also impacted by a full year of expense from its collections and telephone systems implemented at the Company's new headquarters in January 1996.




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

         Other Operating Expense increased 43.0% to $11.9 million for the year ended June 30, 1996, from $8.3 million for the year ended June 30, 1995. Other operating expenses include occupancy and equipment costs, outside and professional services, loan expenses, promotional expenses, travel, office supplies and other. Many of these expenses vary directly with increased loan acquisition volume and the increased size of the servicing portfolio. Both loan acquisition volume and the servicing portfolio were increased during the year ended June 30, 1996, compared to the year ended June 30, 1995. Occupancy and equipment costs were increased as a result of the Company's move to its new headquarters in fiscal 1996. The employee growth experienced by the Company required both additional square footage and furniture and equipment. The Company also updated its phone system in conjunction with the move to its new headquarters. The Company obtained new equipment through an operating lease and implemented a voice messaging system. The Company also replaced its collections system, incurring a loss on the disposal of the former system. Additionally, increased telephone usage resulting from an increase in collections staff and collection hours contributed to increased office expense.


Financial Condition

         Loans, Net and Servicing Portfolio. Loans, net includes the principal balance of loans held for sale, net of unearned discount and allowance for credit losses, loans in process, and prepaid dealer premiums. Loans, net decreased to $121.2 million at June 30, 1997, from $259.3 million at June 30, 1996. This decrease was due primarily to the decrease in loan acquisitions in the fourth quarter of fiscal 1997, compared to the fourth quarter of fiscal 1996, and the timing of the securitization of loans in June 1997, as compared to May 1996. Loan acquisitions were $238.4 million during the fourth quarter of fiscal 1997, compared to $328.9 million in the fourth quarter of fiscal 1996. Allowance for credit losses on loans held for sale decreased $319,000 from June 30, 1996. The Company serviced $1.8 billion and $1.4 billion in securitized loans and the total servicing portfolio was $1.9 billion and $1.6 billion as of June 30, 1997, and June 30, 1996, respectively.

         Excess Servicing increased to $99.0 million at June 30, 1997, from $83.4 million at June 30, 1996. This balance increased by the amounts capitalized upon consummation of the various Prime and Non-prime securitizations (including estimated dealer premium rebates). Total amounts capitalized during the year ended June 30, 1997 were $68.9 million. The Excess Servicing balance also increased by a pre-tax unrealized gain of $3.8 million in accordance with SFAS 125. Excess Servicing also increased by the change in accrued interest of $2.3 million. The additions to Excess Servicing were offset by actual Excess Servicing cash flows received during the year ended June 30, 1997, of $24.6 million and by the effect of the $34.8 million adjustments for other than temporary impairment recorded during fiscal 1997. Allowance for estimated credit losses on securitized loans is included as a component of the Excess Servicing asset. At June 30, 1997, the allowances related to both Prime and Non-prime securitized loans totaled $79.9 million or 4.40% of the total securitized loan portfolio, compared to $43.5 million or 3.22% at June 30, 1996. Accrued interest due the Company at the cutoff date on securitized loan pools is also included as a component of Excess Servicing.

         Spread Accounts increased to $71.7 million at June 30, 1997, from $63.6 million at June 30, 1996. These balances were increased by the deposits of Excess Servicing cash flows and have been reduced by any withdrawal of funds from the Spread Accounts. Withdrawals of spread account funds are made when the balance of the Spread Accounts are in excess of the requirements stipulated in the servicing agreement. No initial spread account deposits were made in connection with the Prime securitizations as a result of the structuring which utilized alternative credit enhancements in lieu of initial spread account deposits.

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

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include: (i) purchases and financing of loans; (ii) payment of Dealer Premiums;
(iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under revolving Warehouse Credit Facilities; (iv) servicer advances of payments on securitized loans pursuant to securitization trusts; (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge; (vi) operating expenses; (vii) payment of income taxes; and (viii) interest expense. The Company's sources of cash from operations include: (i) standard servicing fees; generally 1.0% per annum of the Prime securitized portfolio; (ii) Excess Servicing Cash flows; (iii) Dealer Premium Rebates; (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge; (v) interest income; (vi) sales of loans in securitization transactions; and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash provided by operating activities increased to $126.0 million for the year ended June 30, 1997, from a use of $55.8 million for the year ended June 30, 1996, which was primarily attributable to an increase in loans securitized relative to loans acquired and an increase in proceeds from the sale of interest-only strips. Proceeds from the sale of interest-only strips generated $31.8 million in cash for the period ended June 30, 1997, compared to $26.7 million for the period ended June 30, 1996. The Company realized a $11.1 million cash benefit by doing so during fiscal 1997. Additionally, the Company continues to defer a portion of the Gain on Sales of Loans for tax purposes.

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


Independent Auditors' Report
----------------------------


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

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
July 30, 1997
Indianapolis, IN

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1997 and 1996

(in thousands, except share data)





-------------------------------------------------------------------------------------------------------------------------------

          Assets                                                                 June 30, 1997            June 30, 1996
-------------------------------------------------------------------------------------------------------------------------------

Cash                                                                               $         58,801     $               13,459
Restricted cash                                                                              16,657                     14,789
Loans, net                                                                                  121,156                    259,290
Accrued interest receivable                                                                   1,232                      2,127
Furniture and equipement, net                                                                 2,150                      2,026
Excess servicing                                                                             99,047                     83,434
Spread accounts                                                                              71,744                     63,590
Other assets                                                                                 20,481                     12,480
-------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                                         $       391,268      $             451,195
===============================================================================================================================

          Liabilities
-------------------------------------------------------------------------------------------------------------------------------

Amounts due under warehouse facilities                                             $         44,455      $             187,756
Long term debt                                                                              221,000                    156,000
Accrued interest payable                                                                      5,793                      5,820
Amounts due to trusts                                                                        16,067                      7,931
Dealer premiums payable                                                                       1,372                      3,381
Other payables and accrued expenses                                                           1,874                      3,326
Deferred income tax payable                                                                  13,859                      8,357
-------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities                                                            304,420                    372,571
-------------------------------------------------------------------------------------------------------------------------------

          Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------------------

Preferred Stock, without par value, authorized 10,000,000 shares;
  none issued and outstanding
                                                                                                  -                          -

Class A Common Stock, without par value, authorized 30,000,000 shares; 4,016,788 and 4,011,358 shares issued and outstanding at June 30, 1997
 and June 30, 1996, respectively                                                             58,270                     58,180

Class B Common Stock, without par value, authorized 20,000,000 shares; 9,200,000 shares issued and outstanding at June 30, 1997 and June 30, 1996, respectively
                                                                                                  -                          -

Net unrealized gain on excess servicing                                                       2,252
                                                                                                                             -
Retained earnings                                                                            26,326                     20,444
-------------------------------------------------------------------------------------------------------------------------------
               Total Shareholders' Equity                                                    86,848                     78,624
-------------------------------------------------------------------------------------------------------------------------------

               Total Liabilities and Shareholders' Equity                           $       391,268      $             451,195
===============================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended June 30, 1997, 1996 and 1995

(in thousands, except share data)

------------------------------------------------------------------------------------------------------------------------------
                                                                                 1997                 1996           1995
------------------------------------------------------------------------------------------------------------------------------


Interest on loans                                                           $       33,914      $     28,712      $    14,702
Interest on spread accounts and restricted cash                                      6,385             5,448            3,936
------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                            40,299            34,160           18,638
Interest expense                                                                    25,688            22,275           12,961
------------------------------------------------------------------------------------------------------------------------------
   Net interest margin                                                              14,611            11,885            5,677
Provisions for  losses                                                               4,188             2,875            1,074
------------------------------------------------------------------------------------------------------------------------------
   Net interest margin after provision                                              10,423             9,010            4,603

Gain on sales of loans                                                                 963            30,357            8,684
Servicing fees, net                                                                 25,344            16,926           14,628
Other                                                                                3,820             3,096            2,783
------------------------------------------------------------------------------------------------------------------------------

 Total revenues                                                                     40,550            59,389           30,698
------------------------------------------------------------------------------------------------------------------------------

Salaries and benefits                                                               15,673            11,985            6,622
Other                                                                               14,829            11,856            8,291
------------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                           30,502            23,841           14,913
------------------------------------------------------------------------------------------------------------------------------

Earnings before provision for income taxes                                          10,048            35,548           15,785
Provision for income taxes                                                           4,166            14,406            6,396
------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                              $         5,882     $      21,142     $      9,389
==============================================================================================================================
Net earnings per common share                                              $          0.45     $        1.60          NM
==============================================================================================================================
Weighted average number of common shares outstanding                            13,215,112        13,209,378          NM
==============================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 1997, 1996 and 1995

(in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                               $     5,882       $   21,142      $     9,389
       Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
              Loan acquisitions in excess of liquidations                       (1,087,065)        (982,800)        (760,091)
              Dealer premiums paid in excess of dealer premium
                rebates received on loans held for sale                           (53,461)         (50,059)         (35,245)
              Securitization of loans held for sale                              1,214,298          924,598          658,703
              Gain on sales of loans                                              (46,713)         (37,900)         (16,935)
              Proceeds on sale of interest-only strip                               31,773           26,686                -
              Return of excess servicing cash flows,
                net of present value effect                                         24,738           37,871           30,049
              Impairment of Excess Servicing                                        34,828                -                -
              Provision for estimated credit losses                                  4,188            2,875            1,074
              Amortization and depreciation                                          3,979            4,395            2,049
              Spread accounts                                                      (8,154)          (6,176)         (20,081)
              Restricted cash                                                      (1,868)          (5,934)          (7,734)
              Other assets and accrued interest receivable                        (10,296)          (6,788)          (6,745)
              Amounts due to trusts                                                  8,136            2,030            3,761
              Other payables and accrued expenses                                    5,697           14,281              939
-----------------------------------------------------------------------------------------------------------------------------
                   Net cash provided (used) by operating activities                125,962         (55,779)        (140,867)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets                                                         (967)          (1,347)            (995)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activites:
    Net change in warehouse credit facilities                                    (143,301)          187,756                -
    Proceeds from issuance of senior notes                                          65,000          110,000                -
    Proceeds from issuance of senior subordinated notes                                  -           46,000                -
    Payment of borrowing fees                                                      (1,352)          (3,231)            (647)
    Net proceeds from issuance of common stock                                           -           58,000                -
    Net change in Due to Union Federal, including
       regulatory equity distribution                                                    -        (337,423)          151,992
-----------------------------------------------------------------------------------------------------------------------------
                   Net cash provided (used) by financing activities                (79,653)          61,102          151,345
-----------------------------------------------------------------------------------------------------------------------------

Change in cash                                                                      45,342            3,976            9,483

Cash, beginning of period                                                           13,459            9,483                -
-----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                             $   58,801       $   13,459      $     9,483
============================================================================================================================

Supplemental disclosures of cash flow information:

    Income taxes paid                                                          $     4,288       $   10,680      $     6,396
============================================================================================================================

    Interest paid                                                               $   26,475       $   15,648       $   12,961
============================================================================================================================

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the years ended June 30, 1997 and 1996

(in thousands, except share data)

==============================================================================================================================
                                                                                         Net
                                                 Number of                            Unrealized
                                               Common Stock                            Gain on                   Total
                                             Shares Outstanding           Common        Excess    Retained    Shareholders'
                                            Class A        Class B         Stock      Servicing   Earnings       Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                           1              1    $          2      $   -            -             2

    Issuance of common stock
       through initial public offering     4,000,000      9,200,000          58,000          -            -        58,000

    Regulatory equity distributions
       related to spin-off                        (1)            (1)             (2)         -         (698)         (700)

    Grants of common stock                    11,358              -             180          -            -           180

    Net earnings                                   -              -               -          -       21,142        21,142
------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                   4,011,358      9,200,000          58,180          -       20,444        78,624

    Grants of common stock                     5,430              -              90          -            -            90

    Net earnings                                   -              -               -          -        5,882         5,882
    Net unrealized gain on excess
      servicing                                    -              -               -      2,252           -          2,252
------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                   4,016,788      9,200,000        $ 58,270     $2,252       26,326        86,848
==============================================================================================================================


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



                                                                     (Continued)

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

                                                                     (Continued)

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

       Excess servicing is classified as an available-for-sale security and is carried at its market value based on the application of current assumptions to the remaining cash flows. Unrealized gains and losses are reported net of related income taxes as a separate component of shareholders' equity until realized. Excess servicing is reviewed periodically for other than temporary impairment on a disaggregate basis (the pool by pool method), with impairment, if any, charged to operations through gain on sales of loans, net.

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

                                                                     (Continued)

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

       Earnings Per Share

       The initial public offering was completed on August 7, 1995. Earnings per share for the year ended June 30, 1997 and 1996, were computed by dividing net earnings by the average common shares outstanding during the period. Shares outstanding from August 7, 1995, through September 30, 1995, were assumed to be outstanding for the entire three months ended September 30, 1995. The
                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================

       effect of unexercised stock options on earnings per share has not been included in the calculation because they are not dilutive.

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

(2)    Loans, Net

       Loans, net are as follows (in thousands, except average loan balance) at:


                                                                    June 30,
                                                               1997         1996
----------------------------------------------------------------------------------
       Principal balance of prime loans held for sale,
        net of unearned discount                           $   90,331      228,391
       Principal balance of non-prime loans held for sale,
        net of unearned discount                               19,829       15,512
       Principal balance of marine loans held for sale          6,227           50
       Loans in process                                         1,189        5,363
       Dealer premiums                                          4,360       11,073
       Allowance for credit losses                               (780)      (1,099)
----------------------------------------------------------------------------------

                                                            $ 121,156      259,290
==================================================================================
       Weighted average interest rate (prime)                   13.18%       13.24%
       Weighted average interest rate (non-prime)               19.62        19.70
       Weighted average interest rate (marine)                  11.36        14.68
       Average loan balance (prime)                         $  10,710       14,049
       Average loan balance (non-prime)                        11,276       12,479
       Average loan balance (marine)                           13,192        8,304


       Allowance for estimated credit losses on loans held for sale (in thousands):

                                                      Year ended June 30,
                                               1997         1996        1995
-------------------------------------------------------------------------------
Balance at the beginning of the period       $ 1,099          453          171
    Charge-offs                               (7,361)      (4,556)      (2,605)
    Recoveries                                 2,854        2,327        1,813
    Provision for estimated credit losses      4,188        2,875        1,074
                                               -----        -----        -----
Balance at the end of the period            $    780        1,099          453
================================================================================

                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================

The geographic concentration of loans serviced are as follows:

                                                       Percent of Total
                                                             June 30,
          State                                     1997             1996
     ---------------------------------------------------------------------------

     Texas                                          16.4%            18.2%
     North Carolina                                 11.0             11.2
     California                                     10.5              8.8
     Ohio                                            7.2              8.0
     Illinois                                        7.1              6.7
     Florida                                         7.0              6.1
     Virginia                                        6.2              5.5
     Oklahoma                                        5.7              7.2
     Arizona                                         5.1              6.9
     Indiana                                         4.7              5.8
     Georgia                                         2.5              2.2
     Missouri                                        2.5              3.0
     Colorado                                        2.2              3.2
     South Carolina                                  2.2              1.2
     Iowa                                            1.5              0.9
     Maryland                                        1.4              0.4
     Tennessee                                       1.2              0.4
     Wisconsin                                       1.2              1.0
     Michigan                                        1.1              0.2
     Kansas                                          0.8              0.9
     New Mexico                                      0.8              0.8
     Washington                                      0.6              0.5
     Oregon                                          0.4              0.5
     Kentucky                                        0.2              0.1
     Pennsylvania                                    0.2               -
     Minnesota                                       0.1              0.2
     Nebraska                                        0.1              0.1
     Nevada                                          0.1               -
     ---------------------------------------------------------------------------

                                                   100.0%           100.0%
     ===========================================================================



                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================
Loans serviced are as follows (in thousands) at:



                                                                         June 30,
                                                                   1997            1996
-----------------------------------------------------------------------------------------
              Loans held for sale
                 Prime (net of unearned discount)           $      90,331        228,391
                 Non-prime (net of unearned discount)              19,829         15,512
                 Marine                                             6,227             50
-----------------------------------------------------------------------------------------
                                                                  116,387        243,953

              Securitized loans
                 Prime                                          1,769,903      1,319,930
                 Non-prime                                         48,460         31,550
-----------------------------------------------------------------------------------------
                                                                1,818,363      1,351,480

              Other loans serviced                                  2,526          3,637
-----------------------------------------------------------------------------------------

                                                            $   1,937,276      1,599,070
=========================================================================================

       Notional amounts and unrealized losses related to outstanding hedges follow (in thousands) at:


                                                               June 30,
                                                          1997         1996
-------------------------------------------------------------------------------

       Notional amounts outstanding                    $ 204,000      415,000
       Unrealized losses on hedging transactions             909          711
================================================================================

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



                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================
 (3)   Furniture and Equipment, Net

       Furniture and equipment, net are as follows (in thousands) at:


                                                                                                      June 30,
                                                                                              1997         1996
--------------------------------------------------------------------------------------------------------------------
                 Furniture, equipment and leasehold improvements                            $ 4,724        3,858
                 Accumulated depreciation                                                    (2,574)      (1,832)
--------------------------------------------------------------------------------------------------------------------

                                                                                            $ 2,150        2,026
=====================================================================================================================

(4)    Excess Servicing

       The carrying amount of excess servicing is as follows (in thousands) at:


                                                                                                    June 30,
                                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------

              Estimated value of excess servicing cash flows,
                 net of estimated prepayments                                          $    145,872        112,564
              Estimated dealer premium rebates                                               26,447         13,467
              Allowance for estimated credit losses on securitized loans                    (79,923)       (43,516)
              Discount to present value                                                      (9,941)        (9,535)
-------------------------------------------------------------------------------------------------------------------
                                                                                             82,455         72,980
              Accrued interest on securitized loans                                          12,807         10,454
-------------------------------------------------------------------------------------------------------------------
              Unrealized gains on excess servicing                                            3,785              -

                                                                                       $     99,047         83,434
===================================================================================================================

              Outstanding balance of loans serviced
                 through securitized trusts                                            $  1,818,363      1,351,480

              Allowance for estimated credit losses as a
                 percentage of securitized loans serviced                                    4.40%          3.22%




                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

================================================================================
Excess servicing activity is as follows (in thousands):


                                                                              Year ended June 30,
                                                                         1997        1996        1995
---------------------------------------------------------------------------------------------------------

    Balance at beginning of period                                    $ 83,434       60,622       41,265

    Amounts capitalized (including estimated
        dealer rebates)                                                 68,922       56,436       47,693
    Change in accrued interest on securitized loans                      2,353        4,247        1,713
    Return of excess cash flows, net of present value effect           (24,619)     (37,871)     (30,049)
    Impairment of excess servicing asset                               (34,828)           -            -
    Unrealized gain attributable to the change in fair value             3,785            -            -
---------------------------------------------------------------------------------------------------------
    Balance at end of period                                          $ 99,047       83,434       60,622
=========================================================================================================


       Because of current trends with respect to credit loss and delinquency, and their effects on the valuation of the excess servicing asset, the Company recorded pre-tax charges of approximately $35.0 million for the impairment of the excess servicing asset in accordance with the provisions of SFAS 125 during fiscal 1997.

 (5)   Spread Accounts

       The weighted average yield on spread accounts was 4.97% and 5.32% at June 30, 1997 and 1996, respectively.

(6)    Other Assets

       Other assets are as follows (in thousands) at:

                                                      June 30,
                                                 1997         1996
----------------------------------------------------------------------

       Income tax receivable                  $   5,735        1,584
       Repossessed assets                         5,048        1,716
       Deferred borrowing fees                    3,078        2,173
       Accrued servicing fees                     2,511        5,131
       Advances of delinquent interest            1,056          506
       Other                                      3,053        1,370
---------------------------------------------------------------------
                                               $ 20,481       12,480
=====================================================================

                                                                     (Continued)

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






                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

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

       Scheduled contractual maturities of long-term debt at June 30, 1997 follows (in thousands):

               1998                                           $            -
               1999                                                     22,000
               2000                                                     22,000
               2001                                                     22,000
               2002                                                     43,667
               2003                                                    111,333
--------------------------------------------------------------------------------
                                                                     $ 221,000
================================================================================

(9)    Other Revenue and Expenses

       Other revenue and expenses follow (in thousands):

                                                                Year ended June 30,
                                                          1997         1996        1995
--------------------------------------------------------------------------------------------

       Other revenues:
           Late charges                                $   2,618        1,922        1,447
           Origination fees                                1,019        1,072        1,210
           Other                                             183          102          126
--------------------------------------------------------------------------------------------

                                                       $   3,820        3,096        2,783
============================================================================================

       Other expenses:
           Loan expenses                                   2,948        2,202        1,841
           Outside services                                2,767        2,515        1,492
           Office, telephone and postage                   2,626        2,207        1,158
           Occupancy                                       1,433          891          396
           Equipment                                       1,013          839          511
           Other                                           4,042        3,202        2,893
--------------------------------------------------------------------------------------------

                                                        $ 14,829       11,856        8,291
============================================================================================


                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

 (10)  Income Taxes

       The composition of income taxes follows (in thousands):

                                                      Year ended June 30,
                                               1997         1996        1995
--------------------------------------------------------------------------------

       Current expense (benefit)             $(1,644)       9,096        6,458
       Deferred expense (benefit)              5,810        5,310          (62)
--------------------------------------------------------------------------------

                                            $  4,166       14,406        6,396
--------------------------------------------------------------------------------

       The effective income tax rate for the year ended June 30, 1997, is 40.5%. Income taxes were allocated using statutory federal and state rates which resulted in effective income tax rate of approximately 40.5% for the years ended June 30, 1996 and 1995.

                                                         Year ended June 30,
              (Dollars in thousands)                       1997           1996
--------------------------------------------------------------------------------

              Deferred tax assets:
                  Net operating losses carryforward      $  1,841           -
                  Allowance for estimated credit losses       316         445
                  Mark to market and allowance for
                     credit losses                          2,073         912
--------------------------------------------------------------------------------
                                                            4,230       1,357
--------------------------------------------------------------------------------

              Deferred tax liabilities:
                  Excess servicing                         16,556       5,349
                  Unrealized gain on excess servicing       1,533           -
                  Mark to market - excess servicing             -       4,365
--------------------------------------------------------------------------------
                                                           18,089       9,714
--------------------------------------------------------------------------------

                      Deferred income tax payable        $ 13,859       8,357
================================================================================

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

                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

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

(12)   Commitments and Contingencies

       Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 1997 are as follows (in thousands):

                      1998                    $ 1,236
                      1999                      1,150
                      2000                        985
                      2001                        911
                      2002                        911
                      Thereafter                  759
------------------------------------------------------

                      Total                   $ 5,952
======================================================

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

(13)   Stock-Based Compensation

       The Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for these plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):
                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                           June 30,
For the Years Ended:                                1997         1996
--------------------------------------------------------------------------------

              Net income:
                 As reported                        $5,882       21,142
                 Pro forma                           4,543       19,449
              Earnings per share:
                 As reported                          0.45         1.60
                 Pro forma                            0.34         1.47
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




                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

       A summary of the status of the Company's stock option plans as of June 30, 1997 and 1996 changes during the years ended on those dates is presented below:



                                                                       1997                       1996
                                                         ---------------------------       ----------------------
                                                                         Weighted                        Weighted
                                                                          average                         average
                                                                         exercise                        exercise
                                                           Shares          price            Shares         price
-----------------------------------------------------------------------------------------------------------------

              Options outstanding at beginning of
                 year                                         276,915    $ 16.03                   -  $     0.00
              Options granted                                  39,750      16.00             280,600       16.04
              Options exercised                                     -       0.00                   -        0.00
              Options canceled                                  2,180      17.48               3,685       16.31
-----------------------------------------------------------------------------------------------------------------

              Options outstanding at end of year              314,485    $ 16.02             276,915     $ 16.03
=================================================================================================================
              Weighted average fair value of
                 options granted during the year                   $ 14.71                       $ 14.79
=================================================================================================================

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

                                                                     (Continued)

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

(14)   Restatement of Consolidated Financial Statements

              The Company determined in August 1998 that it should measure other than temporary impairment of Excess Servicing on a disaggregate basis (pool by pool). The adjustments resulting from the measurement of other than temporary impairment on a disaggregate basis were of sufficient significance to require restatement of the consolidated financial statements since the implementation of SFAS 125. This restatement had the effect of reducing fiscal 1997 earnings by $1,890,000 (net of income taxes of $1,288,000) or $0.14 per share. The restatement had no effect on shareholders' equity at June 30, 1997. In conjunction with the restatement, the Company made other adjustments, which were not individually significant, that increased fiscal 1997 net earnings by $372,000 (net of income taxes of $259,000) or $0.03 per share and increased shareholders' equity at June 30, 1997 by $733,000.

























                                                                     (Continued)

------------------------------------------------------------------------------------------------------------------------------------
UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

June 30, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------------------

 (15)  Quarterly Financial Information (unaudited)

       Quarterly financial information is as follows (in thousands, except share data):

------------------------------------------------------------------------------------------------------------------------------------
                                                      First        Second        Third       Fourth       Total
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997
Interest on loans                                  $   9,233        9,096        7,543        8,042       33,914
Interest on spread accounts and restricted cash        1,510        1,545        1,618        1,712        6,385
Interest expense                                      (6,410)      (6,265)      (6,118)      (6,895)     (25,688)
Provision for estimated credit losses on
     loans held for sale                                (855)        (993)      (1,180)      (1,160)      (4,188)
------------------------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision               3,478        3,383        1,863        1,699       10,423
Gain (loss) on sales of loans                          6,875        7,790       (6,168)      (7,534)         963
Servicing fees, net                                    5,826        6,258        6,854        6,406       25,344
Other revenues                                           934          910        1,011          965        3,820
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                   17,113       18,341        3,560        1,536       40,550
------------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                  3,632        3,900        4,065        4,076       15,673
Other expenses                                         3,514        3,932        3,480        3,903       14,829
------------------------------------------------------------------------------------------------------------------------------------
     Operating expenses                                7,146        7,832        7,545        7,979       30,502
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             4,049        4,316       (1,587)      (2,612)       4,166
------------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                           $   5,918        6,193       (2,398)      (3,831)       5,882
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share                   $    0.45         0.47        (0.18)       (0.29)        0.45
====================================================================================================================================

Weighted average common shares outstanding        13,211,358   13,215,515   13,216,788   13,216,788   13,215,112
====================================================================================================================================

Year ended June 30, 1996
Interest on loans                                  $   6,946        7,232        6,732        7,802       28,712
Interest on spread accounts and restricted cash        1,370        1,386        1,317        1,375        5,448
Interest expense                                      (5,289)      (5,556)      (5,359)      (6,071)     (22,275)
Provision for estimated credit losses on
     loans held for sale                              (1,150)        (300)        (600)        (825)      (2,875)
------------------------------------------------------------------------------------------------------------------------------------
     Net interest margin after provision               1,877        2,762        2,090        2,281        9,010
Gain on sales of loans                                 6,724        8,483        7,760        7,390       30,357
Servicing fees, net                                    3,966        2,584        4,796        5,580       16,926
Other revenues                                           750          724          798          824        3,096
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                   13,317       14,553       15,444       16,075       59,389
------------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                  2,321        3,059        3,232        3,373       11,985
Other expenses                                         2,398        2,543        3,426        3,489       11,856
------------------------------------------------------------------------------------------------------------------------------------
     Operating expenses                                4,719        5,602        6,658        6,862       23,841
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             3,482        3,705        3,473        3,746       14,406
------------------------------------------------------------------------------------------------------------------------------------
     Net earnings                                  $   5,116        5,246        5,313        5,467       21,142
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share                          $    0.39         0.40         0.40         0.41         1.60
====================================================================================================================================

Weighted average common shares outstanding        13,205,622   13,209,173   13,211,358   13,211,358   13,209,378
------------------------------------------------------------------------------------------------------------------------------------

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

(a)           List the following documents filed as part of the report:

              Financial Statements -- Included Under Item 8:

              Report of KPMG Peat Marwick LLP, Independent Auditors

              Consolidated Balance Sheets as of June 30, 1997 and 1996

              Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 1997, 1996, 1995

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

                                                UNION ACCEPTANCE CORPORATION

January 4, 1999              By:       /S/   Rick A. Brown
                                       --------------------
                                       Rick A. Brown
                                       Treasurer and Chief Financial Officer

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

4.3(c)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated November 13, 1995              4.3(c)

4.3(d)      Amendment  No.  3  to  Transfer  and   Administration       10K 1996
            Agreement dated March 1, 1996                                 4.3(d)

4.3(e)      Letter    Agreement     regarding     Transfer    and       10K 1996
            Administration Agreement dated May 30, 1996                   4.3(e)

4.3(f)      Amendment  No.  4  to  Transfer  and   Administration       10K 1996
            Agreement dated September 5, 1996                             4.3(f)

4.3(g)      Amendment  No.  5  to  Transfer  and   Administration
            Agreement dated October 31, 1996*

4.3(i)      Amendment  No.  6  to  Transfer  and   Administration      10Q 12/96
            Agreement dated December 23, 1996                                4.1

4.3(h)      Amendment  No.  7  to  Transfer  and   Administration
            Agreement dated March 31, 1997 *

4.3(j)      Letter  Agreement  No. 3 with respect to Transfer and
            Administration Agreement, dated April 28, 1997 *

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

4.5(g)      Letter    Agreement  No. 4  to   Transfer  and
            Administration Agreement dated April 25, 1997 *

4.5(h)      Amendment  No.  5  to  Transfer  and   Administration
            Agreement dated June 6, 1997 *

4.5(i)      Letter   Agreement   with  regard  to  Transfer   and
            Administration Agreement dated June 24, 1997 *

4.5(j) Amendment No. 6 to Transfer and Administration Agreement dated as of July 29, 1997 *

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

4.7         Note Purchase Agreement,  dated March 24, 1997, among       10Q 3/97
            Union Acceptance  Corporation and certain  purchasers           10.1
            of Senior Notes, due 2002.

4.8(a)      Note  Purchase  Agreement,  dated April 3, 1997 among
            UAC   Boat   Funding   Corp.,    Enterpirse   Funding
            Corporation and NationsBank, N.A. *

4.8(b) Security Agreement, dated April 3, 1997, among UAC Boat Funding Corp., Enterpirse Funding Corp., et. al. *

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
        Federal Savings Bank of Indianapolis dated as of January 18, 1996

10.21   Sublease    Agreement   between   Union   Acceptance            10K 1996
        Corporation   and  Union  Federal  Savings  Bank  of               10.26
        Indianapolis dated as of August 1, 1996

21      Subsidiaries of the Registrant *

23      Consent of KPMG Peat Marwick LLP. (Updated)                        _____

27      Financial Data Schedule   (Restated)                               _____

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

*    Previously filed