Form 10-Q
period 1998-12-31
UNION ACCEPTANCE CORP
filed 1999-02-16
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

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

Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                         Outstanding at February 12, 1999

Class A Common Stock, without par value                  4,459,224 Shares
---------------------------------------                  ----------------
Class B Common Stock, without par value                  8,790,036 Shares
---------------------------------------                  ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         December 31, 1998 and June 30, 1998                                  3

         Consolidated Condensed Statements of Earnings (Loss) and
         Comprehensive Earnings (Loss) for the Three Months
         and Six Months Ended  December 31, 1998 and 1997                     4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended December 31, 1998 and 1997                          5

         Consolidated Condensed Statement of  Shareholders' Equity for
         Six Months Ended December 31, 1998                                   6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures                            21

Part II. OTHER INFORMATION                                                   22


         Signatures                                                          23

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
Dollars in thousands, except share data
(Unaudited)

                                                                        December 31,      June 30,
Assets                                                                      1998            1998
------
                                                                        ----------------------------
Cash                                                                    $    7,690      $    75,612
Restricted cash                                                             12,535           17,823
Receivables, net                                                           249,483          118,259
Accrued interest receivable                                                  2,086            1,045
Property, equipment, and leasehold improvements, net                         8,519            7,921
Retained interest in securitized assets                                    198,146          171,593
Other assets                                                                20,207           19,280
                                                                        ----------------------------
  Total Assets                                                          $  498,666       $  411,533
                                                                        ============================

Liabilities

Amounts due under warehouse facilities                                  $  174,831      $    73,123
Long-term debt                                                             199,000          221,000
Accrued interest payable                                                     5,275            6,280
Amounts due to trusts                                                       12,854           15,510
Dealer premiums payable                                                      3,412            1,374
Deferred income tax payable                                                 12,781            9,573
Other payables and accrued expenses                                          2,835            2,200
                                                                        ----------------------------
  Total Liabilities                                                        410,988          329,060
                                                                        ----------------------------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                                 -                -

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 4,459,224 and 4,376,446 shares issued and outstanding at December 31, 1998 and
  June 30, 1998, respectively                                               58,450           58,360

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 8,790,036 and 8,855,036 shares issued and outstanding at December 31, 1998 and
  June 30, 1998, respectively                                                    -                -

Net unrealized gain on retained interest in securitized assets               7,744            7,609
Retained earnings                                                           21,484           16,504
                                                                        ----------------------------
  Total Shareholders' Equity                                                87,678           82,473
                                                                        ----------------------------

  Total Liabilities and Shareholders' Equity                            $  498,666       $  411,533
                                                                        ============================


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss) and
  Comprehensive Earnings (Loss)
Dollars in thousands, except share data
(Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                     December 31,                         December 31,
                                                         --------------------------------       ------------------------------
                                                              1998               1997               1998              1997
                                                          ------------       ------------       ------------      ------------


Interest on receivables                                   $      6,938       $      6,473       $     15,189      $     13,100
Other interest                                                   5,037              3,191             10,516             6,304
                                                          ------------       ------------       ------------      ------------
   Total interest income                                        11,975              9,664             25,705            19,404
Interest expense                                                 6,338              6,167             13,290            12,220
                                                          ------------       ------------       ------------      ------------
   Net interest margin                                           5,637              3,497             12,415             7,184
Provisions for estimated credit losses                           1,275              1,770              3,600             3,275
                                                          ------------       ------------       ------------      ------------
   Net interest margin after provision                           4,362              1,727              8,815             3,909

Gain (loss) on sales of receivables, net                         4,087              2,020              6,793            (8,827)
Servicing fees, net                                              5,469              4,803             10,422             9,548
Other revenues                                                   1,173                985              2,379             2,005
                                                          ------------       ------------       ------------      ------------

Total revenues                                                  15,091              9,535             28,409             6,635
                                                          ------------       ------------       ------------      ------------

Salaries and benefits                                            5,453              4,871             11,123             9,481
Other expenses                                                   4,856              4,165              9,177             8,178
                                                          ------------       ------------       ------------      ------------

Total operating expenses                                        10,309              9,036             20,300            17,659
                                                          ------------       ------------       ------------      ------------

Earnings (loss) before provision (benefit)
   for income taxes                                              4,782                499              8,109           (11,024)
Provision (benefit) for income taxes                             1,859               (711)             3,129            (5,367)
                                                          ------------       ------------       ------------      ------------

Net earnings (loss)                                       $      2,923       $      1,210       $      4,980      $     (5,657)
                                                          ============       ============       ============      ============

Other comprehensive earnings (loss) before provision
   (benefit) for income taxes:
Net change in unrealized gain on retained
   interest in securitized assets                               (4,847)             2,315                219             6,627
Provision (benefit) for income taxes related to
   items of other comprehensive earnings                        (1,852)               870                 84             2,492
                                                          ------------       ------------       ------------      ------------

Other comprehensive earnings (loss)                             (2,995)             1,445                135             4,135
                                                          ------------       ------------       ------------      ------------

Comprehensive earnings (loss)                             $        (72)      $      2,655       $      5,115      $     (1,522)
                                                          ============       ============       ============      ============

 Net earnings (loss) per share (diluted & basic)          $       0.22       $       0.09       $       0.38      $      (0.43)
                                                          ============       ============       ============      ============

 Weighted average number of
   common shares outstanding                                13,236,313         13,227,010         13,233,897        13,221,899
                                                          ============       ============       ============      ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
Dollars in thousands
(Unaudited)


                                                                         Six Months Ended
                                                                            December 31,
                                                                     -------------------------
                                                                        1998            1997
                                                                     ---------       ---------

Cash flows from operating activities:
  Net earnings (loss)                                                $   4,980       $  (5,657)
     Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
          Receivable acquisitions in excess of liquidations           (756,893)       (476,782)
          Dealer premiums paid in excess of dealer premium
            rebates received on receivables held for sale              (28,456)        (21,175)
          Securitization of receivables held for sale                  627,293         422,537
          Gain on sales of receivables                                 (20,912)        (12,512)
          Proceeds on sale of interest-only strip                           --           7,137
          Return of excess and servicing asset cash flows,
            net of present value effect                                 16,676          10,270
          Impairment of retained interest in securitized assets          5,172          17,549
          Provision for estimated credit losses                          3,600           3,275
          Amortization and depreciation                                  2,430           2,093
          Spread accounts                                               (2,633)          4,320
          Restricted cash                                                5,288          (1,737)
          Other assets and accrued interest receivable                  (3,120)         (2,478)
          Amounts due to trusts                                         (2,656)         (3,288)
          Other payables and accrued expenses                            2,928          (1,754)
                                                                     ---------       ---------
                Net cash used by operating activities                 (146,303)        (58,202)
                                                                     ---------       ---------

Cash flows from investing activities:
  Purchase of property, equipment, and leasehold improvements           (1,225)         (3,256)
                                                                     ---------       ---------

Cash flows from financing activities:
  Principal payment on long-term debt                                  (22,000)             --
  Payment of borrowing fees                                               (102)             --
  Net change in warehouse credit facilities                            101,708          58,157
                                                                     ---------       ---------
                Net cash provided from financing activities             79,606          58,157

Change in cash                                                         (67,922)         (3,301)

Cash, beginning of period                                               75,612          58,801
                                                                     ---------       ---------

Cash, end of period                                                  $   7,690       $  55,500
                                                                     =========       =========

Supplemental disclosures of cash flow information:
--------------------------------------------------

Income taxes paid                                                    $       6       $      20
                                                                     =========       =========

Interest paid                                                        $  15,406       $  12,768
                                                                     =========       =========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended December 31, 1998
Dollars in thousands, except per share data
(Unaudited)

                                Number of Common Stock                     Net Unrealized
                                 Shares Outstanding                      Gain on Retained                     Total
                              -------------------------       Common        Interest in        Retained    Shareholders'
                              Class A          Class B         Stock     Securitized Assets    Earnings      Equity
                              ------------------------------------------------------------------------------------------

Balance at June 30, 1998      4,376,446       8,855,036       $ 58,360       $7,609           $  16,504      $  82,473

Grants of Common Stock           17,778               -             90            -                   -             90

Conversion of Class B
  Common Stock into
  Class A Common Stock           65,000        (65,000)              -            -                   -              -

Net earnings                          -               -              -            -               4,980          4,980

Net change in unrealized
   gain on retained interest
   in securitized assets              -               -              -          135                   -            135
                              -----------------------------------------------------------------------------------------
Balance at December 31, 1998  4,459,224       8,790,036       $ 58,450       $7,744           $  21,484      $  87,678
                              =========================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1998 and 1997
(Unaudited)

Note 1 - Basis of Presentation
------------------------------
         The forgoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation and its subsidiaries.

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

Note 2 - Reclassification
-------------------------
         Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 3 - Other Interest Income
------------------------------
         Other interest income includes interest earned on cash collection accounts on all securitization transactions before January 1, 1997, the discount accretion recognized on retained interest in securitized assets, and the discount accretion related to the servicing asset which was established for securitization transactions after December 31, 1996. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and the servicer. Beginning with the implementation of Statement of Financial Accounting Standards No. 125 on January 1, 1997, the Company established a servicing asset for the expected collection account interest.

Note 4 - Earnings Per Share
---------------------------
         The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS) which is effective for interim and annual periods ending after December 15, 1997, and requires the presentation of basic and dilutive earnings per share. EPS have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the periods presented are anti-dilutive and therefore not included in diluted earnings per share. The weighted average number of shares used in the basic and diluted EPS computations for the three months ended December 31, 1998 and 1997 were 13,236,313 and 13,227,010, respectively. The weighted average number of shares used in the basic and dilutive EPS computations for the six months ended December 31, 1998 and 1997 were 13,233,897 and 13,221,899, respectively.

Note 5 - Current Accounting Pronouncements
------------------------------------------
         In June, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended December 31, 1998 and 1997
(Unaudited)

Note 5 - Current Accounting Pronouncements (continued)
------------------------------------------------------
after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

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

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement is effective for fiscal years beginning after December 15, 1998, with earlier application allowed. This Statement is not expected to have a material impact on the financial condition or results of operations of the Company when adopted.

Note 6 - Retained Interest in Securitized Assets
------------------------------------------------

                                                           December 31,        June 30,
                                                              1998               1998
                                                          -----------        -----------
Estimated fair value of excess servicing receivable,
  net of estimated prepayments                            $   205,466        $   175,164
Allowance for estimated credit losses on securitized          (96,513)           (90,203)
receivables
Estimated dealer premium rebates                               25,526             25,718
Discount to present value                                     (34,883)           (33,117)
                                                          -----------        -----------
                                                               99,596             77,562

Spread accounts                                                70,746             68,113
Accrued interest on securitized receivables                    15,273             13,606
Unrealized gain                                                12,531             12,312
                                                          -----------        -----------
Retained interest in securitized assets                   $   198,146        $   171,593
                                                          ===========        ===========

Outstanding balance of receivables serviced
  through securitized trusts                              $ 2,101,706        $ 1,929,981
Allowance for estimated credit losses as
  a percentage of securitized receivables serviced               4.59%              4.67%

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended December 31, 1998 and 1997
(Unaudited)

Note 7- Conversion of Common Stock
----------------------------------
         The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of holders. Pursuant to such provision, 65,000 shares of Class B Common Stock were converted to shares of Class A Common Stock in the fiscal quarter ended December 31, 1998.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

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

         Acquisition Volume. The Company currently acquires receivables in 32 states from over 3,800 manufacturer-franchised auto dealerships. The Company primarily acquires receivables on automobiles made to borrowers who exhibit a favorable credit profile ("Tier I") and since October 1994, to borrowers with adequate credit quality who would not qualify for acquisition under the Company's Tier I quality criteria ("Tier II"). Effective January 1, 1999, the Company no longer acquires Tier II receivables. The decision to stop acquiring Tier II receivables will not significantly impact operations and will allow the Company to focus on Tier I acquisitions.

         Total receivable acquisitions decreased to $361.9 million for the quarter ended December 31, 1998, from $404.5 million for the quarter ended September 30, 1998, but increased from $227.4 million for the quarter ended December 31, 1997. Tier I receivable acquisitions were $357.3 million for the quarter ended December 31, 1998, compared to $221.1 million for the same quarter of last year. Tier II receivable acquisitions were $4.6 million for the quarter ended December 31, 1998, compared to $5.8 million for the quarter ended December 31, 1997. As a result of the decision to stop acquiring Tier II receivables and our continued effort to improve the credit quality of our portfolio, receivable acquisitions are currently expected to decrease to approximately $290.0 million for the quarter ended March 31, 1999. The decrease in receivable acquisitions should be offset by the Company's ability to achieve higher gross and net spreads. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the second quarter securitization of fiscal 1999 were 6.89% and 5.25% compared to 6.71% and 5.07%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average receivable rate and the certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses.

         To offset projected lower acquisition volume, management increased the targeted gross and net spreads by approximately 50 basis points. Net spreads are currently targeted at 5.50% to 6.00% on securitizations (assuming a pricing spread for asset-backed certificates over the two-year treasury note of 100 basis points) for the remaining six months of fiscal 1999. Management believes that by targeting a spread of 8.00% to 8.50% between receivable rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for Certificates representing interests in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Gain (loss) on Sales of  Receivables,  Net and Interest Rate Risk. Gain
(loss) on sales of receivables continues to be a significant element of the Company's net earnings. The gain (loss) on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, and the level of estimation for net credit losses. Prior to the quarter ended June 30, 1998, the Company estimated the future servicing cash flows recognized as a component of the gain on sale by discounting the projected future servicing cash flows from the time they are received by the respective trust. However, management implemented the "cash out" method during the fourth quarter of fiscal 1998 which discounts the expected future servicing cash flows from the time they are released from the spread account to the Company.

         The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as reflected by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of gain (loss) on sales of receivables. The Company plans to change its hedging strategy to the execution of forward interest rate swaps during the third quarter of fiscal 1999.

         Portfolio Performance. Since September 30, 1997, the Company has experienced steady improvement in both delinquency and net credit losses. The Company attributes the improvement to the implementation of tighter credit standards in March 1997 and strategic changes made in its origination and collection departments. Recoveries as a percentage of gross charge-offs on the Tier I portfolio dropped slightly to 37.79% for the quarter ended December 31, 1998, compared to 38.67% for the quarter ended September 30, 1998, and 38.11% for the same quarter of last year. In response to declining recovery rates, the Company opened a new car franchised dealership in Indianapolis in July 1998 and is retailing a portion of its repossessed automobiles through the dealership. The Company anticipates that this method of disposing of repossessions along with stricter monitoring of the repossession and resale process should increase the recovery rate over time. Although the overall recovery percentage remains below management's expectations, recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. Approximately 10.0% of repossessed automobiles were sold at the Company's retail operation during the six months ended December 31, 1999. The recovery rate on automobiles retailed by the Company was approximately 60.00% as a percentage of gross charge-offs, compared to our total Tier I reported recoveries as a percentage of gross charge-offs of 37.79%. See - "Discussion of Forward-Looking Statements".

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. Current assumptions utilized in the gain (loss) on sale of receivables calculation for estimated net credit losses during the second quarter securitization was 4.40% over the life of the pool based on a combined sale of Tier I, Tier II and modified receivables. Allowance related to net credit losses on securitized receivables (inherent in Retained Interest) declined to 4.59% at December 31, 1998, compared to 4.64% and 5.06% at September 30, 1998, and December 31, 1997, respectively.

         Tier I Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier I fixed rate retail automobile, light truck and van receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below.
See "Discussion of Forward-Looking Statements".



                                                          Tier I Delinquency Experience
                               ---------------------------------------------------------------------------------

                                 At December 31, 1998        At September 30, 1998       At December 31, 1997
                               ------------------------    -----------------------     -------------------------
                                                            (Dollars in thousands)

                               Number of                    Number of                   Number of
                                Loans          Amount         Loans        Amount        Loans          Amount
                               --------   --------------    --------  -------------  ----------      ------------
Servicing portfolio            202,890      $ 2,277,112     194,882    $ 2,151,695     179,962       $ 1,920,930
Delinquencies:
  30-59 days                     4,379      $    44,626       3,741    $    38,040       3,954       $    41,778
  60-89 days                     1,682           17,475       1,873         19,652       2,274            25,933
  90 days or more                  694            7,161         793          7,966         688             8,048
                               --------   --------------    --------  -------------  ----------      ------------
Total delinquencies              6,755      $    69,262       6,407    $    65,658       6,916       $    75,759
                               ========   ==============    ========  =============  ==========      ============
Delinquency as a percentage
  of servicing portfolio          3.33%            3.04%       3.29%          3.05%       3.84%             3.94%



         As indicated by the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over were 3.04% at December 31, 1998, compared to 3.05% at September 30, 1998, and 3.94% at December 31, 1997, for UAC's Tier I servicing portfolio.

                                                                    Tier I Credit Loss Experience
                                                                      For the Three Months Ended
                                          ----------------------------------------------------------------------------------

                                               December 31, 1998           September 30, 1998         December 31, 1997
                                          --------------------------    ------------------------    ------------------------
                                                                         (Dollars in thousands)
                                          Number of                      Number of                  Number of
                                            Loans             Amount       Loans         Amount      Loans          Amount
                                            -----             ------       -----         ------      -----          ------
Average servicing portfolio                 200,164       $ 2,234,753      190,877   $ 2,088,163    179,334      $1,916,778

Gross charge-offs                             1,886            19,339        2,196        23,651      1,977          22,373
Recoveries                                                      7,309                      9,146                      8,527
                                                      ----------------              -------------                -----------
  Net charge-offs                                         $    12,030                $    14,505                  $  13,846
                                                      ================              =============                ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)           3.77%             3.46%        4.60%         4.53%      4.41%           4.67%
Recoveries as a percentage of
  gross charge-offs                                             37.79%                     38.67%                     38.11%
Net charge-offs as a percentage
  of average servicing portfolio (1)                             2.15%                      2.78%                      2.89%

                                                         For the Six Months Ended
                                       -------------------------------------------------------
                                            December 31, 1998             December 31, 1997
                                       --------------------------    -------------------------
                                                       (Dollars in thousands)

                                       Number of                     Number of
                                        Loans            Amount        Loans       Amount
                                        -----            ------        -----       ------
Average servicing portfolio             195,521       $ 2,161,458     177,627   $ 1,899,190

Gross charge-offs                         4,082            42,990       4,031        45,429
Recoveries                                                 16,455                    16,661
                                                    --------------              ------------
  Net charge-offs                                   $      26,535               $    28,768
                                                    ==============              ============

Gross charge-offs as a percentage
  of average servicing portfolio (1)       4.18%             3.98%       4.54%         4.78%
Recoveries as a percentage
  of gross charge-offs                                      38.28%                    36.68%
Net charge-offs as a percentage
  of average servicing portfolio (1)                         2.46%                     3.03%

    (1) Annualized

         As indicated in the above table, net credit losses on the Tier I auto portfolio totaled $12.0 million for the quarter ended December 31, 1998, or 2.15% (annualized) as a percentage of the average servicing portfolio compared to 2.78% and 2.89% for the quarters ended September 30, 1998, and December 31, 1997, respectively.

         Tier II Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier II portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                                                         Tier II Delinquency Experience
                                --------------------------------------------------------------------------------
                                    At December 31, 1998       At September 30, 1998       At December 31, 1997
                                ---------------------------   ------------------------  ------------------------
                                                               (Dollars in thousands)

                                   Number of                   Number of                 Number of
                                    Loans         Amount        Loans        Amount        Loans        Amount
                                -----------    ------------   --------   -------------  ----------- ------------
Servicing portfolio                  6,327      $   66,363      6,376      $   67,685        6,367    $  70,439
Delinquencies:
  30-59 days                           421      $    4,492        359      $    3,758          400    $   4,647
  60-89 days                           183           1,871        158           1,683          150        1,728
  90 days or more                        5              48          9              65            -            -
                                -----------    ------------   --------   -------------  ----------- ------------
Total delinquencies                    609      $    6,411        526      $    5,506          550    $   6,375
                                ===========    ============   ========   =============  =========== ============
Delinquency as a percentage
   of servicing portfolio             9.63%           9.66%      8.25%           8.14%        8.64%        9.05%



         As indicated in the above table, Tier II portfolio delinquency was 9.66% based on outstanding receivable balances of accounts 30 days past due and over at December 31, 1998, compared to 8.14% at September 30, 1998, and 9.05% at December 31, 1997. Delinquency as a percentage of servicing portfolio on the Tier II portfolio is expected to increase, while not actually deteriorating, as a result of a declining Tier II average servicing portfolio and the determination to eliminate Tier II receivable acquisitions effective January 1, 1999. See "Discussion of Forward-Looking Statements".

                                                                   Tier II Credit Loss Experience
                                                                      For the Three Months Ended
                                       -------------------------------------------------------------------------------
                                          December 31, 1998             September 30, 1998        December 31, 1997
                                       -------------------------      ------------------------   ---------------------
                                                                       (Dollars in thousands)

                                        Number of                      Number of                 Number of
                                          Loans           Amount         Loans          Amount     Loans       Amount
                                          -----           ------         -----          ------     -----       ------
Average servicing portfolio               6,370        $  67,145       6,342         $  67,319      6,340   $  70,547

Gross charge-offs                           168            1,663         215             2,118        195       2,163
Recoveries                                                   580                           741                    708
                                                     ------------                    ----------             ----------
  Net charge-offs                                      $   1,083                     $   1,377              $    1,455
                                                     ============                    ==========             ==========

Gross charge-offs as a percentage
  of average servicing portfolio (1)      10.55%            9.91%      13.56%            12.58%     12.30%      12.26%
Recoveries as a percentage
  of gross charge-offs                                     34.87%                        34.99%                 32.75%
Net charge-offs as a percentage
  of average servicing portfolio (1)                        6.45%                         8.18%                  8.25%

                                                    For the Six Months Ended
                                      ----------------------------------------------------
                                          December 31, 1998           December 31, 1997
                                      ------------------------     -----------------------
                                                     (Dollars in thousands)

                                       Number of                   Number of
                                         Loans         Amount        Loans        Amount
                                         -----         ------        -----        ------
Average servicing portfolio               6,356      $  67,232      6,271       $  70,186

Gross charge-offs                           383          3,780        424           4,637
Recoveries                                               1,321                      1,641
                                                    -----------                -----------
  Net charge-offs                                   $    2,459                 $    2,996
                                                    ===========                ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)      12.05%         11.25%     13.52%          13.21%
Recoveries as a percentage
  of gross charge-offs                                   34.94%                     35.39%
Net charge-offs as a percentage
  of average servicing portfolio (1)                      7.32%                      8.54%

    (1) Annualized


         As indicated in the above table, net credit losses for the quarter ended December 31, 1998, totaled $1.1 million or 6.45% (annualized) as a percentage of the average Tier II servicing portfolio compared to 8.18% and 8.25% for the quarters ended September 30, 1998, and December 31, 1997, respectively.

Results of Operations

         Net earnings increased 141.6% to $2.9 million or $0.22 per diluted share for the quarter ended December 31, 1998, compared to $1.2 million or $0.09 per diluted share for the quarter ended December 31, 1997. Net earnings increased 188.0% to $5.0 million or $0.38 per diluted share for the six months ended December 31, 1998, compared to a net loss of $5.7 million or $0.43 per diluted share for the six months ended December 31, 1997. The increase in net earnings was primarily related to a higher gain on sale of receivables, net, and an increase in other interest income.

         Net interest margin after provision increased 152.6% to $4.4 million and 125.5% to $8.8 million for the quarter and six months ended December 31, 1998, respectively, compared to $1.7 million and $3.9 million for the corresponding periods ended December 31, 1997.

         Interest on receivables increased 7.2% to $6.9 million and 16.0% to $15.2 million for the quarter and six months ended December 31, 1998, respectively, compared to $6.5 million and $13.1 million for the corresponding periods ended December 31, 1997. The increase in interest on receivables was primarily a result of an increase in the average outstanding balance of receivables held for sale for the quarter and six months ended December 31, 1998, to $204.3 million and $220.2 million, respectively, compared to $161.2 million and $171.4 million for the corresponding periods ended December 31, 1997.

         Other interest income increased 57.9% to $5.0 million and 66.8% to $10.5 million for the quarter and six months ended December 31, 1998, respectively, compared to $3.2 million and $6.3 million for the corresponding periods ended December 31, 1997. The increase in other interest income relates primarily to the implementation of the "cash out" method of valuing Retained Interest at June 30, 1998, which increased the discount resulting in a subsequent increase in discount accretion but was offset by lower collection and spread account interest. Other interest income related to discount accretion was $4.7 million and $9.8 million for the quarter and six months ended December 31, 1998, respectively, compared to $1.8 million and $3.4 million for the quarter and six months ended December 31, 1997. Other interest income related to the restricted cash accounts (collection and spread accounts) for the quarter and six months ended December 31, 1998, was $326,000 and $1.4 million, respectively, compared to $695,000 and $2.9 million for the quarter and six months ended December 31, 1997.

         Interest expense increased 2.8% to $6.3 million and 8.8% to $13.3 million for the quarter and six months ended December 31, 1998, compared to $6.2 million and $12.2 million for the corresponding periods ended December 31, 1997. The increase was primarily related to higher average borrowing needs due to higher receivable acquisitions but was offset by lower interest on long-term debt as a result of a required principal payment of $22.0 million made in August 1998.

         Provision for estimated credit losses decreased 28.0% to $1.3 million for the quarter ended December 31, 1998, compared to $1.8 million for the quarter ended December 31, 1997, and increased 9.9% to $3.6 million for the six months ended December 31, 1998, from $3.3 million for the six months ended December 31, 1997. The decrease during the current quarter is primarily related to improvement in the quality of the held for sale portfolio.

         Gain on sales of receivables, net totaled $4.1 million and $2.0 for the quarters ended December 31, 1998, and 1997, respectively. Gain on sales of receivables, net totaled $6.8 million for the six months ended December 31, 1998, compared to a loss on sales of receivables, net of $8.8 million for the six months ended December 31, 1997. The gain for the quarters ended December 31, 1998, and 1997, consisted of gains on securitization transactions of $5.8 million and $3.4 million and charges for other than temporary impairments of Retained Interest of $1.6 million and $1.2 million, respectively. The gain for the six months ended December 31, 1998 and 1997 consisted of gains on securitization transactions of $12.0 million and $9.0 million, respectively, and charges for other than temporary impairments of Retained Interest of $5.2 million and $17.5 million, respectively. Unrealized gains on Retained Interest are not charged to income. (See - Financial Condition - "Retained interest in securitized assets," below). The increase in the securitization transaction gain relates to a higher volume of receivables securitized, and a higher net spread, but was offset by a higher credit loss assumption of 4.40% for the fiscal 1999 second quarter securitization compared to 4.00% for the fiscal 1998 second quarter securitization. The increase was also offset by an increase in the discount of the estimated Retained Interest related to the implementation of the "cash out" method of valuing Retained Interest. The receivables sold in the securitization for the quarter ended December 31, 1998, were $275.9 million compared to $204.1 million for the same quarter of last year. The receivables sold in the securitizations for the six months ended December 31, 1998, and 1997, were $627.3 million and $422.5 million, respectively. The increase in the credit loss assumption from 4.00% to 4.40% was related to the combined securitization of Tier I, Tier II and modified receivables in fiscal 1999 securitizations compared to the securitization of only Tier I receivables in fiscal 1998. The annual prepayment estimate and discount rate assumptions used for the fiscal 1999 and fiscal 1998 second quarter securitizations were 25.00% and 9.76%, and 28.60% and 10.67%, respectively.

         Servicing fees, net increased 13.9% to $5.5 million and 9.2% to $10.4 million for the quarter ended and six months ended December 31, 1998, respectively, compared to $4.8 million and $9.5 million for the corresponding periods ended December 31, 1997. The increase in servicing fees, net is a result of the increase in average securitized receivables by approximately 14.1% to $2.1 billion for the second quarter of fiscal 1999, compared to $1.8 billion for the second quarter of fiscal 1998. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations. Beginning with the quarter ended September 30, 1998, the scheduled accretion of discount on excess servicing cash flows, previously a component of servicing fees, net, was reclassified to other interest income.

         Other revenues totaled $1.2 million and $2.4 million for the quarter and six months ended December 31, 1998, respectively, compared to $1.0 million and $2.0 million for the corresponding periods ended December 31, 1997. Other revenues consist primarily of late charge and origination fee income.

         Salaries and benefits expense increased 11.9% to $5.5 million and 17.3% to $11.1 million for the quarter and six months ended December 31, 1998, respectively, from $4.9 million and $9.5 million for the quarter and six months ended December 31, 1997. The increase resulted primarily from increased full-time equivalent ("FTE") employees. Average FTE's for the quarter and six months ended December 31, 1998, were 528 and 534, respectively, compared to 441 and 431 for the quarter and six months ended December 31, 1997. Since December 31, 1997, the Company has experienced growth primarily in collections, systems, reconditioning and remarketing, but modestly in other areas. The increase in collections is primarily in response to a growing servicing portfolio. The systems area increased because of the Company's commitment to improve internal analysis and reporting of corporate financial, acquisition and collection data that will be used to improve operations. The increase in the number of reconditioning and remarketing operations employees was due to the opening of a new automotive dealership in July 1998 to facilitate reconditioning and remarketing of repossessed vehicles.

         Other operating expense increased 16.6% to $4.9 million and 12.2% to $9.2 million for the quarter and six months ended December 31, 1998, respectively, from $4.2 million and $8.2 million for the corresponding periods ended December 31, 1997. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expense as a percentage of the average servicing portfolio was 1.79% and 1.81% for the quarter ended December 31, 1998, and 1997, respectively.


Financial Condition

         Receivables, net and servicing portfolio. Receivables, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. The Company's portfolio of receivables, net increased to $249.5 million at December 31, 1998, from $118.3 million at June 30, 1998. The increase was primarily due to a higher volume of Tier I receivables acquired compared to Tier I receivables securitized in the two fiscal 1999 securitizations of approximately $147.5 million. The increase was offset by the sale of Tier II and modified receivables in the first and second quarter securitizations. The Tier II receivables held for sale decreased approximately $3.5 million as more receivables were securitized than acquired during the six months ended December 31, 1998. The modified receivable portfolio, included in receivables held for sale, decreased approximately $10.0 million as a portion of the modified receivables were included in the first and second quarter securitizations. Allowance for net credit losses on receivables held for sale was $2.2 million at December 31, 1998, compared to $1.9 million at June 30, 1998. The Company serviced $2.1 billion and $1.9 billion in securitized receivables, and the total servicing portfolio was $2.3 billion and $2.0 billion as of December 31, 1998, and June 30, 1998, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased to $198.1 million at December 31, 1998, from $171.6 million at June 30, 1998. The Retained Interest balance increased by the amounts capitalized upon consummation of the UACSC 1998-C and 1998-D Auto Trusts ("1998-C" and "1998-D") securitizations including estimated dealer premium rebates. Total amounts capitalized for the six months ended December 31, 1998, were $43.1 million. Retained Interest also increased by an additional pre-tax unrealized gain of $219,000, a $1.7 million increase in accrued interest, and a net increase in spread accounts of $2.6 million. Additions to Retained Interest were offset by the return of excess cash flows over the six months ended December 31, 1998, related to all securitizations of $15.9 million and by the effect of the $5.2 million impairment of Retained Interest taken during the first and second quarters of fiscal 1999. Withdrawals of spread account funds are made when the balance of the account is in excess of the requirements stipulated in the servicing agreement (the Company's servicing agreements are collectively referred to as the "Pooling and Servicing Agreements"). Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At December 31, 1998, the allowance related to both Tier I and Tier II securitized receivables totaled $96.5 million or 4.59% of the total securitized receivable portfolio compared to $90.2 million or 4.67% at June 30, 1998. The Company's assumptions for valuing Retained Interest on a "cash out" basis at December 31, 1998, include estimates for net credit losses of 4.00% to 6.39% on Tier I receivables and 12.00% to 15.49% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 15.81% to 25.98% and discount rates ranging from 8.48% and 10.55% in the valuation of Retained Interest at December 31, 1998. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate basis (pool by pool) in accordance with SFAS 115. See
- "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility and long-term debt. The balance of the revolving warehouse credit facility and the Senior and Senior Subordinated Notes was $373.8 million at December 31, 1998, compared to $294.1 million at June 30, 1998. The increase in borrowings was primarily related to the timing of the securitization in the current quarter but was offset by a required principal payment on the Company's Senior Note in August 1998 of $22.0 million. The December 1998 quarter securitization was effected during the second month of the quarter while the fiscal 1998 fourth quarter securitization was effected during the third month of the quarter. The timing difference resulted in the Company borrowing for more days after the closing of the securitization transaction in the quarter ended December 31, 1998, compared to the quarter ended June 30, 1998.

         Net deferred income taxes. The net deferred income taxes payable totaled $12.8 million at December 31, 1998, compared to $9.6 million at June 30, 1998. This increase is a result of the deferral of a portion of the gain on the sale of receivables for the securitizations effected during the first two quarters of fiscal 1999 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of receivables, (ii) payment of dealer premiums, (iii) securitization costs including cash held in spread accounts and similar cash collateral accounts under the revolving warehouse credit facility,
(iv) servicer advances of payments on securitized receivables pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Tier I securitized portfolio, (ii) future servicing cash flows,
(iii) dealer premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and
(vi) sales of receivables in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities increased to $146.3 million for the six months ended December 31, 1998, from net cash used by operating activities of $58.2 million for the six months ended December 31, 1997. The increase was primarily attributable to a decrease in receivables securitized relative to receivables acquired.

         Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first and second quarters of fiscal 1999, hedging transactions required a use of cash of $6.6 million, compared to $1.7 million during the first and second quarters of fiscal 1998.

         Financing Activities. Net cash provided by financing activities for the six months ended December 31, 1998, was $79.6 million compared to net cash provided by financing activities of $58.2 million for the six months ended December 31, 1997. The increase was a result of higher borrowings related to higher receivable acquisitions for the period after the second quarter securitization through December 31, 1998, compared to the same period ended December 31, 1997, but was offset by a required principal payment on long-term debt of $22.0 million in August 1998. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions (not including dealer premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs.

         Warehouse Facility. The Company has borrowing arrangements with an independent financial institution for a $450.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund the purchase of Tier I and Tier II receivable acquisitions. At December 31, 1998, $174.8 million of the capacity was utilized, and an additional $51.9 million was available to borrow based on the outstanding principal balance of eligible receivables. At September 30, 1998, June 30, 1998 and December 31, 1997, $84.8 million, $73.1 million and $102.6 million of the capacity was utilized, and an additional $62.6 million, $4.7 million and $20.6 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments began August 1, 1998, and are due on each subsequent August 1, in the amount equal to approximately 20% of the stated original principal balance. A required principal payment was made on the Senior Notes in August 1998 of $22.0 million. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually and principal payments are due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance, with the remaining principal due at maturity.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests as well as restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         Based on current cash flow projections, Management believes that the Company's existing capital resources, the revolving warehouse credit facility described above, future earnings, expected growth in receivable acquisitions, and periodic securitization of receivables should provide the necessary capital and liquidity for its operations through at least the next twelve months. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

Discussion of Forward-Looking Information

         The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, Year 2000 compliance, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1998 which is incorporated herein by this reference.


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

         The Company had two known mission critical systems at December 31, 1998 that were not Year 2000 compliant. As of February 1, 1999, certified replacement products for one of the mission critical systems was implemented, and the other system is scheduled for implementation during March 1999. Following the implementation of the Year 2000 replacement products on the final mission critical system, the Company plans to repeat a company wide internal test of all systems in the quarter ended June 30, 1999, and again in the quarter ended September 30, 1999.

         The replacement or remediation costs for year 2000 compliance issues with the Company is estimated to be less than $100,000, which the Company recognizes as incurred. This estimated cost is mostly due to software upgrades that include new features which are combined with Year 2000 corrections.

         The Company estimates that the worst case Year 2000 issue scenario would be discontinuance of electrical power. Although the Company has numerous power backup devices, a long-term power outage would have a material adverse effect on the Company's operations. Although the discontinuance of electrical power is possible, the Company believes the likeliness of such an outage to be remote. See - "Discussion of Forward-Looking Statements".

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain (loss) on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million securitization, the gain on sale would result in a reduction or an increase of the gain (loss) on sales of receivables by approximately $3.0 million pre-tax. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $21.0 million based on a securitized receivable portfolio of $2.1 billion at December 31, 1998. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of gain (loss) on sales of receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. The Company plans to change its hedging strategy to the execution of forward interest rate swaps during the third quarter of fiscal 1999. The unrealized hedging gain at December 31, 1998 was $624,000 based on notional amounts outstanding of $339.0 million.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, on December 7, 1998, the following nominees were elected to the Board of Directors.


                          Affirmative          Votes
                             Votes            Withheld
                           ----------         --------
Howard L. Chapman          47,564,442          173,649
John M. Davis              47,564,442          173,649
Fred M. Fehsenfeld         47,564,842          173,249
Donald A. Sherman          47,564,442          173,649
John M. Stainbrook         47,561,442          176,649
Jerry D. Von Deylen        47,561,442          176,649
Richard D. Waterfield      47,561,542          176,549
Thomas M. West             47,564,442          173,649


Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Acceptance Corporation

 February 16, 1999                     By:      /S/   John M. Stainbrook
                                                ------------------------
                                       John M. Stainbrook
                                       President and Chief Executive Officer



February 16, 1999                      By:      /S/   Rick A. Brown
                                                ------------------------
                                       Rick A. Brown
                                       Treasurer and Chief Financial Officer