Form 10-Q
period 1999-03-31
UNION ACCEPTANCE CORP
filed 1999-05-17
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                            Outstanding at May 14, 1999

 Class A Common Stock, without par value                 5,099,344 Shares
 ---------------------------------------                 ----------------
 Class B Common Stock, without par value                 8,150,266 Shares
 ---------------------------------------                 ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         March 31, 1999 and June 30, 1998                                     3

         Consolidated Condensed Statements of Earnings (Loss) and
         Comprehensive Earnings (Loss) for the Three
         and Nine Months Ended  March 31, 1999 and 1998                       4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended March 31, 1999 and 1998                            5

         Consolidated Condensed Statement of  Shareholders' Equity for the
         Nine Months Ended March 31, 1999                                     6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

Part II. OTHER INFORMATION                                                   23


         Signatures                                                          24

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                         March 31,                    June 30,
Assets                                                                     1999                         1998
                                                                  -------------------------------------------
Cash                                                              $          9,237              $     75,612
Restricted cash                                                             12,384                    17,823
Receivables, net                                                           242,675                   118,259
Accrued interest receivable                                                  1,862                     1,045
Property, equipment, and leasehold improvements, net                         8,553                     7,921
Retained interest in securitized assets                                    201,984                   171,593
Other assets                                                                26,706                    19,280
                                                                  -------------------------------------------
  Total Assets                                                    $        503,401               $   411,533
                                                                  ===========================================

Liabilities

Amounts due under warehouse facilities                            $        170,376              $     73,123
Long-term debt                                                             199,000                   221,000
Accrued interest payable                                                     2,069                     6,280
Amounts due to trusts                                                       13,123                    15,510
Dealer premiums payable                                                      2,115                     1,374
Income taxes payable                                                         3,834                         -
Deferred income taxes payable                                               17,713                     9,573
Other payables and accrued expenses                                          3,211                     2,200
                                                                  -------------------------------------------
  Total Liabilities                                                        411,441                   329,060
                                                                  -------------------------------------------

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding
                                                                                 -                         -

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 5,098,994 and 4,376,446 shares issued and outstanding at March 31, 1999 and
  June 30, 1998, respectively                                               58,450                    58,360

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 8,150,266 and 8,855,036 shares issued and outstanding at March 31, 1999 and
  June 30, 1998, respectively
                                                                                 -                         -

Accumulated other comprehensive income                                       7,762                     7,609
Retained earnings                                                           25,748                    16,504
                                                                  -------------------------------------------
  Total Shareholders' Equity                                                91,960                    82,473
                                                                  -------------------------------------------

  Total Liabilities and Shareholders' Equity                      $        503,401               $   411,533
                                                                  ===========================================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss) and
  Comprehensive Earnings (Loss)
(Dollars in thousands, except share data)
(Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                March 31,                         March 31,
                                                     -----------------------------     -----------------------------
                                                         1999             1998             1999             1998
                                                     ------------     ------------     ------------     ------------
Interest on receivables                              $      8,087     $      7,133     $     23,276     $     20,233
Other interest                                              4,798            3,230           15,314            9,534
                                                     ------------     ------------     ------------     ------------
   Total interest income                                   12,885           10,363           38,590           29,767
Interest expense                                            6,919            6,990           20,209           19,210
                                                     ------------     ------------     ------------     ------------
   Net interest margin                                      5,966            3,373           18,381           10,557
Provision for estimated credit losses                       1,225            1,900            4,825            5,175
                                                     ------------     ------------     ------------     ------------
   Net interest margin after provision                      4,741            1,473           13,556            5,382

Gain (loss) on sales of receivables, net                    6,386            3,113           13,179           (5,714)
Servicing fees, net                                         5,601            4,742           16,023           14,290
Other revenues                                              1,442            1,065            3,821            3,070
                                                     ------------     ------------     ------------     ------------

Total revenues                                             18,170           10,393           46,579           17,028
                                                     ------------     ------------     ------------     ------------

Salaries and benefits                                       6,328            4,815           17,451           14,296
Other expenses                                              4,913            4,007           14,090           12,185
                                                     ------------     ------------     ------------     ------------

Total operating expenses                                   11,241            8,822           31,541           26,481
                                                     ------------     ------------     ------------     ------------

Earnings (loss) before provision (benefit)
   for income taxes                                         6,929            1,571           15,038           (9,453)
Provision (benefit) for income taxes                        2,665              654            5,794           (4,713)
                                                     ------------     ------------     ------------     ------------

Net earnings (loss)                                  $      4,264     $        917     $      9,244     $     (4,740)
                                                     ============     ============     ============     ============

Other comprehensive earnings (loss) before provision (benefit) for income taxes:

Net change in unrealized gain on retained
   interest in securitized assets                              29              519              248            7,146
Provision for income taxes related to
   items of other comprehensive earnings                       11              198               95            2,816
                                                     ------------     ------------     ------------     ------------

Other comprehensive earnings                                   18              321              153            4,330
                                                     ------------     ------------     ------------     ------------

Comprehensive earnings (loss)                        $      4,282     $      1,238     $      9,397     $       (410)
                                                     ============     ============     ============     ============

 Net earnings (loss) per share (diluted & basic)     $       0.32     $       0.07     $       0.70     $      (0.36)
                                                     ============     ============     ============     ============
 Weighted average number of
   common shares outstanding (basic)                   13,249,260       13,231,482       13,238,944       13,225,047
                                                     ============     ============     ============     ============
 Weighted average number of
   common shares outstanding (diluted)                 13,227,130       13,231,482       13,246,246       13,225,047
                                                     ============     ============     ============     ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------

Cash flows from operating activities:
     Net earnings (loss)                                                           $     9,244      $    (4,740)
           Adjustments to reconcile net earnings to net cash
           provided (used) by operating activities:
                       Receivable acquisitions in excess of liquidations            (1,073,788)        (688,342)
                       Dealer premiums paid in excess of dealer premium
                         rebates received on receivables held for sale                 (40,178)         (30,199)
                       Securitization of receivables held for sale                     947,838          651,475
                       Gain on sales of receivables                                    (30,772)         (19,660)
                       Proceeds on sale of interest-only strip                           2,847           11,050
                       Return of excess and servicing asset cash flows,
                          net of present value effect                                   29,777           16,311
                       Impairment of retained interest in securitized assets             9,464           20,187
                       Provision for estimated credit losses                             4,825            5,175
                       Amortization and depreciation                                     3,576            3,325
                       Spread accounts                                                  (4,656)           1,202
                       Restricted cash                                                   5,439           (1,674)
                       Other assets and accrued interest receivable                    (10,029)             (32)
                       Amounts due to trusts                                            (2,387)           1,865
                       Other payables and accrued expenses                               8,864           (4,225)
                                                                                   -----------      -----------
                                   Net cash used by operating activities              (139,936)         (38,282)
                                                                                   -----------      -----------

Cash flows from investing activities:
     Purchase of property, equipment, and leasehold improvements                        (1,590)          (5,109)
                                                                                   -----------      -----------

Cash flows from financing activites:
     Principal payment on long-term debt                                               (22,000)              --
     Payment of borrowing fees                                                            (102)              --
     Net change in warehouse credit facilities                                          97,253           12,615
                                                                                   -----------      -----------
                                   Net cash provided from financing activities          75,151           12,615
                                                                                   -----------      -----------

Change in cash                                                                         (66,375)         (30,776)

Cash, beginning of period                                                               75,612           58,801
                                                                                   -----------      -----------

Cash, end of period                                                                $     9,237      $    28,025
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information:

Income taxes paid                                                                  $       171      $        20
                                                                                   ===========      ===========

Interest paid                                                                      $    25,863      $    23,255
                                                                                   ===========      ===========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended March 31, 1999
(Dollars in thousands, except per share data)
(Unaudited)


                                           Number of Common Stock                       Accumulated
                                            Shares Outstanding                             Other                           Total
                                       ----------------------------       Common       Comprehensive    Retained       Shareholders'
                                         Class A        Class B           Stock           Income        Earnings          Equity
                                       ---------------------------------------------------------------------------------------------
Balance at June 30, 1998                4,376,446       8,855,036       $   58,360      $  7,609      $    16,504         $82,473

Grants of Common Stock                     17,778               -               90             -                -              90

Conversion of Class B
  Common Stock into
  Class A Common Stock                    704,770       (704,770)                -             -                -               -

Net earnings                                    -               -                -             -            9,244           9,244

Other Comprehensive Income:

Net change in unrealized
   gain on retained interest
   in securitized assets, net of tax            -               -                -           153                -             153
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 1999               5,098,994       8,150,266       $   58,450      $  7,762      $    25,748         $91,960
                                       ===========================================================================================


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1999 and 1998
(Unaudited)

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

         In determining the fair value of the Retained Interest in Securitized Assets, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 21.99% to 28.0% and 17.35% to 19.38% on Tier I and Tier II receivables, respectively. The Company estimates defaults and default loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used default losses of 4.00% to 6.41% and 12.00% to 14.49% on Tier I and Tier II receivables, respectively, as a percentage of the original principal balance over the life of the receivables. The Company determines the estimated fair value of its Retained Interest in Securitized Assets by discounting the expected cash flows using a discount rate based on the comparable treasury rate plus a spread which the Company believes is commensurate with the risks involved. The Company used discount rates of 8.63% to 8.97% and 10.72% to 10.92% on Tier I and Tier II receivables, respectively.

Note 2 - Reclassification
         Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 3 - Other Interest Income
         Other interest income includes interest earned on cash collection accounts on all securitization transactions before January 1, 1997, the discount accretion recognized on retained interest in securitized assets, and the discount accretion related to the servicing asset which was established for securitization transactions between January 1, 1997 and December 31, 1998. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and the servicer. Beginning with the implementation of Statement of Financial Accounting Standards No. 125 on January 1, 1997, the Company established a servicing asset for the expected collection account interest. The structure of the 1999-A securitization was changed to include the collection account interest as part of the securitization trust cash flows resulting in the capitalization of the collection account interest as part of Retained Interest and not as a separate servicing asset. The change in the structure of the 1999-A securitization resulted in an increase in Retained
Interest;  however,  there  was no effect on other  interest  income.

Union Acceptance  Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended
March 31, 1999 and 1998
(Unaudited)

Note 4 - Conversion of Common Stock
         The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of holders. Pursuant to such provision, 639,770 and 65,000 shares of Class B Common Stock were converted to shares of Class A Common Stock in the fiscal quarters ended March 31, 1999 and December 31, 1998, respectively.

Note 5 - Earnings Per Share
         EPS have been computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Standards No. 128 "Earnings per Share" (EPS). The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                       Three Months Ended                Nine Months Ended
                                                            March 31,                        March 31,
                                                  ------------------------------   ------------------------------
                                                      1999            1998             1999            1998
                                                  ------------------------------   ------------------------------
Basic EPS:
    Weighted average common shares                   13,249,260      13,231,482       13,238,944      13,225,047
                                                  ==============  ==============   ==============  ==============

Diluted EPS:
    Weighted average common shares                   13,249,260      13,231,482       13,238,944      13,225,047
    Dilutive effect of stock options                     27,870               -            7,302               -
                                                  --------------  --------------   --------------  --------------
    Weighted average common and
         incremental shares                          13,277,130      13,231,482       13,246,246      13,225,047
                                                  ==============  ==============   ==============  ==============


         The effect of stock options not exercised during the three and nine months ended March 31, 1999 are dilutive although the effect on earnings per share is less than $.01. The effect of stock options not exercised during the three and nine months ended March 31, 1998 are anti-dilutive and therefore not included in weighted average common shares.

Note 6 - Current Accounting Pronouncements
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company will include the appropriate segment information beginning in the annual financial statements for the year ended June 30, 1999 and all quarterly statements thereafter. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition and operations of the Company upon adoption.

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

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 1999 and 1998
(Unaudited)

Note 7 - Retained Interest in Securitized Assets
         The Retained Interest in Securitized Assets is recorded as an "available for sale" security and is recorded at fair value with unrealized gains and losses attributable to change in fair value, net of related income taxes, as a separate component of shareholders' equity ("accumulated other comprehensive income"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.


Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                                      March 31,                 June 30,
                                                                        1999                      1998
                                                                   ---------------      --------------------
Estimated fair value of excess servicing receivable,
  net of estimated prepayments                                     $      214,972           $       175,164
Allowance for estimated credit losses on securitized receivables        (100,208)                  (90,203)
Estimated dealer premium rebates                                           24,367                    25,718
Discount to present value                                                (37,877)                  (33,117)
                                                                   -----------------------------------------
                                                                          101,254                    77,562

Spread accounts                                                            72,769                    68,113
Accrued interest on securitized receivables                                15,400                    13,606
Unrealized gain                                                            12,561                    12,312
                                                                   -----------------------------------------
Retained interest in securitized assets                            $      201,984           $       171,593
                                                                   =========================================

Outstanding balance of receivables serviced
  through securitized trusts                                        $   2,178,751            $    1,929,981
Allowance for estimated credit losses as
  a percentage of securitized receivables serviced                          4.60%                     4.67%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of retail installment sales contracts originated by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of receivables prior to securitization, the Company utilizes a revolving warehouse facility, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues Certificates to investors representing pro-rata interests in the receivables sold or notes representing the indebtedness of the trust secured by the receivables sold. When the Company sells receivables in a securitization, it records a gain (or loss) on sale of receivables and establishes Retained Interest in Securitized Assets ("Retained Interest") as an asset. Excess cash flows are recorded against Retained Interest as received over the life of the related securitization.

         Acquisition Volume. The Company currently acquires receivables in 32 states from over 3,900 manufacturer-franchised auto dealerships. The Company primarily acquires receivables on automobiles made to borrowers who exhibit a favorable credit profile ("Tier I") and since October 1994, to borrowers with adequate credit quality who would not qualify for acquisition under the Company's Tier I quality criteria ("Tier II"). Effective January 1, 1999, the Company discontinued the acquisition of Tier II receivables. The decision to stop acquiring Tier II receivables should not significantly impact operations as Tier II receivable acquisitions have historically been less than 5% of total receivable acquisitions and represent less than 3.00% of the total servicing portfolio at March 31, 1999.

         Total receivable acquisitions decreased to $321.9 million for the quarter ended March 31, 1999, from $361.9 million for the quarter ended December 31, 1998, but increased from $220.3 million for the quarter ended March 31, 1998. Tier I receivable acquisitions were $321.4 million for the quarter ended March 31, 1999, compared to $214.4 million for the same quarter of last year. The increase in receivable acquisitions over the comparable quarter of last year is a result of a strategic decision to increase acquisition volume due to consistent improvement in the credit quality of receivable acquisitions and the servicing portfolio as a whole. In order to achieve the higher acquisition volume during this fiscal year, organizational changes were made in the latter part of fiscal 1998 which focused on strengthening dealer relations in order to increase the number of contracts per dealer and activate those dealers who were not consistently using the Company. Tier II receivable acquisitions were $450,000 for the quarter ended March 31, 1999, compared to $5.6 million for the quarter ended March 31, 1998. This decrease is attributed to the decision to discontinue acquiring Tier II receivables and our continued effort to improve the credit quality of our portfolio. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 1999 were 7.19% and 6.16% compared to 6.81% and 5.27%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average receivable rate and the rate born by the related asset-backed securities. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses.

         Net spreads are currently targeted at 5.50% to 6.00% on securitizations (assuming a pricing spread for asset-backed securities over the two-year treasury note of 100 basis points) for the remaining three months of fiscal 1999. Management believes that by targeting a spread of 8.00% to 8.50% between receivable rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

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

         The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of the execution of forward interest rate swaps. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as reflected by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the gain (loss) on sales of receivables.

         Portfolio Performance. Since September 30, 1997, the Company has experienced steady improvement in both delinquency and net credit losses. The Company attributes the improvement to the implementation of tighter credit standards in March 1997 and strategic changes made in its origination and collection departments. Recoveries as a percentage of gross charge-offs on the Tier I portfolio increased slightly to 39.93% for the quarter ended March 31, 1999, compared to 37.79% for the quarter ended December 31, 1998, and 39.42% for the same quarter of last year. This increase is primarily due to the Company opening a new car franchised dealership in Indianapolis and retailing a portion of its repossessed automobiles through the dealership. This method of disposing of repossessions along with stricter monitoring of the repossession and resale process should increase the recovery rate over time. Recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. Approximately 10.0% of repossessed automobiles were sold at the Company's retail operation during the nine months ended March 31, 1999. The recovery rate on automobiles retailed by the Company was approximately 60.00% as a percentage of gross charge-offs, compared to total Tier I reported recoveries as a percentage of gross charge-offs of 39.93%. See - "Discussion of Forward-Looking Statements".

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. Current assumptions utilized in the gain (loss) on sale of receivables calculation for estimated net credit losses during the third quarter securitization was 4.50% over the life of the pool based on a combined sale of Tier I, Tier II and modified receivables. Allowance related to net credit losses on securitized receivables (inherent in Retained Interest) was 4.60% at March 31, 1999, compared to 4.59% and 4.86% at December 31, and March 31, 1998, respectively.

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


                                                           Tier I Delinquency Experience
                            -----------------------------------------------------------------------------------------------------

                                  At March 31, 1999             At December 31, 1998              At March 31, 1998
                            ----------------------------   -----------------------------     ------------------------------------

                                                               (Dollars in thousands)

                             Number of                      Number of                     Number of
                            Receivables        Amount      Receivables       Amount      Receivables         Amount
Servicing portfolio            207,705      $ 2,355,418      202,890      $ 2,277,112      181,026        $ 1,929,151
Delinquencies:
  30-59 days                     3,650      $    37,890        4,379      $    44,626        3,426        $    35,449
  60-89 days                     1,633           17,279        1,682           17,475        1,923             21,818
  90 days or more                  646            6,818          694            7,161          623              7,088
                            ===========  =============== ============ ================   ==========     ==============
Total delinquencies              5,929      $    61,987        6,755      $    69,262        5,972        $    64,355
                            ===========  =============== ============ ================   ==========     ==============
Delinquency as a percentage
  of servicing portfolio          2.85%            2.63%        3.33%            3.04%        3.30%              3.34%


         As indicated by the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over were 2.63% at March 31, 1999, compared to 3.04% at December 31, 1998, and 3.34% at March 31, 1998, for the Company's Tier I servicing portfolio.

                                                                      Tier I Credit Loss Experience
                                                                        For the Three Months Ended
                                       --------------------------------------------------------------------------------------------

                                             March 31, 1999                 December 31, 1998                  March 31, 1998
                                       ---------------------------     -----------------------------       ------------------------
                                                                         (Dollars in thousands)

                                       Number of                       Number of                           Number of
                                       Receivables        Amount      Receivables           Amount       Receivables     Amount
                                       -----------        ------      -----------           ------       -----------     ------
Average servicing portfolio            206,174      $  2,329,127       200,164           $ 2,234,753       180,631      $1,924,930

Gross charge-offs                        1,841            19,139         1,886                19,339         1,886          20,767
Recoveries                                                 7,643                               7,309                         8,186
                                                  ---------------                  ------------------                 -------------
  Net charge-offs                                   $     11,496                         $    12,030                    $   12,581
                                                  ===============                  ==================                 =============

Gross charge-offs as a percentage
  of average servicing portfolio (1)      3.57%             3.29%         3.77%                 3.46%         4.18%           4.32%
Recoveries as a percentage of
  gross charge-offs                                        39.93%                              37.79%                        39.42%
Net charge-offs as a percentage
  of average servicing portfolio (1)                        1.97%                               2.15%                         2.61%


                                                                  For the Nine Months Ended
                                         ------------------------------------------------------------------------------

                                                   March 31, 1999                            March 31, 1998
                                         ----------------------------------           ---------------------------------
                                                                       (Dollars in thousands)

                                              Number of                                   Number of
                                              Receivables           Amount               Receivables           Amount
Average servicing portfolio                    199,072         $  2,217,348              178,628           $ 1,907,770

Gross charge-offs                                5,923               62,129                5,917                66,197
Recoveries                                                           24,098                                     24,848
                                                          ------------------                             --------------
  Net charge-offs                                            $       38,031                              $      41,349
                                                          ==================                             ==============

Gross charge-offs as a percentage
  of average servicing portfolio (1)             3.97%                3.74%                4.42%                 4.63%
Recoveries as a percentage
  of gross charge-offs                                               38.79%                                     37.54%
Net charge-offs as a percentage
  of average servicing portfolio (1)                                  2.29%                                      2.89%

(1) Annualized

         As indicated in the above table, net credit losses on the Tier I auto portfolio totaled $11.5 million for the quarter ended March 31, 1999, or 1.97% (annualized) as a percentage of the average servicing portfolio compared to 2.15% and 2.61% for the quarters ended December 31, and March 31, 1998, respectively.

         Tier II Portfolio. Set forth below is certain information concerning the Company's experience pertaining to delinquencies and net credit losses on the Tier II portfolio. There can be no assurance that future delinquency and net credit loss experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".

                                                               Tier II Delinquency Experience
                                    ------------------------------------------------------------------------------------
                                           At March 31, 1999        At December 31, 1998         At March 31, 1998
                                    ---------------------------   -----------------------    ---------------------------
                                                                   (Dollars in thousands)

                                    Number of                      Number of                    Number of
                                   Receivables       Amount       Receivables     Amount       Receivables       Amount
                                    ---------     --------------  ---------     ---------      -----------    ------------
Servicing portfolio                    5,965      $      60,284      6,327      $  66,363         6,414       $      69,850
Delinquencies:
  30-59 days                             336      $       3,545        421      $   4,492           371       $       4,186
  60-89 days                             134              1,401        183          1,871           114               1,369
  90 days or more                          4                 48          5             48             -                   -
                                    ---------   ----------------  ---------     ----------     ---------      -------------
Total delinquencies                      474      $       4,994        609      $   6,411           485       $       5,555
                                    =========   ================  =========     ==========     =========      =============
Delinquency as a percentage
   of servicing portfolio               7.95%              8.28%      9.63%          9.66%         7.56%               7.95%


         As  indicated in the above table,  Tier II  portfolio  delinquency  was
8.28% based on outstanding  receivable balances of accounts 30 days past due and over at March 31, 1999,  compared to 9.66% at December  31,  1998,  and 7.95% at
March 31,  1998.  The decrease in  delinquency  over last quarter is a result of
enhanced  collection  strategies,   however,  delinquency  as  a  percentage  of
servicing portfolio on the Tier II portfolio is expected to increase,  while not actually  deteriorating,  as a result of a declining  Tier II average  servicing portfolio and the  determination  to eliminate  Tier II receivable  acquisitions effective January 1, 1999. See "Discussion of Forward-Looking Statements".



                                                                           Tier II Credit Loss Experience
                                                                             For the Three Months Ended
                                         ------------------------------------------------------------------------------------------

                                                     March 31, 1999               December 31, 1998            March 31, 1998
                                         -------------------------------      -------------------------     -----------------------
                                                                                (Dollars in thousands)

                                            Number of                      Number of                    Number of
                                          Receivables        Amount        Receivables       Amount    Receivables      Amount
                                          -----------        ------        -----------       ------    -----------      ------
Average servicing portfolio                  6,104      $      62,614        6,370      $   67,145      6,414        $   70,345

Gross charge-offs                              163              1,410          168           1,663        159             1,781
Recoveries                                                        471                          580                          602
                                                     -----------------               --------------              ---------------
  Net charge-offs                                       $         939                  $     1,083                  $     1,179
                                                     =================               ==============              ===============

Gross charge-offs as a percentage
  of average servicing portfolio(1)         10.68%              9.01%       10.55%           9.91%      9.92%            10.13%

Recoveries as a percentage
  of gross charge-offs                                          33.40%                       34.87%                      33.81%
Net charge-offs as a percentage
  of average servicing portfolio (1)                            6.00%                        6.45%                        6.70%

                                                 For the Nine Months Ended
                                    ----------------------------------------------------------

                                          March 31, 1999                 March 31, 1998
                                    -------------------------    -----------------------------
                                                     (Dollars in thousands)

                                        Number of                  Number of
                                      Receivables    Amount       Receivables       Amount
                                      -----------    ------       -----------       ------
Average servicing portfolio                6,272     $65,692       6,319          $   70,239

Gross charge-offs                            546       5,190         583               6,418
Recoveries                                             1,791                           2,243
                                                  -----------                    ------------
  Net charge-offs                                   $  3,399                     $     4,175
                                                  ===========                    ============

Gross charge-offs as a percentage
  of average servicing portfolio (1)       11.61%      10.53%      12.30%              12.18%
Recoveries as a percentage
  of gross charge-offs                                34.51%                          34.95%
Net charge-offs as a percentage
  of average servicing portfolio (1)                   6.90%                           7.92%

(1) Annualized


         As indicated in the above table, net credit losses for the quarter ended March 31, 1999, totaled $939,000 or 6.00% (annualized) as a percentage of the average Tier II servicing portfolio compared to 6.45% and 6.70% for the quarters ended December 31, and March 31, 1998, respectively.

Results of Operations

         Net earnings increased 364.8% to $4.3 million or $0.32 per diluted share for the quarter ended March 31, 1999, compared to $917,000 or $0.07 per diluted share for the quarter ended March 31, 1998. Net earnings increased 295.0% to $9.2 million or $0.70 per diluted share for the nine months ended March 31, 1999, compared to a net loss of $4.7 million or $0.36 per diluted share for the nine months ended March 31, 1998. The increase in net earnings for the quarter and nine months ended March 31, 1999 was primarily related to a higher gain on sale of receivables, net, and an increase in other interest income.

         Net interest margin after provision increased 221.9% to $4.7 million and 151.9% to $13.6 million for the quarter and nine months ended March 31, 1999, respectively, compared to $1.5 million and $5.4 million for the corresponding periods ended March 31, 1998.

         Interest on receivables increased 13.4% to $8.1 million and 15.0% to $23.3 million for the quarter and nine months ended March 31, 1999, respectively, compared to $7.1 million and $20.2 million for the corresponding periods ended March 31, 1998. The increase in interest on receivables was primarily a result of an increase in the average outstanding balance of receivables held for sale for the quarter and nine months ended March 31, 1999, to $231.0 million and $222.3 million, respectively, compared to $211.5 million and $189.6 million for the corresponding periods ended March 31, 1998.

         Other interest income increased 48.5% to $4.8 million and 60.6% to $15.3 million for the quarter and nine months ended March 31, 1999, respectively, compared to $3.2 million and $9.5 million for the corresponding periods ended March 31, 1998. The increase in other interest income relates primarily to the implementation of the "cash out" method of valuing Retained Interest at June 30, 1998, which increased the discount resulting in a subsequent increase in discount accretion but was offset by lower collection and spread account interest. Other interest income related to discount accretion was $4.4 million and $14.3 million for the quarter and nine months ended March 31, 1999, respectively, compared to $1.8 million and $5.2 million for the quarter and nine months ended March 31, 1998. Other interest income related to the restricted cash accounts (collection and spread accounts) for the quarter and nine months ended March 31, 1999, was $353,000 and $1.0 million, respectively, compared to $1.4 million and $4.3 million for the quarter and nine months ended March 31, 1998.

         Interest expense decreased 1.0% to $6.9 million and increased 5.2% to $20.2 million for the quarter and nine months ended March 31, 1999, compared to $7.0 million and $19.2 million for the corresponding periods ended March 31, 1998. The increase for the nine months ended March 31, 1999 was primarily related to higher average borrowing needs due to higher receivable acquisitions but was offset by lower interest on long-term debt as a result of a required principal payment of $22.0 million made in August 1998.

         Provision for estimated credit losses decreased 35.5% to $1.2 million and 6.8% to $4.8 million for the quarter and nine months ended March 31, 1999, compared to $1.9 million and $5.2 million for the quarter and nine months ended March 31, 1998. The decrease for the quarter and nine months ended is primarily related to improvement in the quality of the held for sale portfolio.

         Gain on sales of receivables, net totaled $6.4 million and $3.1 for the quarters ended March 31, 1999, and 1998, respectively. Gain on sales of receivables, net totaled $13.2 million for the nine months ended March 31, 1999, compared to a loss on sales of receivables, net of $5.7 million for the nine months ended March 31, 1998. The gain for the quarters ended March 31, 1999, and 1998, consisted of gains on securitization transactions of $10.8 million and $5.7 million and charges for other than temporary impairments of Retained Interest of $4.3 million and $2.6 million, respectively. The gain for the nine months ended March 31, 1999 and 1998 consisted of gains on securitization transactions of $22.9 million and $14.7 million, respectively, and charges for other than temporary impairments of Retained Interest of $9.5 million and $20.2 million, respectively. Unrealized gains on Retained Interest are not charged to income. (See - Financial Condition - "Retained interest in securitized assets," below). The increase in the securitization transaction gain relates to a higher volume of receivables securitized and a higher net spread but was offset by a higher credit loss assumption of 4.50% for the fiscal 1999 third quarter securitization compared to 4.00% for the fiscal 1998 third quarter securitization. The increase was also offset by an increase in the discount of the estimated Retained Interest related to the implementation of the "cash out" method of valuing Retained Interest. The receivables sold in the securitization for the quarter ended March 31, 1999, were $320.5 million compared to $228.9 million for the same quarter of last year. The receivables sold in the securitizations for the nine months ended March 31, 1999, and 1998, were $947.8 million and $651.5 million, respectively. The increase in the credit loss assumption from 4.00% to 4.50% was related to the combined securitization of Tier I, Tier II and modified receivables in fiscal 1999 securitizations compared to the securitization of only Tier I receivables in fiscal 1998. The annual prepayment estimate and discount rate assumptions used for the fiscal 1999 and fiscal 1998 third quarter securitizations were 28.00% and 9.84%, and 28.04% and 10.61%, respectively.

         Servicing fees, net increased 18.1% to $5.6 million and 12.1% to $16.0 million for the quarter and nine months ended March 31, 1999, respectively, compared to $4.7 million and $14.3 million for the corresponding periods ended March 31, 1998. The increase in servicing fees, net is a result of the increase in average securitized receivables by approximately 21.8% to $2.2 billion for the third quarter of fiscal 1999, compared to $1.8 billion for the third quarter of fiscal 1998. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations. Beginning with the quarter ended September 30, 1998, the scheduled accretion of discount on excess servicing cash flows, previously a component of servicing fees, net, was reclassified to other interest income.

         Other revenues totaled $1.4 million and $3.8 million for the quarter and nine months ended March 31, 1999, respectively, compared to $1.1 million and $3.1 million for the corresponding periods ended March 31, 1998. Other revenues consist primarily of late charge and origination fee income.

         Salaries and benefits expense increased 31.4% to $6.3 million from $4.8 million for the quarters ended March 31, 1999 and 1998, respectively and was related to increased full-time equivalent ("FTE") employees and increased performance related incentives. Salaries and benefits expense increased 22.1% to $17.5 million from $14.3 million for the nine months ended March 31, 1999 and 1998, respectively and resulted primarily from increased FTE employees. Average FTE's for the quarter and nine months ended March 31, 1999, were 522 and 530, respectively, compared to 492 and 451 for the quarter and nine months ended March 31, 1998. Since March 31, 1998, the Company has experienced growth primarily in reconditioning and remarketing but modestly in other areas. The increase in the number of reconditioning and remarketing operations employees was due to the opening of a new automotive dealership in July 1998 to facilitate reconditioning and remarketing of repossessed vehicles.

         Other  operating  expense  increased 22.6% to $4.9 million and 15.6% to
$14.1 million for the quarter and nine months ended March 31, 1999, respectively, from $4.0 million and $12.2 million for the corresponding periods ended March 31, 1998. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio increased to 1.88% and 1.84% for the quarter and nine months ended March 31, 1999, respectively, compared to 1.76% and 1.78% for the corresponding periods ended March 31, 1998.

Financial Condition

         Receivables, net and servicing portfolio. Receivables, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. The Company's portfolio of receivables, net increased to $242.7 million at March 31, 1999, from $118.3 million at June 30, 1998. The increase was primarily due to a higher volume of Tier I receivables acquired compared to Tier I receivables securitized in the three fiscal 1999 securitizations of approximately $154.5 million resulting from the timing of the securitization in the second month of the quarter. The increase was offset by the sale of Tier II and modified receivables in the three fiscal 1999 securitizations. The Tier II receivables held for sale decreased approximately $5.4 million as more receivables were securitized than acquired during the nine months ended March 31, 1999. The modified receivable portfolio, included in receivables held for sale, decreased approximately $13.6 million as a portion of the modified receivables were included in the three fiscal 1999 securitizations. Allowance for net credit losses on receivables held for sale was $2.5 million at March 31, 1999, compared to $1.9 million at June 30, 1998. The Company serviced $2.2 billion and $1.9 billion in securitized receivables, and the total servicing portfolio was $2.4 billion and $2.0 billion as of March 31, 1999, and June 30, 1998, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased to $202.0 million at March 31, 1999, from $171.6 million at June 30, 1998. The Retained Interest balance increased by the amounts capitalized upon consummation of the UACSC 1998-C, 1998-D and 1999-A Auto Trusts ("1998-C", "1998-D" and "1999-A") securitizations including estimated dealer premium rebates. Total amounts capitalized for the nine months ended March 31, 1999, were $61.8 million. Retained Interest also increased by an additional pre-tax unrealized gain of $249,000, a $1.8 million increase in accrued interest, and a net increase in spread accounts of $4.7 million. Additions to Retained Interest were offset by the return of excess cash flows over the nine months ended March 31, 1999, related to all securitizations of $28.6 million and by the effect of the $9.5 million impairment of Retained Interest taken during the first, second and third quarters of fiscal 1999. Withdrawals of spread account funds are made when the balance of the account is in excess of the requirements stipulated in the servicing agreement (the Company's servicing agreements are collectively referred to as the "Pooling and Servicing Agreements"). Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At March 31, 1999, the allowance related to both Tier I and Tier II securitized receivables totaled $100.2 million or 4.60% of the total securitized receivable portfolio compared to $90.2 million or 4.67% at June 30, 1998. The Company's assumptions for valuing Retained Interest on a "cash out" basis at March 31, 1999, include the Company's latest estimates for net credit losses of 4.00% to 6.41% on Tier I receivables and 12.00% to 14.49% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 21.99% to 28.00% on Tier I receivables and 17.35% to 19.83% on Tier II receivables and discount rates ranging from 8.63% to 8.97% on Tier I receivables and 10.72% to 10.92% on Tier II receivables. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate basis (pool by pool) in accordance with SFAS 115. See - "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility and long-term debt. The balance of the revolving warehouse credit facility and the Senior and Senior Subordinated Notes was $369.4 million at March 31, 1999, compared to $294.1 million at June 30, 1998. The increase in borrowings was primarily related to the timing of the securitization in the current quarter but was offset by a required principal payment on the Company's Senior Note in August 1998 of $22.0 million. The March 1999 quarter securitization was effected during the second month of the quarter while the fiscal 1998 fourth quarter securitization was effected during the third month of the quarter. The timing difference resulted in the Company borrowing for more days after the closing of the securitization transaction in the quarter ended March 31, 1999, compared to the quarter ended June 30, 1998.

         Income tax payable. The income tax payable totaled $3.8 million at March 31, 1999, compared to no income tax payable at June 30, 1998. The increase in the income tax payable is a result of current year-to-date net earnings compared to a net loss for the year ended June 30, 1998.

         Net deferred income taxes. The net deferred income taxes payable totaled $17.7 million at March 31, 1999, compared to $9.6 million at June 30, 1998. This increase is a result of the deferral of a portion of the gain on the sale of receivables for the securitizations effected during the first three quarters of fiscal 1999 in excess of previously deferred income recognized currently for tax purposes.


Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisitions and financing of receivables, (ii) payment of dealer premiums, (iii) securitization costs including cash held in spread accounts and similar cash collateral accounts under the revolving warehouse credit facility,
(iv) servicer advances of payments on securitized receivables pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Tier I securitized portfolio, (ii) future servicing cash flows,
(iii) dealer premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and
(vi) sales of receivables in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash used by operating activities increased to $140.0 million for the nine months ended March 31, 1999, from net cash used by operating activities of $38.3 million for the nine months ended March 31, 1998. The increase was primarily attributable to a decrease in receivables securitized relative to receivables acquired resulting from the timing of the securitization in the second month of the third quarter of fiscal 1999 compared to the third month of the third quarter of fiscal 1998.

         Hedging. Hedging transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first three quarters of fiscal 1999, hedging transactions required a use of cash of $4.5 million, compared to $2.2 million during the first three quarters of fiscal 1998.

         Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 1999, was $75.2 million compared to net cash provided by financing activities of $12.6 million for the nine months ended March 31, 1998. The increase was a result of higher borrowings related to higher receivable acquisitions for the period after the third quarter securitization through March 31, 1999, compared to the same period ended March 31, 1998, but was offset by a required principal payment on long-term debt of $22.0 million in August 1998. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitizations and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions (not including dealer premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs.

         Warehouse Facility. The Company has borrowing arrangements with an independent financial institution for a $450.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund the purchase of Tier I receivable acquisitions. At March 31, 1999, $170.4 million of the capacity was utilized, and an additional $54.5 million was available to borrow based on the outstanding principal balance of eligible receivables. At December 31, June 30, and March 31, 1998, $174.8 million, $73.1 million and $57.1 million of the capacity was utilized, and an additional $51.9 million, $4.7 million and $45.6 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

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

         At this time, all known mission critical systems have been either replaced or upgraded with Year 2000 compliant solutions. The last of these upgrades was performed in March 1999, as scheduled. The Company plans to repeat a company wide internal test of all systems in the quarter ended June 30, 1999, and again in the quarter ended September 30, 1999. Beginning October 1, 1999, the Company will be entering a "quiet period" on in-house development and implementations that will last through December 31, 1999. The purpose of the "quiet period" is to prevent new system Year 2000 issues.

         The replacement or remediation costs for Year 2000 compliance issues with the Company is estimated to be less than $100,000, which the Company recognizes as incurred. This estimated cost is mostly due to software upgrades that include new features which are combined with Year 2000 corrections.

         The Company estimates that the worst case Year 2000 issue scenario would be discontinuance of electrical power. Although the Company has numerous power backup devices, a long-term power outage would have a material adverse effect on the Company's operations. Although the discontinuance of electrical power is possible, the Company believes the likelihood of such an outage to be remote. The Company continuously monitors the status of its Year 2000 plan and, based on such information, will develop contingency plans as necessary. See - "Discussion of Forward-Looking Statements".

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect borrowers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain (loss) on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million securitization, the gain on sale would result in a reduction or an increase of the gain (loss) on sales of receivables by approximately $3.0 million pre-tax, before consideration of any discounting. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $22.0 million, before consideration of any discounting, based on a securitized receivable portfolio of $2.2 billion at March 31, 1999. The forgoing examples are developed utilizing the cash flow model employed by management to calculate the fair market value of Retained Interest by changing the credit loss assumption as described. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. As a part of the hedging strategy, the Company executes short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of the execution of forward interest rate swaps. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of gain (loss) on sales of receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. The Company had an unrealized hedging gain at March 31, 1999 on short sales of U.S. Treasury securities of $431,000 based on notional amounts outstanding of $229.0 million and an unrealized hedging loss of $163,000 on notional amounts outstanding of $132.0 million on forward interest rate swaps.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999.

                March 3, 1999 - Change in Registrant's  Certifying Accountants-
                                Dismissal of KPMG LLP as independent auditors as of such date.

                March 8, 1999 - Change in Registrant's  Certifying Accountants-
                                Amendment to report on Form 8-K dated March
                                3, 1999 extending interim period to February
                                25, 1999 from December 31, 1998 stating that no disagreements took place with KPMG LLP on any matters of accounting principles or practice.

                March 12, 1999 - Change in Registrant's Certifying Accountants-
                                 Deloitte & Touche LLP engaged as new
                                 independent accountants.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Union Acceptance Corporation

May 14, 1999                          By:      /S/ John M. Stainbrook
                                               ----------------------
                                      John M. Stainbrook
                                      President and Chief Executive Officer



May 14, 1999                          By:      /S/ Rick A. Brown
                                               -----------------
                                      Rick A. Brown
                                      Treasurer and Chief Financial Officer