Form 10-K405
period 1999-06-30
UNION ACCEPTANCE CORP
filed 1999-09-28
CIK 927790

================================================================================

                                    FORM 10-K

                United States Securities and Exchange Commission
                             Washington, D.C. 20549



(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999
                                       or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the 4,653,386 shares of the issuer's Class A Common Stock held by non-affiliates, as of September 10, 1999, was $34,318,722. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of September 10, 1999, was 5,101,616 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 8,150,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated into Part III.

================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX


                                      PART I                              Page

Item 1.      Business...................................................     3

Item 2.      Properties.................................................    18

Item 3.      Legal Proceedings..........................................    18

Item 4.      Submission of Matters to a Vote of Security Holders........    18

                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters.................................   19

Item 6.      Selected Consolidated Financial Data........................   20

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............   21

Item 7a.     Quantitative and Qualitative Disclosures....................   38

Item 8.      Financial Statements and Supplementary Data.................   40

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................   61

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant..........   61

Item 11.     Executive Compensation......................................   61

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.......................................   61

Item 13.     Certain Relationships and Related Transactions..............   61

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.........................................   61

SIGNATURES   ............................................................   62

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

Overview

         The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts and installment loan agreements. The retail installment contracts are originated by dealerships affiliated with major domestic and foreign manufacturers and the loan agreements are originated by the Company as a result of referrals by the dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). The Company currently acquires receivables in 35 states from or through referrals by approximately 4,100 manufacturer-franchised auto dealerships. Effective January 1, 1999, the Company discontinued the acquisition of Tier II quality receivables ("Tier II"), which were receivables from customers with adequate credit quality who would not qualify as a Tier I receivable. The Company acquired marine receivables from June 1996 to March 1998. Tier II receivable acquisitions accounted for 0.9% of total receivable acquisitions during fiscal 1999. The Company made a strategic decision to terminate the acquisitions of marine receivables in fiscal 1998 and Tier II receivables in fiscal 1999 to focus on the higher credit quality and more profitable Tier I auto receivables.

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

Market and Competition

         Based on the Company's knowledge and research with respect to the automobile and finance industry, retail new and used automobile sales in the United States during calendar 1998 were approximately $602.8 billion. Of this amount, approximately $399.8 billion was believed to be financed at manufacturer-franchised dealerships, and approximately $272.8 billion was believed to be of the credit type that the Company would consider acquiring. The Company's total receivable acquisitions of $1.5 billion for fiscal 1999 were less than 1.0% of this market.

         Competition in the field of financing retail automobile sales is intense. The auto finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Providers of retail automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to the dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealerships it serves, the Company competes predominantly on the basis of providing a high level of dealer service (including evening and weekend hours and quick application response time), accepting flexible contract terms, and developing strong relationships with dealerships. While the Company seeks to accept or offer rates that are competitive in each of its geographic markets, the Company does not currently seek to compete by accepting or offering the lowest rates or by accepting lower quality credit.

         The Company's competition varies among its geographic markets. In the Tier I market segment, the Company has experienced its most intense competition in the Midwest and the West Coast. The Company's primary competitors for Tier I receivables are regional banks and the captive finance affiliates of major automotive manufacturers.

         The Company experiences minor seasonal fluctuations in the winter months. Retail automobile sales can vary during this time due to weather and/or increased holiday expenses. Additionally, the Company generally expects small increases in delinquency and net credit losses during these months before stabilizing in the spring.


Dealer Marketing and Service

         The Company has entered into dealer agreements with approximately 4,100 retail automobile dealers in 35 states. The Company's objective is to enter into dealer agreements with a broad spectrum of large domestic and foreign automotive manufacturer-franchised dealerships in targeted major metropolitan areas. The Company believes that manufacturer-franchised dealerships are most likely to provide the Company with receivables that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 2.1% of the Company's receivable purchases or originations during the fiscal year ended June 30, 1999.

         The Company has made organizational changes that have resulted in increased receivable acquisitions and better quality dealer service. Beginning in fiscal 1999, the Company divided its credit analysts into five focus areas including dealer development, core dealers, dealer expansion, West Coast, and nights and weekends. The dealer development area focuses on re-establishing relationships with dealers who did little or no business with the Company, the core dealer area focuses on the Company's existing dealers who consistently use the Company and the dealer expansion area works with new markets. Goals based on acquisition volume, applications, active dealers and dealers cashing multiple contracts are set for each focus area. The credit analysts in these areas are involved in the goal setting process which creates accountability in achieving these goals.

         The Company's ability to acquire Tier I receivables depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer applications to the Company. The Company's marketing and receivable acquisition staff emphasizes dealer service and conveniently accommodating dealers' needs for customer financing. The Company believes its receivable acquisition operations are structured to be more responsive to these needs than the operations of its competitors.

         The Company believes that by expanding application processing times during the evenings and weekends and by employing a lower analyst to account ratio, it is more likely to be the first financing source to indicate credit approval and therefore is more likely to acquire the receivable. With that in mind, the Company has developed the capacity to process a large volume of applications rapidly. The Company's average response time to applications during fiscal 1999 was under one hour. Although the Company's receivable acquisition process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit analysts are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relations and maximizes receivable acquisition volume from individual dealerships. The Company's Credit Scoring models and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer contract terms to qualified customers enhances the dealers' ability to offer desired financing terms to customers.

         The Company has regional or field sales representatives who give the Company a presence in local markets. Company sales representatives generally have auto dealer finance or sales backgrounds and are generally recruited from within the geographic markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to comments and complaints and to explain new programs and forms. Additionally, the Company created a department that specifically handles dealer customer service issues in order to allow the outside sales representatives and the credit analysts to focus strictly on marketing and acquiring receivables. However, the sales representatives have no authority to approve credit applications.

         When approaching a new dealer, the Company sales representatives explain the Company's program and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all receivable documentation. The dealer agreement provides the standard terms upon which the Company purchases receivables from dealers, contains representations and warranties of the dealer and prescribes the calculation of the Dealer Premium. Also, most dealer agreements include provisions for Automated Clearing House ("ACH") fund transfers. ACH agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of receivables originated by the dealers and purchased by the Company or fund the loans made by the Company. The Company is encouraging the use of ACH payments as opposed to drafts (which authorized dealer personnel submit for payment of the amount of each purchase) with all of its dealers and is making attempts to convert dealers using drafts to the ACH program. Approximately 89% of the number of receivables acquired in fiscal 1999 were paid by ACH payments. The Company's representatives assist dealer personnel in the proper completion and use of the Company's documentation.

Receivable Origination and Purchasing

         Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreements and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealer submits the purchaser's application to more than one financing source for review. The dealership finance manager decides which source will ultimately finance the automobile purchase based upon the rates being offered, the Dealer Premium, the terms for approval and other factors (such as incentives offered by the acquirer of the receivable). The Company believes that its rapid response to an application coupled with its commitment to dealer service and flexibility in terms enhances the likelihood that the dealership will direct the receivable to the Company, even though the Company may not offer the lowest rate available. See "Item 1. Business -- Market and Competition."

         Generally on a monthly basis, the Company quotes rates at which it will buy receivables from dealers or originate loans (the "Buy Rate"). Buy Rates are based on several factors including the age of the car and the term of the receivable. The Company sets rates generally with a view to maintaining a predetermined spread above the relevant treasury security based on the weighted average expected life of the receivables being acquired. The Company publishes different Buy Rates in different geographic markets depending on its assessment of competitive conditions. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Centralization of receivable acquisitions at the Company's Indianapolis headquarters enables the Company to assure uniform application of underwriting criteria. It also enables the Company to respond very rapidly to a large volume of applications with a high level of efficiency. Upon receiving applications by facsimile transmission, certain data is entered into the Company's computer system, and the application is assigned to a credit analyst. The Company's computer system obtains a credit bureau report, applies the Credit Scoring model and generates summary credit analysis for the credit analyst. In April 1998, the Company automated the calculation of its income and debt ratios and incorporated these automated calculations as well as credit score into a quality control underwriting screen. The Company evaluates applications based on four key income or debt to income ratios as well as credit score and judgment of the credit analyst. Approval authority and advance amounts are determined by the combination of the five key underwriting criteria. The credit analyst analyzes the application data, the quality control data, and the credit bureau report and sends a response by facsimile transmission to the dealer.

         Approximately 74% of the Company's origination department, including sales and credit employees, have prior business experience with auto dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit analysts to visit dealers and their finance managers, both to develop dealer rapport and to maintain awareness of local economic trends.

         The Company utilizes a computerized Credit Scoring system to evaluate an applicant's credit profile. The Company continually evaluates its scoring methodologies and makes adjustments based on its experience. In July 1996, the Company implemented an upgraded version of its customized Credit Scoring model developed by an independent firm. In February 1997, the Company analyzed seven months of originations and compared the predictive ability of actual loss experience between the customized Credit Scoring model and a new scorecard model. In March 1997, the Company implemented the new scorecard model as it appeared to be more predictive in rank-ordering risk than the customized Credit Scoring model. While the Company is pleased with the performance of the existing scorecard, the Company has been developing a new customized scorecard. Due to an extended validation process, the Company is currently in the testing phase with implementation to follow.

         The Company's purchasing philosophy generally focuses on acquiring high quality credit at profitable spreads. The quality of the Company's receivable acquisitions is due in large part to the experience, training and judgment of the credit analysts. Based on underwriting guidelines, credit analysts must review each of the five criteria, mentioned above, in the approval process. An application that does not meet the minimum underwriting guidelines for any of the five underwriting criteria requires the approval of a Regional Credit Manager. Credit analysts may approve applications that meet all of these guidelines with limits on advance amounts based on the combination of the five criteria. Regardless of the key underwriting ratios, the application characteristics and credit history must support the credit decision. The prior auto dealership business experience of a majority of the Company's credit employees is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credit. Management monitors and regularly audits credit analysts' decisions, and during fiscal 1998, the Company created a quality control department that primarily focuses on reviewing acquisition decisions.

         Of the Tier I receivable applications received from dealerships for the year ended June 30, 1999, the Company approved approximately 20.8% unconditionally and approximately 15.7% with conditions. Of the approved receivables, approximately 67.9% were ultimately acquired. During fiscal 1999, the Company acquired approximately $1.4 billion in Tier I receivables.

         If the Company approves a receivable and is selected to provide the financing, the automobile buyer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company. The Company also acquires some precomputed interest installment sale contracts in California. The retail sales contract includes an assignment of the contract to the Company. In Ohio, because of business considerations and regulatory limitations, the Company enters into a direct loan contract directly with the customer. In connection with the receivable acquisition and the preparation of Company forms, in certain states, where allowed, the Company charges the customer an origination fee. Dealerships in some geographic markets use a standard form of contract that is accepted by most sales finance companies (as opposed to the Company's contract form). Most of these generic forms do not include provisions for origination fees. The use of generic contract forms became more prevalent during fiscal 1997 and continues to increase as the Company enters new geographic markets where the use of generic contracts is prevalent. For dealers that participate in the ACH program, ACH payments are made only after all receivable documentation has been received and the receivable has been recorded on the Company's system. The use of ACH payments greatly reduces the Company's risk of fraudulent draft use and also presents a cash flow benefit as the receivables are not funded until they are booked by the Company. For non-ACH dealers, when the dealer has completed and mailed the documents and taken actions required to perfect the security interest on the vehicle, authorized dealer personnel may complete and remit a Company-supplied draft for payment of the amount financed. Because the Company provides forms of drafts to dealers in advance of particular receivable acquisitions, it assumes the risk that such drafts may be used fraudulently, with corresponding loss to the Company. Historically, the Company has not sustained any material losses due to such uses but there is no assurance that such losses will not occur. The Company utilized dealer drafts on its Tier II quality receivables from the time the Tier I and Tier II origination departments were combined, in the third quarter of fiscal 1998, until the Company discontinued the acquisition of Tier II receivables on January 1, 1999. Previously, the Company did not utilize dealer drafts in acquiring Tier II receivables.

         Dealers quote contract interest rates to customers at an average of approximately 1.00% - 1.50% over the Buy Rate. This difference, in most states, represents compensation to the dealership in the form of a Dealer Premium paid by the Company in addition to the amount financed. See "Glossary." The Dealer Premium is paid to the dealer each month for all receivables acquired from the dealer during the preceding month.

         The Company has two Dealer Premium programs. Under the Company's original plan, which applied to approximately 40% of the receivable acquisitions in 1999, the dealer, in most instances, receives the entire benefit of the spread between the interest rate charged to the customer and the Buy Rate. However, if the receivable is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated, and the portion allocated to the remaining scheduled term is reimbursable to the Company as an offset against the premiums to be paid with respect to subsequent receivables through the dealer's reserve account. If the balance in the dealer reserve account is insufficient to cover the charge-back, the Company bills the dealer. Under the Company's other Dealer Premium program, the dealer receives only a portion of the benefit of the spread between the interest rate charged to the customer and the Buy Rate, with an offset against the dealer only if the receivable is prepaid or defaults within a limited period of time regardless of the length of the term. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. From time to time the Company may adjust its Dealer Premium payment methods based on management's assessment of the market. The Company did not pay a Dealer Premium to dealers for Tier II receivables. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Geographic Concentration

         The following table sets forth certain information concerning the states in which the Company is operating its Tier I business:

                                                 Receivables Acquired for the
                                                      Twelve Months Ended                          At June 30,1999
                     Date      Re-entry                     June 30,                   Servicing      Number of    Number Of
    State         Established    Date         1999           1998          1997        Portfolio     Metro Areas    Dealers
    -----         -----------    ----         ----           ----          ----       -------------  -----------    -------
                                                   (Dollars in Thousands)
Indiana              Jan-86                $   46,675      $ 25,464    $   40,858      $   82,076         1           186
Ohio                 Apr-88                    72,221        52,699        69,928         139,222         3           254
Kentucky             Jan-90     Oct-96         10,980         7,383         4,701          15,394         2            37
Arizona              Jun-91                    53,862        27,231        40,452          92,016         1            95
Colorado             Dec-91                    27,323        18,712        17,861          44,548         1           103
Kansas               Jan-92                    16,663        10,249         8,591          24,930         1            42
Missouri             Jan-92                    32,804        18,986        25,034          52,395         1           106
Texas                Jun-92                   169,094       115,143       140,576         325,967         5           342
Minnesota            Aug-92     Apr-97         28,058        13,325         1,167          30,567         1            90
Utah                 Sep-92     Jun-97         10,762         7,121             -          12,253         1            54
Oklahoma             Oct-92                    44,673        33,682        50,459          90,963         1            71
Florida              Apr-93                   101,235        76,883        81,815         179,887         5           259
North Carolina       Jul-93                   160,680        85,515       105,920         267,515         3           253
Georgia              Apr-94                    66,444        36,244        28,610          99,777         2           122
Virginia             May-94                    67,820        63,110        70,134         137,818         3           195
South Carolina       Jul-94                    54,035        35,711        35,353          84,707         3           106
Iowa                 Aug-94                    41,030        23,939        23,672          57,879         2           108
Illinois             Sep-94                   109,557        69,599        78,508         182,122         2           281
California           Nov-94                   114,843       111,501       134,702         237,351         5           532
Nebraska             Nov-94                     9,219         4,210         2,528          11,385         1            28
New Mexico           Dec-94                     4,500         3,383         9,058          11,597         1            28
Wisconsin            Apr-95                    24,472         9,866        14,316          34,401         2            96
Oregon               Jun-95                     5,188         2,331         5,116           8,247         1            33
Washington           Jun-95                     8,530         7,062         9,257          15,113         1            58
Maryland             Nov-95                    19,701        20,279        25,699          39,446         2            94
Tennessee            Feb-96                    47,822        26,898        21,770          66,685         5            99
Michigan             May-96                    34,504        24,460        23,181          54,251         1           116
Pennsylvania         May-96                    14,076         7,712         4,606          18,978         2            99
Nevada               Jan-97                     7,687         3,757         2,192           9,530         1            37
Idaho                Sep-97                     2,759         1,013             -           2,913         0            19
Massachusetts        Jun-98                    33,681           990             -          30,978         1            83
South Dakota         Jun-98                       593           267             -             631         0             7
New Jersey           Apr-99                     1,581                                       1,575         1            13
Delaware             May-99                       866                                         843         0            15
Connecticut          Jun-99                       423                                         411         1            15
                                           ------------------------------------------------------------------------------
        TOTAL                              $1,444,361      $944,725    $1,076,064      $2,464,371        63         4,076
                                           ==============================================================================

*        Boise,   Idaho  is  considered   part  of  the  Salt  Lake  City,  Utah
         metropolitan area
** Sioux Falls, South Dakota is considered part of the Omaha, Nebraska metropolitan area.
*** Delaware is considered part of the Philadelphia, Pennsylvania metropolitan area.


         The Company intends to continue its strategy of expanding into new geographic markets. In considering potential markets for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors, such as the number of auto registrations and dealerships in the metropolitan area.

         Because the Company is highly centralized, the incremental cost of entering new geographic markets is relatively low, and the Company can enter new markets quite rapidly. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company's level of receivable acquisitions in particular metropolitan areas may fluctuate significantly over time depending on competitive conditions and other factors in those areas.

Receivable Processing and Customer Service

         When a receivable is submitted under the ACH program, the original receivable documents are received by the Company and processed into the Company's servicing system. Once the receivable is processed, the Company's computer system triggers an ACH payment to the dealer. If the dealer is using a draft, the Company will receive the original receivable documents and the dealer's draft (after deposit through the dealer's bank) at which time the receivables are processed onto the Company's servicing system. The Company's operations computer network interfaces with its receivable approval system to retrieve the information entered when the customer's application was received, saving time on data entry with respect to receivable processing. The system transmits new receivables daily to the Company's outside data processing servicer. Twice a week, this servicer sends data on all new accounts to the Company's document service agency which generates payment coupon books and sends them directly to the customer. Customer payments are sent directly to a lockbox.

         The Company has a separate remote outsourcing agreement with a data processing servicer. Under the agreement, the data processing service conducts a wide array of applications in both batch and on-line modes, and it provides interfacing with a number of Company developed systems. The service also provides off-site data storage at its data centers. The Company provides much of the hardware to facilitate the on-line transmission of data which is routed through different data centers to provide redundancy in the event of a power failure. See - "Year 2000 Compliance."

         The Customer Service Department utilizes an automated voice response unit ("VRU") which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. The VRU received an average of 87,000 calls per month in fiscal 1999, up from 70,000 calls per month in fiscal 1998. The increase in the number of calls is due to an increased servicing portfolio. Approximately 33% of the total calls are handled entirely by the VRU; the other 67% are transferred to live collection employees. The percentage of calls handled by the VRU decreased over last year, however, based on the increased servicing portfolio, the number of calls handled by the VRU were approximately the same. The VRU provides many efficiencies for the Company and is user-friendly and convenient for customers. The Company has implemented a new, enhanced VRU that is capable of handling a larger call volume and also offers additional menu options for the customers. The Collection Department plans to use this system which should in turn improve the efficiency of the department. See - "Year 2000 Compliance."


Receivable Servicing and Servicing Portfolio

         The Company has borrowing arrangements with an independent financial institution for a $500.0 million Revolving Warehouse Credit Facility ("Credit Facility") that is insured by a surety bond provider to fund Tier I receivable acquisitions for a term of one year. The Company also used the Credit Facility for Tier II receivable acquisitions until the Company stopped acquiring Tier II receivables. Under the terms of its Credit Facility and securitization transactions, the Company acts as servicer with respect to the related automobile receivables. During fiscal 1999, Tier I and Tier II receivable acquisitions were funded utilizing a Credit Facility through Union Acceptance Funding Corporation ("UAFC"), a wholly-owned Company subsidiary. The Company receives monthly servicing fees; the contractual fee, typically one percent per annum on the outstanding principal balance of the securitized receivables, is paid to the Company through the securitized trusts. The Company services the receivable pools by collecting payments due from customers and remitting payments to the pool trustee in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each receivable to record all receipts and disbursements and prepares related reports. As servicer, the Company is obligated to monitor collections and collect delinquent accounts and use diligence to obtain current payment of accounts.

         The following tables describe the composition of the Company's Tier I servicing portfolio at June 30, 1999:


                                  --------------------------------------------------------------------------------------------------
                                                                         Percent of                       Weighted
                                    Aggregate         Aggregate          Aggregate          Average        Average      Weighted
                                    Number of         Principal          Principal        Receivable      Remaining      Average
                                   Receivables         Balance            Balance           Balance       Term (1)        Rate
                                  ------------        -----------        -----------      -----------    ----------     ---------
                                                                 (Dollars in thousands, except average balances)

New auto / van                       41,244            $  630,168           25.6%          $   15,279        62.0         12.26%
Used auto / van                     172,502            $1,834,203           74.4%          $   10,633        55.5         13.36%
                                    -------            ----------          -----
   Total                            213,746            $2,464,371          100.0%          $   11,529        57.2         13.08%
                                    =======            ==========          =====


Receivables held for sale            18,925            $  260,857           10.6%          $   13,784        69.7         13.18%
Other receivables serviced(2)       194,821            $2,203,514           89.4%          $   11,310        55.7         13.07%
                                    -------            ----------          -----
   Total                            213,746            $2,464,371          100.0%          $   11,529        57.2         13.08%
                                    =======            ==========          =====

--------------------------------------------------------------------------------
(1)  Terms are shown in months.

(2) Amounts include, Tier I fixed rate auto receivables securitized under trusts as well as a small portfolio of prime fixed rate auto receivables serviced under agreements with Union Federal (approximately $4,000)
--------------------------------------------------------------------------------


         In addition to servicing securitized receivables, the Company also services a portfolio of Union Federal fixed and variable rate receivables on mobile homes, boats and autos, of approximately $816,000 at June 30, 1999.

         At June 30, 1999, the Tier I servicing portfolio, including the principal balance of auto receivables held for sale and securitized auto receivables, was approximately $2.5 billion in aggregate principal balance. Approximately 74.4% of the Tier I servicing portfolio, as of June 30, 1999, represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's receivables consist primarily of simple-interest contracts which provide for equal monthly payments (as well as precomputed receivables acquired in California). As payments are received under a simple interest contract, the interest accrued to date is paid first, and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to certain expenses of repossession and then to unpaid principal.

Tier II Receivable Acquisitions

         The Company acquired Tier II receivables from the fall of 1994 through January 1999 to fund receivables to customers with adequate credit quality who would not qualify under the Company's Tier I quality criteria. Originally, the Company operated Tier II receivable acquisitions under the name Performance Acceptance Corporation ("PAC").

          The Company, through its wholly-owned, special-purpose subsidiary, Performance Securitization Corporation ("PSC"), effected its first Securitization of Tier II receivables in the third quarter of fiscal 1996 and completed its second Tier II Securitization during the second quarter of fiscal 1997. The Company completed a third Tier II Securitization during the fourth quarter of fiscal 1998. Beginning in the first quarter of fiscal 1999 the Company began securitizing Tier II receivables with Tier I receivables through its wholly-owned, special-purpose subsidiary, UAC Securitization Corporation ("UACSC").

Risk Management

         The Company's Risk Management department strives to develop a better standard for measuring risk throughout the Company, provides automation to ensure a more consistent decision matrix in originations, analyzes and controls origination and collection risk at multiple levels, and provides the ability to quickly implement new standards for immediate results.

         During fiscal 1998, the Company  created a quality  control  department within risk management that primarily focuses on monitoring the receivable acquisition process by reviewing individual receivable files and credit analysts' decisions. In fiscal 1999, the department reviewed approximately 45% of Tier I cashed files based on predetermined high risk characteristics including high advance rates and approvals of receivables that were below the minimum underwriting criteria. The Company tracks the delinquency and charge-off rates of all receivables purchased by each individual credit analyst. The review process has created additional management controls, more immediate feedback on underwriting trends, and an additional source for capturing valuable receivable data that can be analyzed and used as origination or collection tools. The quality control department is also used in the training process for new credit analysts.

Delinquency, Collection and Repossession

         The Company seeks to maintain low levels of delinquency and net charge-offs first by ensuring and monitoring the integrity of its credit approval. The Company tracks the delinquency rate of all receivables approved by each credit analyst. The Company also seeks to limit delinquency and charge-offs through highly automated and efficient collection and repossession procedures.

         The collections area is supported by a separate computerized collections system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent customers are contacted by phone, mail, telegram, and in special circumstances, personal visits. Notices to delinquent customers are dispatched automatically by computer when receivables are 10 days delinquent in most states, but as early as 7 days delinquent for other states. The collections area operates during regular business hours, weekday evenings, and on Saturdays.

         The Company utilizes an automatic, computer-controlled multiple telephone line system which dials phone numbers of delinquent customers from a file of records extracted from the Company's database. The system typically generates 750-1,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if it has reached a live human voice. Collectors handle approximately 400 calls per day.

         After delinquent customers fail to respond to the Company or to fulfill oral commitments made to bring their receivables current, the Company repossesses the automobile securing the receivable. Repossessions are effected for the Company by contracted repossession agents. During fiscal 1999, repossession agents transferred approximately 85% of the autos to independent auto auction companies that recondition the repossessed autos and sell them for the Company while the other 15% was transferred to the Company's dealership for retail sale.

         The decision to repossess and charge-off is generally made after a receivable is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as refusal to pay, which requires earlier action. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."

Financing and Sale of Receivables

         Receivable Funding. The Company relies upon external sources to provide financing for its receivable acquisitons, Dealer Premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes a Credit Facility currently having a borrowing capacity of $500.0 million and a term of one year. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Derivative Financial Instruments. The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables between the setting of the Buy Rate for the acquisition of receivables and their sale in a securitization transaction, and employs a hedging strategy to mitigate this risk. Prior to March 1999, as a part of the hedging strategy, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization was committed, the hedge was covered by the purchase of a like volume of U.S. Treasury Notes. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization is committed, the interest rate swaps are terminated. The Company's hedging strategy is an integral part of its practice of periodically securitizing receivables. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of hedging risks and related issues.

         Securitizations. The Company sells its receivables in securitization transactions to increase the Company's liquidity, to provide for redeployment of capital and to reduce risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to repay amounts owed to short-term financing sources, thereby making such sources available for future receivable acquisitions. The Company currently plans to continue securitizing pools of receivables, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, will consider funding its receivable acquisitions through a permanent commercial paper facility or some other source or combination of sources. In August 1999, the Company established a securitization arrangement with a commercial paper conduit which will be available for future use as management deems appropriate. Such facility currently has a capacity of $250.0 million, all of which is currently available. See "Item 7. Management's Discussion and
Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources." Since 1988, the Company has securitized approximately $6.7 billion in auto receivables in 33 public offerings and completed three private placements of Asset-backed Securities summarized below. In each of the public offerings, the senior Asset-backed Securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Corporation, Moody's Investors Service and FITCH IBCA. Such ratings are not recommendations of the rating agencies to invest in the securities and may be modified or withdrawn by them at any time.



                                                            Securitization Transactions

                                                      Remaining       Weighted
                                                       Balance        Average                                             Net Loss
                                        Original     at June 30,     Receivable   Certificate    Gross        Net       to Original
       Securitization                    Amount          1999           Rate         Rate      Spread (1)   Spread (2)   Balance (3)
       --------------                    ------          ----           ----         ----      ----------   ----------   -----------
                                                                  (Dollars in thousands)
UACSC  1999-B Auto Trust              $  340,233     $  319,616        13.36%        5.51%        7.85%        6.75%       0.01%
UACSC  1999-A Auto Trust              $  320,545     $  278,558        12.99%        5.80%        7.19%        6.16%       0.24%
UACSC  1998-D Auto Trust              $  275,914     $  216,458        12.74%        5.85%        6.89%        5.25%       0.49%
UACSC  1998-C Auto Trust              $  351,379     $  260,871        12.81%        5.55%        7.26%        5.15%       0.69%
UACSC  1998-B Auto Trust              $  267,980     $  174,594        12.51%        6.01%        6.50%        5.06%       0.96%
UACSC  1998-A Auto Trust              $  228,938     $  139,820        12.92%        6.11%        6.81%        5.27%       1.19%
UACSC  1997-D Auto Trust              $  204,147     $  104,891        13.02%        6.30%        6.72%        5.07%       1.47%
UACSC  1997-C Auto Trust              $  218,390     $  110,305        13.48%        6.45%        7.03%        5.38%       2.06%
UACSC 1997-B  Auto Trust              $  295,758     $  129,656        13.21%        6.57%        6.64%        5.15%       2.33%
UACSC 1997-A Auto Trust               $  293,348     $  114,434        13.29%        6.33%        6.96%        5.43%       3.83%
UACSC 1996-D Auto Trust               $  283,085     $   92,496        13.53%        6.14%        7.39%        5.37%       4.55%
UACSC 1996-C Auto Trust               $  310,999     $   88,372        13.26%        6.44%        6.82%        5.11%       5.05%
UACSC 1996-B Auto Trust               $  245,102     $   59,331        12.96%        6.45%        6.51%        5.58%       4.54%
UACSC 1996-A Auto Trust               $  203,048     $   38,673        13.13%        5.40%        7.73%        5.68%       5.35%
UACSC 1995-D Auto Trust               $  205,550     $   35,750        13.74%        5.97%        7.77%        6.04%       6.00%
UACSC 1995-C Auto Trust               $  236,410     $   31,866        14.08%        6.42%        7.66%        6.11%       6.33%
UACSC 1995-B Grantor Trust            $  220,426     $   21,957        13.91%        6.61%        7.30%        4.88%       6.07%
UACSC 1995-A Grantor Trust            $  173,482     Paid in full      13.22%        7.77%        5.45%        3.88%       5.64%
UFSB 1994-D Grantor Trust             $  114,070     Paid in full      12.51%        7.69%        4.82%        3.91%       4.37%
UFSB 1994-C Grantor Trust             $  150,725     Paid in full      12.05%        6.77%        5.28%        4.04%       3.34%
UFSB 1994-B Grantor Trust             $  142,613     Paid in full      10.74%        6.46%        4.28%        3.54%       3.00%
UFSB 1994-A Grantor Trust             $  119,960     Paid in full       9.98%        5.08%        4.90%        3.60%       2.54%
UFSB 1993-C Auto Trust                $  141,811     Paid in full      11.00%        4.88%        6.12%        4.82%       2.60%
UFSB 1993-B Auto Trust                $  212,719     Paid in full      11.50%        4.45%        7.05%        5.31%       2.51%
UFSB 1993-A Grantor Trust             $  133,091     Paid in full      11.49%        4.53%        6.96%        4.96%       1.84%
UFSB 1992-C Grantor Trust             $  119,280     Paid in full      11.64%        5.80%        5.84%        4.48%       1.71%
UFSB 1992-B Grantor Trust             $  116,266     Paid in full      12.39%        4.90%        7.49%        5.49%       1.59%
UFSB 1992-A Grantor Trust             $  103,619     Paid in full      13.66%        6.70%        6.96%        5.80%       1.94%
UFSB 1991-B Grantor Trust             $  106,612     Paid in full      13.64%        7.15%        6.49%        4.94%       1.72%
UFSB 1991-A Grantor Trust             $  150,436     Paid in full      12.52%        8.40%        4.12%        2.25%       0.79%
UFSB 1989-B Grantor Trust             $   66,469     Paid in full      14.09%       Variable        --         2.82%       3.15%
UFSB 1989-A Grantor Trust             $  113,080     Paid in full      13.24%        8.75%        4.49%        1.97%       1.94%
UFSB 1988 Grantor Trust               $  105,179     Paid in full      12.73%        9.50%        3.23%        1.71%       2.74%
                                      ----------     ----------
  Total Tier I Securitized Trusts     $6,570,664     $2,217,648

PSC 1998-1 Grantor Trust              $   28,659     $   19,711        18.69%        6.29%       12.40%        8.04%       3.36%
PSC 1996-2 Grantor Trust              $   31,108     $   11,396        19.65%        6.40%       13.25%        9.00%      10.96%
PSC 1996-1 Grantor Trust              $   34,488     $    7,660        19.87%        6.87%       13.00%        8.79%      14.35%
                                      ----------     ----------
  Total Tier II Securitized Trusts    $   94,255     $   38,767
                                      ----------     ----------
       Grand Total                    $6,664,919     $2,256,415
                                      ==========     ==========

(1)      Difference  between  weighted  average  receivable rate and Certificate
         Rate.
(2) Difference between weighted average receivable rate and Certificate Rate, net of upfront costs, servicing fees, ongoing credit enhancements and trustee fees, and the hedging gain or loss.
(3) Net loss to original balance at June 30, 1999, for all pools with a remaining principal balance and net loss to original balance at time of repurchase for all remaining pools.

In securitization transactions, the Company transfers automobile receivables to a newly-formed trust, which issues one or more classes of fixed-rate Certificates or notes to investors (the "Securityholders"). Through the 1994-A Grantor Trust, the Certificates were generally credit-enhanced by a letter of credit from an independent financial institution. The letter of credit provided Securityholders with additional assurance, to the extent of the amount of the letter of credit, that their receipt of required payments from the pool would not be adversely affected by receivable losses. Typically, the letter of credit was obtained in the amount, represented as a percentage of the pool, necessary to obtain the desired investment grade ratings for the Certificates. The Company subsequently employed the use of subordinated classes of Certificates as a credit enhancement device. Surety bonds have been utilized as additional credit enhancements in the Company's Tier I Securitizations since the UACSC 1995-D Auto Trust. These credit enhancement features allow the offered Certificates or notes to achieve the desired investment grade rating. In future Securitizations, the Company may employ any of the above devices or may employ alternative credit enhancement devices.

         Gains from the sale of receivables in securitization transactions have historically provided a significant portion of the net earnings of the Company and are likely to continue to represent a significant portion of the Company's net earnings. If the Company were unable or elected not to securitize receivables in a financial reporting period, net earnings would likely be lower relative to periods in which Securitizations occurred. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- General."

         Commencing with the 1995-A Grantor Trust, the Company has effected Securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation ("UACSC"). Prior to fiscal 1999, its Tier II Securitizations have been effected through Performance Securitization Corporation, also a wholly-owned special purpose subsidiary. Beginning in the first quarter of fiscal 1999, the Company began securitizing Tier I and Tier II receivable acquisitions together through its wholly-owned subsidiary UACSC. In the fourth quarter of fiscal 1999, the Company created an owners' trust structure in which the Securitization trust issued both Certificates and debt securities. The Company will continue to assess other structured financing alternatives which may enable it to fund receivables and/or deploy its capital with greater efficiency at a lower cost. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."


Employees

         The Company employs personnel experienced in all areas of receivable acquisition, documentation, collection and administration. Currently, the Company has 511 full-time employees and 49 part-time employees, including 102 full-time and 13 part-time employees in the operations department, 184 full-time and 34 part-time employees in the collection department, 75 full-time employees in originations department, 26 full-time employees in the accounting and finance department, 7 full-time employees in human resources and training, 20 full-time and 2 part-time employees in risk management and systems and 13 full-time legal and administrative employees. In addition, the Company has 37 sales representatives who reside and work in the Company's receivable purchasing market areas and 47 full-time employees in the reconditioning and remarketing operations. None of the employees are covered by a collective bargaining agreement. Throughout fiscal 1999, all employees including management and executive officers of the Company have participated in a formalized professional development, supervisory and leadership training program. The feedback has been very positive from all areas of the Company, and the training appears to have made an improvement in attitude and overall morale.

Regulation

         The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances, and regulations. The Company's business operations are conducted primarily in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin and, accordingly, the laws and regulations of such states govern the Company's operations conducted in those states. The Company is required to be, and is, licensed as a sales finance company in Arizona, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New Mexico, Pennsylvania, South Dakota and Wisconsin. In Colorado, Idaho, Indiana, Iowa, Texas and Utah, the Company has either filed the necessary notifications or registered to accept assignments of installment sale contracts, and in Ohio, the Company is licensed to make direct loans. As the Company expands its operations into additional states, it will be required to comply with the laws of those states.

         Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon sellers, holders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state "lemon" laws, state motor vehicle retail installment sales acts, retail installment sales acts, State Unfair and Deceptive Trade Practices Act, State Fair Debt Collection Practices Act and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These statutes and regulations may impose specific statutory penalties, punitive damages and recovery of attorney's fees and costs upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce the installment sale contracts it purchases and loans it makes.

         The "Holder-in-Due-Course" Rule of the Federal Trade Commission (the "FTC Rule"), the provisions of which are generally duplicated by the Uniform Consumer Credit Code, other state statutes, or the common laws in certain states, has the effect of subjecting purchasers of installment sales contracts and even some direct lenders in consumer credit transactions to all claims and defenses which the obligor in the transaction could assert against the seller of the goods. The installment sale contracts purchased by the Company and direct loans made by it are generally subject to the provisions of the FTC Rule. Accordingly, the Company (or the trust to which a contract is assigned in a Securitization), as holder of the contracts or as the direct lender, will be subject to any claims or defenses that the purchaser of the related financed vehicle may assert against the seller of the vehicle. Liability under the FTC Rule is limited to the amounts paid by the obligor under the contract, but the holder of the contract may also be unable to collect any balance remaining due thereunder from the obligor.

         Through the dealer agreement and the contract executed by the consumer, a dealer makes certain representations and warranties to the Company about the transaction between the dealer and the consumer including that the sale of the vehicle and the completion of the contract comply with all federal and state laws and regulations. Accordingly, if a customer has a claim against the dealer for the violation of any such laws or regulations, and the Company is named in the claim or materially impacted by the claim, such violation often constitutes a breach of the dealer's representations and warranties and would allow the Company to demand repurchase of the contract by the dealers.

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

GLOSSARY

Asset-backed Securities - A general reference to securities, such as Certificates or Notes, that are backed by financial assets, such as automobile receivables or leases, credit card or trade receivables, home equity receivables or equipment. Such securities are generally fixed-rate securities payable solely from cash flows from the pooled receivables.

Buy Rate - An interest rate quoted by the Company to dealers, generally on a monthly basis, at which the Company will buy receivables.

Credit Scoring - The process of utilizing standard models in the receivable acquisition process to evaluate an applicant's credit profile to arrive at an estimate of the associated credit risk based on statistical evaluation of several common characteristics that bear on credit worthiness and their correlation with credit risk.

Dealer Premium - The amount paid to the dealer for the purchase of a receivable above the principal amount financed. In states other than Ohio, the Dealer Premium is based upon the finance charge that would be paid on the receivable if it earned interest at a rate equal to the difference between the contract rate and the Company's periodically published Buy Rate. The difference in rates averages between 1.00% - 1.50%. Dealer Premiums paid to Ohio dealers are generally in the form of referral fees and are calculated as the product of the principal amount of the receivable and a periodically adjusted referral rate set forth on the Company's rate sheets for receivables with similar terms, note rate and age of collateral. All or a portion of a Dealer Premium may be paid in advance at the time the receivable is acquired, subject to being charged back against the dealer if that receivable prepays or defaults. The Dealer Premium is generally advanced to the dealer in the month following purchase of the receivable, creating the Dealer Premium asset. The unamortized portion of such advance, depending on the dealer agreement, may be recoverable from the dealer if the receivable is prepaid or defaults. Dealer premiums are included in the carrying amount of receivables prior to Securitization.

Future Servicing Cash Flows - Future Servicing Cash Flows are the projected cash flows resulting from the difference between the weighted average coupon rate of the receivables sold and the Certificate Rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1.00% (on Tier I), and ongoing trust and credit enhancement fees, plus estimated Dealer Premium rebates.

Gain (Loss) on Sales of Receivables - Gain (Loss) on Sales of Receivables represents the difference between the sales proceeds and the carrying amount of receivables after reduction for amounts allocated to Retained Interest, less expenses of the sale and hedging gains or losses.

Revolving Warehouse Credit Facility ("Credit Facility") - An external financing arrangement negotiated by the Company with an independent financial institution having a borrowing capacity of $500.0 million and a one year term which will fund Tier I receivable acquisitions and funded Tier II receivable acquisitions in fiscal 1999.

Retained Interest in Securitized Assets ("Retained Interest") - Retained Interest represents the Company's retained interest in receivables sold. At the closing of each Securitization, the Company allocates its basis in the receivables between the portion of the receivables sold to asset-backed security holders and the portion of the receivables which is retained from the Securitizations ("Retained Interest" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest and Servicing Assets. Retained Interest consists of the discounted cash flows to be received by the Company. Servicing Assets represent the present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, and hedging gains and losses, equals the net gain on sale of receivables recorded by the Company. The fair value of the Retained Interest is determined by discounting the expected cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. Discount rates utilized are based on current market conditions, and prepayment assumptions are based on historical performance experience of comparable receivables and the impact of trends in the economy. Retained Interest is reduced by actual servicing cash flows as received over the life of the Securitization. Retained Interest is classified as "available-for-sale" and is carried at fair value based upon the application of current assumptions to the remaining expected cash flows. Unrealized gains and losses attributable to the change in the fair value of the Retained Interest, which are recorded as "available-for-sale" securities, net of related income taxes are excluded from earnings and are recorded as "Accumulated other comprehensive income", in shareholders'equity. Retained Interest is reviewed monthly for other than temporary impairment, with impairment, if any, recorded as a component of Gain on Sales of Receivables, net.

Securitization - The process through which receivables and other receivables are pooled and sold to a trust which issues asset-backed securities to investors.

Senior Notes - Unsecured Senior Notes of the Company of $110 million and $65 million issued August 1995 and March 1997 respectively.

Senior Subordinated Notes- Unsecured Senior Subordinated Notes of the Company in the aggregate principal amount of $46 million issued April 1996.

Servicing Asset - The present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. Servicing Assets are carried at their lower of cost or market.

Spin-off - The pro rata distribution of the 9,200,000 shares of Class B Common Stock formerly held by Union Federal to the shareholders of its holding company, immediately prior to consummation of the Company's initial public offering in August 1995.

Spread Account (a component of Retained Interest in Securitized Assets) - A cash collateral account or specific cash account maintained by the trustee of a Securitization trust into which Future Servicing Cash Flows are deposited initially to protect Certificateholders (and any provider of third-party credit enhancement) against credit losses. The terms of the account, which vary with each Securitization, state a maximum balance, generally expressed as a percentage of the current principal balance. Generally, the initial cash deposit, if required, is funded by the Company from the Securitization proceeds and is expressed as a percentage of the original principal balance. The initial deposit amount is typically less than the minimum balance ("floor"). The floor amount required is determined based on the original principal balance. The Company receives cash flows from Retained Interest that represent collections on the receivables in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other fees such as credit enhancement fees. If the amount of cash required for the allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level or maximum level is achieved. Once the required or maximum Spread Account level is achieved, the excess is released to the Company. Any remaining Spread Account balance is released to the Company upon termination of the Securitization. There is no recourse to the Company for receivable losses beyond the balance in the Spread Account and Future Servicing Cash Flows from the trust.

Tier I - The Company's practice of acquiring receivables made to customers, generally with high quality credit, through an automotive dealer under a dealer agreement that provides for the acquisition of receivables at par plus the payment of a Dealer Premium to the dealer. A Tier I customer has a credit history with no or few minor defaults and can finance a new car purchase through a bank, a captive finance subsidiary of an automobile manufacturer or an independent finance company that focuses on Tier I credit.


Tier II - The Company's prior practice of acquiring receivables made to customers who generally would not be eligible for credit under Tier I. Receivables are acquired from automotive dealers under a dealer agreement that provides for the acquisition of receivables at par without provision for payment of any Dealer Premium. A Tier II customer is characterized as a customer with some credit problems in his or her past which have subsequently been resolved and who has reestablished an acceptable payment history. To finance a new or late-model used car, the Tier II customer may not qualify for a receivable from a captive finance subsidiary but may access credit through non-traditional finance sources.

Union Division - The indirect automobile receivable acquisition business conducted as a division of Union Federal through fiscal 1994.

Warehouse - A method whereby receivables are financed by financial institutions on a short-term basis. In a Warehouse arrangement, receivables are accumulated or pooled on a daily or less frequent basis and assigned or pledged as collateral for short-term borrowings until they are sold in a Securitization.

Item 2.           Properties


         The Company's operations are centered in a commercial office building owned by Shadeland Properties, LP ("Shadeland," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of 115,555 square feet under a lease with Shadeland which expires in April 2003. The Company currently utilizes 95,668 square feet and is in the process of remodeling an additional 17,732 square feet for current operations of the Origination, Collection and MIS departments and future expansion. The Company sublets a portion of the building to Union Federal.

         The Company leases a garage of 5,000 square feet for minor vehicle reconditioning to prepare the repossessed autos for auction, an office of 500 square feet and a 75-car lot located in Beech Grove, Indiana, from an independent party. The Company currently leases the property on a month to month basis. The 75-car lot was historically used to retail some autos repossessed in central Indiana. Currently, this facility serves as a holding area for the autos repossessed from across the country before they are transferred to the new car franchised dealership or a local auction.

         In July 1997, the Company purchased a 6.5 acre (60,000 square foot) facility near its headquarters in Indianapolis at which it has established a new car franchised dealership for the purpose of expanding its reconditioning and remarketing operations and to retail a portion of its repossessed autos. Approximately 30,000, 27,000 and 3,000 square feet are being used for the showroom, service area and office area, respectively.


Item 3.           Legal Proceedings

         The Company is party to litigation in the ordinary course of business. Most of the litigation is initiated by the Company against debtors to collect deficiency balances. Claims are, however, also asserted against the Company on a regular basis. The claims against the Company often involve allegations of wrongdoing by the motor vehicle dealer which originated the contract or sold the vehicle financed by the Company and the Company is named as a defendant due to its status as holder of the contract. Claims are also asserted directly against the Company under the consumer protection laws described above and on other theories and some of these claims are asserted on behalf of a class of consumers. Similar litigation is common for industry participants.


Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 1999 and 1998:

Fiscal Year Ended June 30,           1999                         1998
--------------------------------------------------------------------------------
                                 High      Low               High      Low
                               -------------------------------------------------
First Quarter                   8         4 3/4             11 1/4    8 7/8
Second Quarter                  6 5/8     3 7/8             10 1/4    5 1/8
Third Quarter                   8 1/2     4                  9 1/8    7 1/4
Fourth Quarter                  8 3/8     6 1/4              9 1/8    6 3/4
--------------------------------------------------------------------------------

         As of September 10, 1999, there were 95 holders of record of the Company's Class A Common Stock and 7 holders of record of Class B Common Stock. The Company estimates that its Class A Common Stock is owned beneficially by approximately 1,370 persons. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

         The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Senior and Senior Subordinated Notes limit distributions to shareholders.

Item 6.  Selected Consolidated Financial Data

         The following table sets forth certain selected consolidated financial information reflecting the consolidated operations and financial condition of the Company for each year in the five year period ended June 30, 1999. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein. Certain amounts for prior periods have been reclassified to conform to current year presentation.


                                                                               Year Ended June 30,
                                                       -------------------------------------------------------------------
                                                           1999           1998         1997           1996           1995
                                                       ----------    ----------     ----------    ----------    ----------
                                                                              (Dollars in thousands)
Income Statement Data:
Interest on receivables held for sale                  $   33,015    $   27,871     $   33,914    $   28,712    $   14,702
Retained interest and other                                20,008        12,922         14,810        10,072         9,587
                                                       -------------------------------------------------------------------
   Total interest income                                   53,023        40,793         48,724        38,784        24,289
Interest expense (1)                                       27,451        26,107         25,688        22,275        12,961
                                                       -------------------------------------------------------------------
  Net interest margin                                      25,572        14,686         23,036        16,509        11,328
Provision for estimated credit losses                       5,879         8,050          4,188         2,875         1,074
                                                       -------------------------------------------------------------------
   Net interest margin after provision for
      estimated credit losses                              19,693         6,636         18,848        13,634        10,254
                                                       -------------------------------------------------------------------
Gain (loss) on sales of receivables, net                   19,133       (11,926)           963        30,357         8,684
Servicing fees, net                                        21,716        19,071         16,919        12,302         8,977
Late charges and other fees                                 5,349         4,087          3,820         3,096         2,783
                                                       -------------------------------------------------------------------
   Other revenues                                          46,198        11,232         21,702        45,755        20,444
                                                       -------------------------------------------------------------------
Total operating expenses                                   42,588        35,546         30,502        23,841        14,913
                                                       -------------------------------------------------------------------
  Earnings (loss) before provision for income taxes        23,303       (17,678)        10,048        35,548        15,785
  Provision (benefit) for income taxes                      8,979        (7,856)         4,166        14,406         6,396
                                                       -------------------------------------------------------------------
     Net earnings (loss)                               $   14,324    $   (9,822)    $    5,882    $   21,142    $    9,389
                                                       ===================================================================

                                                       -------------------------------------------------------------------
Net earnings (loss) per common share
  (basic and diluted)                                  $     1.08    $    (0.74)    $     0.45    $     1.60           N/M
                                                       ===================================================================

Operating Data:
Receivables acquired (dollars):
Tier I                                                 $1,444,361    $  944,725     $1,076,064    $  994,834    $  766,972
Tier II                                                    12,592        24,027         39,610        36,030        21,511
Marine                                                         --         2,515          6,590            50            --
                                                       -------------------------------------------------------------------
     Total receivables acquired (dollars)              $1,456,953    $  971,267     $1,122,264    $1,030,914    $  788,483
                                                       ===================================================================

Receivables acquired (number of receivables):
Tier I                                                     90,268        64,152         75,844        71,070        58,409
Tier II                                                       876         1,746          3,050         2,870         1,770
Marine                                                         --           200            496             6            --
                                                       -------------------------------------------------------------------
     Total receivables acquired
          (number of receivables)                          91,144        66,098         79,390        73,946        60,179
                                                       ===================================================================

Receivables securitized:
Tier I                                                 $1,288,071    $  919,455     $1,183,190    $  890,110    $  658,703
Tier II                                                        --        28,659         31,108        34,488            --
                                                       -------------------------------------------------------------------
     Total receivables securitized                     $1,288,071    $  948,114     $1,214,298    $  924,598    $  658,703
                                                       ===================================================================

Ratio of operating expenses as a percent of
  average servicing portfolio                                1.82%         1.78%          1.67%                 1.73% 1.49

Credit losses as a percent of
     average servicing portfolio:
Tier I                                                       2.20%         2.80%          2.40%         1.58%         1.36%
Tier II                                                      7.04%         7.67%          5.18%         2.37%         2.97%
Marine                                                         --          1.12%          0.25%          N/A           N/A
                                                       -------------------------------------------------------------------
   Total credit losses as a percent of average
      servicing portfolio                                    2.33%         2.96%          2.50%         1.60%         1.37%
                                                       ===================================================================

Delinquencies of 30 days or more as a percent of
     servicing portfolio:
Tier I                                                       2.63%         3.07%          2.96%         1.84%         1.40%
Tier II                                                      9.42%         8.29%          6.18%         3.35%         1.25%
Marine                                                        N/A           N/A           0.10%          N/A           N/A
                                                       -------------------------------------------------------------------
  Total  delinquencies of 30 days or more as a
      percent of servicing portfolio                         2.78%         3.24%          3.07%         1.88%         1.40%
                                                       ===================================================================




At June 30,                                                1999          1998          1997          1996          1995
                                                       ----------    -----------    ----------    ----------    ----------
                                                                              (Dollars in thousands)
Balance Sheet Data(2):
Receivables held for sale, net                         $  267,316    $  118,259     $  121,156    $  259,290    $  201,022
Retained interest in securitized assets                   190,865       171,593        170,791       147,024       118,076
Total assets                                              514,926       411,533        391,268       451,195       349,283
Due to Union Federal                                           --            --             --            --       338,958
Amounts due under warehouse facilities                    185,500        73,123         44,455       187,756            --
Long-term debt                                            199,000       221,000        221,000       156,000            --
Total shareholder's equity(3)                              89,479        82,473         86,848        78,624             2

Other Data:
Servicing portfolio:
Tier I                                                 $2,464,366    $1,978,920     $1,860,272    $1,548,538    $1,159,349
Tier II                                                    53,792        66,855         68,289        47,062        19,858
Marine                                                         --            --          6,227            50            --
Serviced for others                                           912         1,642          2,488         3,420         5,203
                                                       -------------------------------------------------------------------
     Total servicing portfolio                         $2,519,070    $2,047,417     $1,937,276    $1,599,070    $1,184,410
                                                       ===================================================================

Average servicing portfolio:
Tier I                                                 $2,269,177    $1,922,977     $1,759,666    $1,343,770    $  982,875
Tier II                                                    63,275        69,622         63,305        33,124         9,448
Marine                                                         --         6,920          2,357            NM            --
Serviced for others                                         1,138         1,941          2,799         4,222         6,643
                                                       -------------------------------------------------------------------
     Total average servicing portfolio                 $2,333,590    $2,001,460     $1,828,127    $1,381,116    $  998,966
                                                       ===================================================================

Number of receivables serviced:
Tier I                                                    213,746       184,003        173,693       147,722       117,837
Tier II                                                     5,517         6,285          6,056         4,067         1,687
Marine                                                         --            --            472             6            --
Serviced for others                                           139           256            402           537           836
                                                       -------------------------------------------------------------------
     Total number of receivables serviced                 219,402       190,544        180,623       152,332       120,360
                                                       ===================================================================

Number of dealers                                           4,076         3,628          3,204         2,523         1,604
Number of employees (full-time equivalents)                   540           529            387           313           215
--------------------------------------------------------------------------------------------------------------------------

(1) Interest expense for the year ended June 30, 1995, was based upon the average monthly balance "Due to Union Federal" at Union Federal's all-inclusive cost of funds.

(2) All consolidated balance sheet amounts, except the amounts "Due to Union Federal", represent actual recorded assets and liabilities of the Company's business. The amount Due to Union Federal includes division funding by Union Federal as well as inter-company funding.

(3) The consolidated financial statements reflect no allocation of Union Federal's historical equity. Earnings of the Company are transferred to Union Federal through the Due to Union Federal account at June 30, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item 1. Business."

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile receivables originated or referred by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of receivables prior to Securitization, the Company utilizes the Credit Facility, discussed in "Liquidity and Capital Resources." Through Securitizations, the Company periodically pools and sells receivables to a trust which issues asset-backed securities to investors representing interests in the receivables sold. When the Company sells receivables in a securitization, it records a gain or loss on the sale of receivables and establishes Retained Interest as an asset. Future Servicing Cash Flows are received over the life of the related Securitization. See the "Glossary" under "Item 1. Business" for definitions of terms pertaining to Securitizations.

         The following table illustrates changes in the Company's total receivable acquisition volume and information with respect to Gain (Loss) on Sales of Receivables, net and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 13 of the Consolidated Financial Statements.

                                                        Selected Quarterly Financial Information
                                                      For Quarters in the Fiscal Years Ended June 30,
                                         -----------------------------------------------------------------
                                                                       1999
                                         ------------------------------------------------------------------
                                             First             Second           Third               Fourth
                                             -----             ------           -----               ------
                                                               (Dollars in thousands)


Receivables acquired                     $   404,494      $   361,891       $   321,856       $   368,712

Gain on Sales of Receivables             $     6,248      $     5,717       $    10,679       $     8,406
    Less:  Impairment                         (3,542)           (1,630)           (4,293)           (2,452)
    Less:  Cash out adjustment                    --                --               --                --
                                         -----------        -----------      -----------        -----------
Gain  (loss) on Sales of
   Receivables, net                      $     2,706       $     4,087       $     6,386       $     5,954

Servicing portfolio at end of period     $ 2,220,657       $ 2,344,621       $ 2,416,724       $ 2,519,070

Selected Securitization  Data:               1998-C            1998-D            1999-A            1999-B
Original amount                          $   351,379       $   275,914       $   320,545       $   340,233
Weighted avg. receivable rate                  12.81%            12.74%            12.99%            13.36%
Weighted avg
  remaining maturity (mos.)                     68.8              69.1              71.5              71.7
Certificate rate                                5.55%             5.85%             5.80%             5.51%
Gross spread (1)                                7.26%             6.89%             7.19%             7.85%
Net spread (2)                                  5.15%             5.25%             6.16%             6.75%


                                                        Selected Quarterly Financial Information
                                                      For Quarters in the Fiscal Years Ended June 30,
                                         -----------------------------------------------------------------
                                                                       1998
                                         ------------------------------------------------------------------
                                             First             Second           Third               Fourth
                                             -----             ------           -----               ------
                                                               (Dollars in thousands)
Receivables acquired                     $   252,877        $   227,405      $   220,317        $   270,668

Gain on Sales of Receivables             $     5,549        $     3,173      $     5,749        $     5,110
    Less:  Impairment                        (16,396)            (1,153)          (2,636)            (3,451)
    Less:  Cash out adjustment                    --                 --               --             (7,871)
                                         -----------        -----------      -----------        -----------

Gain  (loss) on Sales of
    Receivables, net                     $   (10,847)       $     2,020      $     3,113        $    (6,212)

Servicing portfolio at end of period     $ 1,977,368        $ 2,001,111      $ 2,008,287        $ 2,047,417

Selected Securitization Data:               1997-C             1997-D           1998-A          1998-B/1998-1
Original amount                          $   218,390        $   204,147      $   228,938      $267,980/$28,659
Weighted avg. receivable rate                  13.48%             13.02%           12.92%       12.51%/18.69%
Weighted avg
  remaining maturity (mos.)                     70.7               67.1             70.8         67.5/57.7
Certificate rate                                6.45%              6.30%            6.11%       6.01%/6.29%
Gross spread (1)                                7.03%              6.72%            6.81%       6.50%/12.40%
Net spread (2)                                  5.38%              5.07%            5.27%       5.06%/8.04%

--------------------------------------------------------------------------------
(1) Difference between weighted average receivable rate and weighted average Certificate Rate.
(2) Difference between weighted average receivable rate and weighted average Certificate Rate, net of upfront costs, servicing fees, ongoing surety bond and trustee fees, and hedging gains or losses.
(3) Two securitizations were effected during the presented quarters -- one public securitization (Tier I securitization) and one private placement (Tier II securitization)



Acquisition Volume. The Company currently acquires receivables in 63 metropolitan areas in 35 states from approximately 4,100 manufacturer-franchised auto dealerships. The Company acquires receivables on automobiles made to customers who exhibit a favorable credit profile ("Tier I"). The Company previously offered a second level of receivable quality for customers with adequate credit quality but who would not qualify for a receivable under the Company's Tier I quality criteria ("Tier II"). To focus on the higher credit quality and more profitable Tier I receivables, the Company ceased acquiring Tier II receivables in January 1999. Only 0.9% of fiscal 1999 receivable acquisitions represented receivables made to customers for Tier II receivables. During fiscal 1999, the Company extended operations into the states of New Jersey, Delaware and Connecticut.

         The Company's total receivable acquisitions increased 50.0% to $1.5 billion for the year ended June 30, 1999, from $971.3 million in fiscal 1998. The increase is a result of an expanded dealer base, decreased competition in the auto finance market, organizational changes made in the first quarter of fiscal 1999, and a company-wide commitment to reaching the acquisition goals set by management. The increase was slightly offset by the decision to stop acquiring Tier II receivables. Tier II receivable acquisitions totaled $12.6 million for the year ended June 30, 1999, compared to $24.0 million in fiscal 1998.

         The Company's servicing portfolio increased 23.0% to approximately $2.5 billion at June 30, 1999, compared to approximately $2.0 billion at June 30, 1998. Total serviced receivables increased as a result of increased receivable acquisition volume in excess of receivable repayments and gross charge-offs. The volume of receivables sold in Securitizations increased to $1.3 billion for the year ended June 30, 1999, from $948.1 million for the prior year. The increased volume of receivables securitized is a result of an increase in Tier I receivable acquisitions. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

Delinquency and Credit Loss Experience

         The Company has seen improvements in delinquency and credit loss ratios since the September 30, 1997, quarter. These improvements are a result of strategic changes in the origination and collection departments in the latter part of fiscal 1997.

         Recoveries as a percentage of gross charge-offs, on the Tier I portfolio, for the year ended June 30, 1999, improved slightly over the year ended June 30, 1998. This percentage, however, remains below management's expectations, and the Company continues to look for ways to improve. In July 1998, the Company opened a new car franchised dealership in Indianapolis and has begun retailing a portion of its repossessed autos through the dealership. The Company anticipates that this method of repossession disposal along with stricter monitoring of the repossession and resale process should continue to increase the recovery percentage to within management's expectations over time. The Company does not finance any of its repossessed auto resales. The net recovery rate recognized by the dealership during fiscal 1999 averaged 54.79%. See "Discussion of Forward-Looking Statements".

         Current credit loss assumptions utilized in the calculation of the Gain on Sales of Receivables during the year were 4.40% for 1998-C and 1998-D and 4.50% for 1999-A and 1999-B. The credit loss assumptions used in fiscal 1999 were higher than 4.00% which was used on the Tier I Securitizations in fiscal 1998 because the current year Securitizations included Tier I, Tier II and modified receivables. Allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 4.63% at June 30, 1999, compared to 4.67% at June 30, 1998. The Company recorded a pre-tax charge of $11.9 million and $23.6 million during the years ended June 30, 1999, and 1998, respectively, on those pools which were deemed to have other than temporary impairment primarily due to the increase in the estimated credit loss assumptions.

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



                                                      Tier I Delinquency Experience
                                                               At June 30,
                                      ----------------------------------------------------------
                                                  1999                            1998
                                      --------------------------       -------------------------
                                                         (Dollars in thousands)
                                        Number of                       Number of
                                       Receivables      Amount         Receivables      Amount
                                       -----------      ------         -----------      ------

Servicing portfolio                      213,746      $2,464,371         184,003      $1,978,920
Delinquencies
     30-59 days                            3,962          41,475           3,179          32,967
     60-89 days                            1,614          16,654           1,907          20,819
     90 days or more                         670           6,754             657           6,992
                                           -----      ----------           -----      ----------
Total delinquencies                        6,246      $   64,883           5,743      $   60,778
                                           =====      ==========           =====      ==========
Total delinquencies
    as a % of servicing portfolio           2.92%           2.63%           3.12%           3.07%


As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over decreased to 2.63% at June 30, 1999, from 3.07% at June 30, 1998, for the Tier I portfolio. This was the seventh consecutive quarter of improved or stable delinquency. The steady improvement is a direct result of the Company's continued focus on refining its collection practices and consistent application of conservative underwriting guidelines.


                                                            Tier I Credit Loss Experience
                                                             For the Years Ended June 30,
                             -----------------------------------------------------------------------------------------
                                        1999                            1998                            1997
                             --------------------------      --------------------------      -------------------------
                              Number of                        Number of                      Number of
                             Receivables        Amount        Receivables       Amount       Receivables       Amount
                             -----------        ------        -----------       ------       -----------       ------
                                                                (Dollars in thousands)
Avg. servicing
   portfolio                    202,187      $2,269,177         179,822      $1,922,977         164,858      $1,759,666

Gross charge-offs                 7,752          82,436           7,909          87,325           6,280          70,830
Recoveries                                       32,525                          33,545                          28,511
                                             ----------                      ----------                      ----------
 Net credit losses                           $   49,911                      $   53,780                      $   42,319
                                             ==========                      ==========                      ==========

Gross charge-offs
   as a % of avg
   servicing portfolio             3.83%           3.63%           4.40%           4.54%           3.81%           4.03%
Recoveries as a %
    of gross charge-offs                          39.45%                          38.41%                          40.25%
Net credit losses as a %
    of avg. servicing
    portfolio                                      2.20%                           2.80%                           2.40%



         As indicated in the table above, net credit losses on the Tier I portfolio totaled $49.9 million for the fiscal year ended June 30, 1999, or 2.20% as a percentage of the average servicing portfolio, compared to $53.8 million, or 2.80%, compared to the same period a year ago. Net credit losses have decreased, and recovery rates have increased over one year ago.

         Tier II portfolio delinquency was 9.42% based on outstanding receivable balances of accounts 30 days past due and over at June 30, 1999, compared to 8.29% at June 30, 1998. Credit losses during fiscal 1999 totaled $4.5 million, or 7.04% as a percentage of the average Tier II servicing portfolio, compared to $5.3 million, or 7.67%, in fiscal 1998 and $3.3 million or 5.18% in fiscal 1997. Tier II delinquency as a percentage of the servicing portfolio is expected to increase, while not actually deteriorating, as a result of a declining Tier II average servicing portfolio resulting from the determination to eliminate Tier II receivable acquisitions effective January 1, 1999. See "Discussion of Forward-Looking Statements."

Results of Operations

         The following table illustrates the Company's consolidated financial results for the past eight fiscal quarters. More complete earnings information can be found in the Consolidated Financial Statements and the Notes thereto.


                                                  Selected Quarterly Financial Information
                                                For Quarters in the Fiscal Year Ended June 30,
                                             ------------------------------------------------
                                                                    1999
                                             -------------------------------------------------
                                                First       Second        Third        Fourth
                                              --------     --------     --------     --------
                                                            (Dollars in thousands)
Interest on receivables held for sale         $  8,251     $  6,938     $  8,087     $  9,739

Retained interest and other                      5,479        5,037        4,798        4,694
                                              --------     --------     --------     --------
   Total interest income                        13,730       11,975       12,885       14,433
Interest expense                                 6,952        6,338        6,919        7,242
                                              --------     --------     --------     --------
   Net interest margin                           6,778        5,637        5,966        7,191
Provision for estimated credit losses            2,325        1,275        1,225        1,054
                                              --------     --------     --------     --------

   Net interest margin after provision
      for estimated credit losses                4,453        4,362        4,741        6,137
                                              --------     --------     --------     --------
Gain (loss) on sales
      of receivables, net                        2,706        4,087        6,386        5,954
Servicing fees, net                              4,953        5,469        5,601        5,693
Late charges and other fees                      1,206        1,173        1,442        1,528
                                              --------     --------     --------     --------
   Other revenues                                8,865       10,729       13,429       13,175
                                              --------     --------     --------     --------

Total operating expenses                         9,991       10,309       11,241       11,047
                                              --------     --------     --------     --------
Earnings (loss) before provision
  (benefit) for income taxes                     3,327        4,782        6,929        8,265
Provision (benefit) for income taxes             1,270        1,859        2,665        3,185
                                              --------     --------     --------     --------

   Net earnings (loss)                        $  2,057     $  2,923     $  4,264     $  5,080
                                              ========     ========     ========     ========


                                                  Selected Quarterly Financial Information
                                                For Quarters in the Fiscal Year Ended June 30,
                                             ------------------------------------------------
                                                                    1998
                                             -------------------------------------------------
                                                First       Second        Third        Fourth
                                              --------     --------     --------     --------
                                                            (Dollars in thousands)
Interest on receivables held for sale         $  6,627      $  6,473      $  7,133     $  7,638

Retained interest and other                      3,113         3,191         3,230        3,388
                                              --------      --------      --------     --------
   Total interest income                         9,740         9,664        10,363       11,026
Interest expense                                 6,053         6,167         6,990        6,897
                                              --------      --------      --------     --------
   Net interest margin                           3,687         3,497         3,373        4,129
Provision for estimated credit losses            1,505         1,770         1,900        2,875
                                              --------      --------      --------     --------

   Net interest margin after provision
      for estimated credit losses                2,182         1,727         1,473        1,254
                                              --------      --------      --------     --------
Gain (loss) on sales
      of receivables, net                      (10,847)        2,020         3,113       (6,212)
Servicing fees, net                              4,745         4,803         4,742        4,781
Late charges and other fees                      1,020           985         1,065        1,017
                                              --------      --------      --------     --------
   Other revenues                               (5,082)        7,808         8,920         (414)
                                              --------      --------      --------     --------

Total operating expenses                         8,623         9,036         8,822        9,065
                                              --------      --------      --------     --------
Earnings (loss) before provision
  (benefit) for income taxes                   (11,523)          499         1,571       (8,225)
Provision (benefit) for income taxes            (4,656)         (711)          654       (3,143)
                                              --------      --------      --------     --------

   Net earnings (loss)                        $ (6,867)     $  1,210      $    917     $ (5,082)
                                              ========      ========      ========     ========

Years Ended June 30, 1999 and 1998

         Net earnings (loss) increased to $14.3 million, or $1.08 per share, for the year ended June 30, 1999, compared to a loss of $9.8 million, or $0.74 per share, for the year ended June 30, 1998. The increase in net earnings is primarily a result of higher gains recognized on the fiscal 1999 Securitization transactions of $31.0 million pre-tax ($19.2 million net of tax) compared to the fiscal 1998 Securitization transactions of $19.6 million pre-tax ($12.0 million net of tax). Gains on the Securitizations were offset by charges taken for pool by pool impairments of the Retained Interest asset of $11.9 million pre-tax ($7.4 million net of tax) and $23.6 million pre-tax ($14.2 million net of tax) for the years ended June 30, 1999 and 1998, respectively.

         Net interest margin after provision for estimated credit losses increased 196.8% to $19.7 million for the year ended June 30, 1999, compared to $6.6 million for fiscal 1998. The increase in the net interest margin after provision for estimated credit losses as compared to the prior year is primarily a result of an increase in retained interest and other interest income.

         Interest on receivables held for sale increased 18.5% to $33.0 million for the year ended June 30, 1999, compared to $27.9 million for the year ended June 30, 1998. The increase in interest on receivables held for sale resulted from an increase in the average outstanding balance of receivables held for sale to $236.3 million for the year ended June 30, 1999, from $206.2 million for fiscal 1998, which was a result of increased receivable acquisitions. Interest earned on the Tier II portfolio was approximately $795,000 for fiscal 1999 compared to approximately $5.2 million in fiscal 1998.

         Retained interest and other interest income increased 54.8% to $20.0 million for the year ended June 30, 1999, compared to $12.9 million for the year ended June 30, 1998. The increase in retained interest and other interest income relates primarily to the implementation of the "cash out" method of valuing
Retained Interest at June 30, 1998, which increased the initial discount recorded from the sale of receivables resulting in a subsequent increase in discount accretion, but was offset by lower collection and spread account interest. Retained interest and other interest income related to discount accretion was $18.7 million and $7.3 million for the years ended June 30, 1999 and 1998, respectively. Retained interest and other interest income related to restricted cash accounts (collection and spread accounts) was $1.3 million for the year ended June 30, 1999, compared to $5.6 million for the year ended June 30, 1998. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and servicer. Spread Account balances represent credit enhancement on the securitized pools; the Spread Account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements.

         Interest expense increased 5.2% to $27.5 million for the year ended June 30, 1999, from $26.1 million for the year ended June 30, 1998. The increase primarily related to higher average borrowing needs due to higher receivable acquisitions for the year ended June 30, 1999 compared to 1998, but was offset by lower interest on long-term debt as a result of a principal payment in August 1998. Interest expense related to long-term debt was $17.8 million and $19.5 million for the years ended June 30, 1999 and 1998, respectively. The average outstanding warehouse borrowings (excluding the prefunded amount) was $170.4 million for the year ended June 30, 1999, compared to $111.2 million for the year ended June 30, 1998. The average cost of funds on the combined long-term debt and warehouse borrowings (excluding the prefunded amount), net of income earned, decreased to 7.39% for the year ended June 30, 1999, from 7.86% for the year ended June 30, 1998. The weighted average cost of funds on the Warehouse Credit Facility, including the prefunded amount, net of income earned, was 5.09% and 5.88% for the years ended June 30, 1999 and 1998, respectively. Interest rates on the Credit Facility are variable in nature and are affected by changes in market rates of interest.

         Provision for estimated credit losses decreased to $5.9 million for the year ended June 30, 1999, compared to $8.1 million for the year ended June 30, 1998. The decrease is primarily related to improvement in the quality of the held for sale portfolio and a decrease in the amount of modified receivables.

         Gain (Loss) on Sales of  Receivables,  net and interest rate risk. Gain
(Loss) on Sales of Receivables continues to be a significant element of the Company's net earnings. The Gain (Loss) on Sales of Receivables is affected by several factors, primarily the amount of receivables securitized, the net spread and the level of estimated credit losses. During the fourth quarter of fiscal 1999, the Company refined its methodology of determining discount rates used to calculate the gain on sales of receivables and value Retained Interest. See - "Financial Condition - Retained Interest in Securitized Assets below". This change had the effect of reducing gain on sale of receivables by $3.1 million, pretax ($1.9 million net of taxes) or $0.15 per share. Gain on sales of receivables totaled $19.1 million for the year ended June 30, 1999, compared to a loss of $11.9 million for the year ended June 30, 1998. The increase in Gain
(Loss) on Sales of Receivables is primarily a result of higher gains recognized on fiscal 1999 securitization transactions compared to fiscal 1998. The gain for the year ended June 30, 1999 and 1998, consisted of gains on new securitization transactions of $31.0 million and $19.6 million, offset by charges for other than temporary impairments of Retained Interest of $11.9 million and $23.6 million, respectively. The net gain for the year ended June 30, 1999, was also higher than the prior year due to a $7.9 million charge in fiscal 1998 related to the implementation of the "cash out" method of valuing Retained Interest. The increase in the Gain (Loss) on Sales of Receivables is also attributed to a 35.9% increase in the volume of receivables securitized to $1.3 billion for fiscal 1999 compared to $948.1 million for fiscal 1998. Additionally, the weighted average net spread increased to 5.85% for the year ended June 30, 1999, compared to 5.28% for the year ended June 30, 1998. The weighted average net spread includes four Tier I securitizations for the year ended June 30, 1999, and four Tier I and one Tier II securitizations for the year ended June 3, 1998. As indicated below, credit loss assumptions on the fiscal 1999 securitization transactions were 4.40% on 1998-C and 1998-D and 4.50% on 1999-A and 1999-B compared to 4.00% on the Tier I transactions throughout fiscal 1998. The credit loss assumptions on the fiscal 1999 Securitizations were based on combined securitizations of Tier I, Tier II and modified receivables. The allowance for credit losses was 12.00% for the Tier II fiscal 1998 securitization. Indicated in the table below are the assumptions related to the Tier I quarterly Securitizations for fiscal 1999 and 1998:

                                                         1st Qtr           2nd Qtr            3rd Qtr           4th Qtr
                                                         -------           -------            -------           -------
Fiscal 1999 Securitizations
                                                         1998 - C          1998 - D           1999 - A          1999 - B
Credit loss assumption                                      4.40%              4.40%              4.50%            4.50%
Annual prepayment speed assumption                         25.00%             25.00%             28.00%           28.00%
Discount rate assumption                                    9.58%              9.76%              9.84%           14.28%
Weighted average remaining maturity (in months)             68.8               69.1               71.5             71.7

Fiscal 1998 Securitizations
                                                         1997 - C          1997 - D           1998 - A          1998 - B
Credit loss assumption                                      4.00%              4.00%              4.00%            4.00%
Annual prepayment speed assumption                         28.46%             28.60%             28.04%           25.00%
Discount rate assumption                                   10.96%             10.67%             10.61%           10.46%
Weighted average remaining maturity (in months)             70.7               67.1               70.8             67.5



         The Company adjusts its pricing frequently and employs a hedging strategy to maintain an adequate net spread in the ensuing Securitization, while mitigating the risks of increasing interest rates and the volatility in net spreads. See "Discussion of Forward-Looking Statements."

         Gross and net spreads. Market interest rates were lower in fiscal 1999 as compared to the corresponding periods of fiscal 1998. Gross spread is defined as the difference between the weighted average receivable rate and rate born by the related Asset-backed Securities. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees, and hedging gains or losses. Net spreads increased steadily over the year and reached record amounts in the third and fourth quarter Securitizations of 6.16% and 6.75%, respectively. Net spreads are expected to decline from these record spreads due to increases in treasury rates.

         Management is currently targeting net spreads of 5.50% to 6.00% on Tier I Securitizations (assuming a pricing spread for Asset-backed Securities over the two-year treasury note of 100 basis points). Management believes that by targeting a gross spread of 7.50% to 8.00% between receivable rates and the two-year treasury rate, that these net spreads can be achieved. Although management believes these net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for Asset-backed Securities generally and for securities issued in Securitizations sponsored by the Company. See "Discussion of Forward-Looking Statements."

         Servicing fees, net consists primarily of contractual servicing fees of 1.00% on Tier I Securitizations. Servicing fees, net increased 13.9% to $21.7 million for the year ended June 30, 1999, compared to $19.1 million for the year ended June 30, 1998 as a result of a higher average securitized receivable portfolio. The average securitized receivable portfolio increased 16.9% to $2.1 billion for the year ended June 30, 1999, from $1.8 billion for the year ended June 30, 1998.

         Late charges and other fees increased 30.9% to $5.3 million for the year ended June 30, 1999, from $4.1 million for the year ended June 30, 1998. Other fees consist primarily of late charges and other fee income and the gross profit from the dealership sales. The increase in the current year resulted primarily from the dealership gross profit on sales of $751,000 for fiscal 1999. Additionally, late charges and other fee income increased for the year ended June 30, 1999, compared to 1998. The increase in late charges and other fee income is due to the increase in receivable acquisitions and servicing portfolio over fiscal 1998.

         Salaries and benefits expense increased 21.3% to $23.6 million for the year ended June 30, 1999, from $19.4 million for the year ended June 30, 1998. This increase resulted primarily from an increase in full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1999, were 528 compared to 466 for the year ended June 30, 1998. The Company has experienced growth primarily in accounting, operations and retail operations, and the Company has experienced a decrease in the number of collection employees. The increase in the operations area is in response to a growing servicing portfolio. The increase in retail operations is a result of growing the new car franchised dealership business that was opened in July 1998. The decrease in the collections area resulted from improved collection strategies and internal efficiences. Other increases in salary and benefit expense were due to annual merit increases for the Company's existing employees and performance based annual incentive bonuses.

         Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Other general and administrative expense increased 18.0% to $19.0 million for the year ended June 30, 1999, from $16.1 million for the year ended June 30, 1998. The increase in other general and administrative expenses is partially attributed to the opening of the new car franchised dealership. Additionally, receivable expenses increased as receivable acquisitions were higher in fiscal 1999 compared to fiscal 1998. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio increased to 1.82% from 1.78% for the year ended June 30, 1999 and 1998, respectively.

Years Ended June 30, 1998 and 1997

         Net earnings (loss) decreased to ($9.8) million or ($0.74) per share for the year ended June 30, 1998, compared to $5.9 million or $.45 per share for the year ended June 30, 1997. The decrease in net earnings is primarily a result of lower gains recognized on the fiscal 1998 securitization transactions of $19.6 million pre-tax ($12.0 million net of tax) compared to the fiscal 1997 securitization transactions of $32.1 million pre-tax ($19.1 million net of tax). Gains on the Securitizations were offset by charges taken for pool by pool impairments of the Retained Interest asset of $23.6 million pre-tax ($14.2 million net of tax) and $31.2 million pre-tax ($18.5 million net of tax) for the years ended June 30, 1998 and 1997, respectively. Net earnings also decreased due to the implementation of valuing Retained Interest on a "cash out" rather than "cash in" basis effectively reducing after-tax net earnings by $4.9 million. Exclusive of the after-tax other than temporary Retained Interest impairment charges (and the after-tax "cash out" charge for fiscal 1998), net earnings would have been $9.3 million or $0.70 per share for fiscal 1998 compared to $24.4 million and $1.85 per share for fiscal 1997.

         The "cash out" method estimates Retained Interest by discounting the expected excess cash flows from the time they are projected to be released from the Spread Account using a discount rate which the Company believes is commensurate with the risks involved. Historically the Company has estimated Retained Interest, recognized as a component of the gain on sale, and its subsequent fair value by discounting the projected Future Servicing Cash Flows from the time they are received by the respective trust, the "cash in" method. Use of the "cash out" method resulted in a larger discount of estimated Retained Interest due to the timing of the expected excess cash flows released from the Spread Account. Additionally, interest income earned on the Spread Accounts became a component of the expected excess cash flows and beginning in the fourth quarter of fiscal 1998, are no longer recognized as interest income. Offsetting the lower gain on sales and the reduction of interest earned was an increase in the accretion of discounted Retained Interest.

         Net interest margin after provision for estimated credit losses decreased 64.8% to $6.6 million for the year ended June 30, 1998, compared to $18.8 million for fiscal 1997. The decreased interest margin after provision for credit losses as compared to prior year is a result of a combination of factors but is primarily due to a decrease in the average receivables held for sale balance and an increase in the provision for estimated credit losses.

         Interest on receivables held for sale decreased 17.8% to $27.9 million for the year ended June 30, 1998, compared to $33.9 million for year ended June 30, 1997. The decrease in interest on receivables held for sale resulted from a decrease in the average outstanding balance of receivables held for sale to $206.2 million for the year ended June 30, 1998, from $228.3 million for fiscal 1997, which was a result of decreased receivable acquisitions during the first three quarters of fiscal 1998. Interest earned during fiscal 1999 on the Tier II and marine portfolios was approximately $5.2 million and $801,000, respectively.

         Retained interest and other interest income decreased 12.8% to $12.9 million for the year ended June 30, 1998, compared to $14.8 million for the year ended June 30, 1997. Retained interest and other interest income is composed of interest on restricted cash accounts (collection and spread), accretion of discount and rebates received in excess of original estimate for fiscal 1997. The decrease is partially due to the reclassification of collection account interest. As a result of the implementation of SFAS 125, the Company established a Servicing Asset related to all securitization transactions after UACSC 1996-D. The Servicing Asset related to fiscal 1998 Securitizations totaled $2.3 million compared to $1.5 million for fiscal 1997 Securitizations. Such amounts equal the discounted projected cash flow of the interest earned on the collection account and are deemed to be additional servicing compensation. Such amounts were recognized as a component of the gain on sale with the discount being accretive into income in future periods. Establishment of the Servicing Asset had the effect of reducing other interest income by $1.1 million and $153,000 for the years ended June 30, 1998 and 1997, respectively. The decrease related to the establishment of the Servicing Asset was partially offset by higher average balances on the cash collection and Spread Accounts. The average balance of these accounts was $139.2 million in fiscal 1998, compared to $127.4 million in fiscal 1997. The increased restricted cash balances result from the increased size of the securitized servicing portfolio. Average securitized receivable balances were $1,793.3 million during fiscal 1998, compared to $1,445.4 million in fiscal 1997. The decrease in retained interest and other interest income is also a result of the reclassification of rebates received in excess of original estimate. During fiscal 1998, rebates received in excess of original estimate, inherent in the gain calculation, were recorded as a reduction of Retained Interest, but were recorded as other interest income in fiscal 1997 and totaled $2.3 million. The change in recording excess rebates was made during the third quarter of fiscal 1997. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and servicer. Spread Account balances represent credit enhancement on the securitized pools; the Spread Account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements.

         Interest expense increased 1.6% to $26.1 million for the year ended June 30, 1998, from $25.7 million for the year ended June 30, 1997. The increase relates to the issuance of $65.0 million in Senior Notes during March 1997 resulting in higher long-term debt expense for all four quarters of fiscal 1998, but only the fourth quarter of fiscal 1997. Interest expense related to long-term debt was $19.5 million and $15.7 million for the years ended June 30, 1998 and 1997, respectively. The increase in interest expense related to long-term debt was offset by a decrease in the average warehouse borrowing needs for fiscal 1998 compared to fiscal 1997. The average outstanding borrowings were $111.2 million for the year ended June 30, 1998, compared to $174.2 million for the year ended June 30, 1997. The average cost of funds on the combined long-term debt and warehouse borrowings increased to 7.86% for the year ended June 30, 1998, from 7.39% for the year ended June 30, 1997. Interest rates on the Credit Facilities are variable in nature and are affected by changes in market rates of interest.

         Provision for estimated credit losses increased to $8.1 million for the year ended June 30, 1998, compared to $4.2 million for the year ended June 30, 1997. Increased provisions were made in response to increased losses and delinquency trends being experienced by the Company during the latter part of fiscal 1997 and the first quarter of fiscal 1998 and the consumer finance industry in general. The increase in the provision was also related to a higher balance of modified receivables at June 30, 1998, compared to June 30, 1997, that were not eligible for Securitization until the fourth quarter of fiscal 1998.

         Gain (Loss) on Sales of  Receivables,  net and interest rate risk. Gain
(Loss) on Sales of Receivables continues to be a significant element of the Company's net earnings. The Gain (Loss) on Sales of Receivables is affected by several factors, primarily the amount of receivables securitized, the net spread and the level of estimated credit losses. Historically, the Company has estimated the Future Servicing Cash Flows recognized as a component of the gain on sale by discounting the projected Future Servicing Cash Flows from the time they are received by the respective trust. However, management implemented the "cash out" method during the fourth quarter of fiscal 1998 which discounts the expected Future Servicing Cash Flows from the time they are released from the Spread Account to the Company. Loss on sales of receivables totaled $11.9 million for the year ended June 30, 1998, compared to a gain of $963,000 for the year ended June 30, 1997. The decrease in Gain (Loss) on Sales of Receivables is primarily a result of lower gains recognized on fiscal 1998 securitization transactions compared to fiscal 1997. The gain for the years ended June 30, 1998 and 1997, consisted of gains on new securitization transactions of $19.6 million and $32.1 million, (including $2.3 million and $1.5 million of Servicing Asset income), offset by charges for other than temporary impairments of Retained Interest of $23.6 million and $31.2 million, respectively. The net gain for the year ended June 30, 1998, was also lower than prior year due to a $7.9 million charge related to the implementation of the "cash out" method of valuing Retained Interest. The decrease in the Gain (Loss) on Sales of Receivables is also attributed to a 21.9% decrease in the volume of receivables securitized to $948.1 million for fiscal 1998, compared to $1,214.3 million for fiscal 1997. Additionally, the weighted average net spread decreased to 5.28% for the year ended June 30, 1998, compared to 5.36% for the year ended June 30, 1997. Credit loss assumptions on the Tier I transactions were 4.00% throughout fiscal 1998 compared to 3.25% throughout most of fiscal 1997. The allowance for credit losses was 12.00% for the Tier II fiscal 1998 Securitization compared to 10.00% for the two previous Securitizations.

         Gross and net spreads. Market interest rates were lower in fiscal 1998 as compared to the corresponding periods of fiscal 1997. Net spreads peaked in the third quarter of fiscal 1997 at 5.43% and fluctuated over the succeeding five quarters between 5.06% and 5.38%.

         Servicing fees, net is comprised of fees earned by the Company as Servicer of the securitized receivable portfolio (typically 1.00% per annum). Servicing fees, net increased 12.7% to $19.1 million for the year ended June 30, 1998, compared to $16.9 million for the year ended June 30, 1997. The average securitized receivable portfolio increased 24.1% to $1.8 billion for the year ended June 30, 1998, from $1.4 billion for the year ended June 30, 1997.

         Late charges and other fees increased 7.0% to $4.1 million for the year ended June 30, 1998, from $3.8 million for the year ended June 30, 1997. The increase in fiscal 1998 resulted primarily from increases in late charge fee income to $3.3 million from $2.6 million in the prior year but was offset by a decrease in other fees. The increase in late charge fee income is primarily due to the increase in the servicing portfolio as well as higher delinquencies experienced during fiscal 1998 compared to fiscal 1997.

         Salaries and benefits expense increased 24.0% to $19.4 million for the year ended June 30, 1998, from $15.7 million for the year ended June 30, 1997. This increase resulted primarily from an increase in FTE's. Average FTE's for the year ended June 30, 1998, were 466 compared to 368 for the year ended June 30, 1997. The Company experienced growth in collections, human resources and training, operations, systems and retail operations. The increases in the collections and operations areas were in response to an increase in the servicing portfolio and an increase in delinquencies during fiscal 1998. Increases in human resources and training resulted from a focus on providing better training to employees. The systems area increased because of a Company commitment to improve internal analysis and reporting of corporate financial, origination and collection data that is now being used to improve operations and lead to a stronger more profitable portfolio. The increase in the number of reconditioning and remarketing operations employees was due to the opening of a new automotive dealership in July 1998 to facilitate remarketing of repossessed vehicles. Increases in salary and benefit expense were also due to annual merit increases for the Company's existing employees.

         Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Other general and administrative expense increased 8.7% to $16.1 million for the year ended June 30, 1998, from $14.8 million for the year ended June 30, 1997. The increase in other general and administrative expense was primarily attributed to an increase in consulting and professional fees for the Activity Based Management ("ABM") consulting project that began in July 1997 and the non-recurring fees related to the change in commercial domicile for five of the Company's subsidiaries. ABM is used as a tool to better manage the Company's business and to improve the pricing of products and overall operating efficiency. The change in commercial domicile provided a one-time income tax benefit of $860,000 in the second quarter of fiscal 1998 which was recorded as a component of income tax expense.


Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount, allowance for estimated net credit losses, receivables in process, and prepaid Dealer Premiums. Receivables, net increased to $267.3 million at June 30, 1999, from $118.3 million at June 30, 1998. This increase was primarily due to the timing of the fiscal 1999 fourth quarter Securitization in May compared to the fiscal 1998 fourth quarter Securitization in June. The timing difference resulted in more receivables on balance sheet at June 30, 1999 compared to June 30, 1998. The increase was offset by the Securitization of all eligible Tier II receivables and approximately $11.0 million of modified receivables. Allowance for credit losses on receivables held for sale was $2.8 million at June 30, 1999, compared to $1.9 million at June 30, 1998. The Company serviced $2.3 billion and $1.9 billion in securitized receivables, and the total servicing portfolio was $2.5 billion and $2.0 billion as of June 30, 1999 and 1998, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $19.3 million to $190.9 million at June 30, 1999, from $171.6 million at June 30, 1998. The Retained Interest balance increased or decreased by amounts capitalized upon consummation of the Tier I Securitizations including estimated Dealer Premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

         The following table illustrates the components of the increase in Retained Interest:

Amounts capitalized (including estimated dealer rebates)      $     80,518
Collections                                                        (57,712)
Accretion of discount                                               18,700
Change in spread accounts                                            1,644
Impairment                                                         (11,917)
Net change in unrealized gain                                      (11,961)
                                                              ------------
  Increase in Retained Interest                               $     19,272
                                                              ============



         Beginning in the fourth quarter of fiscal 1999, the Company began using tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. This change in estimate had the effect of reducing Retained Interest by $11.8 million at June 30, 1999. Allowance for estimated credit losses on securitized receivables is included as a component of Retained Interest. At June 30, 1999, the allowances related to both Tier I and Tier II securitized receivables totaled $104.4 million, or 4.63% of the total securitized receivable portfolio, compared to $90.2 million, or 4.67%, at June 30, 1998. The Company's assumptions for valuing Retained Interest on a "cash out" basis at June 30, 1999, include the Company's latest estimates for net credit losses of 4.00% to 6.39% on Tier I receivables and 12.00% to 14.72% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 22.10% to 28.00% on Tier I receivables and 17.06% to 20.49% on Tier II receivables and discount rates ranging from 8.06% to 14.49% on Tier I receivables and 12.09% to 15.43% on Tier II receivables. The weighted average discount rate used to value Retained Interest at June 30, 1999 and 1998 was 12.83% and 9.33%, respectively. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate basis (pool by pool) in accordance with SFAS 115. See - "Note 1 of the Consolidated Financial Statements."

         Amounts due under credit facility and long-term debt. Beginning in August 1995, after the Spin-off from its parent, the revolving Credit Facilities and Senior Notes constituted the Company's primary funding sources. The Company issued in a private placement $46.0 million in Senior Subordinated Notes in April 1996 and $65.0 million in Senior Notes in March 1997. The balance of the Credit Facility and the Senior and Senior Subordinated Notes was $384.5 million at June 30, 1999, compared to $294.1 million at June 30, 1998. The increase in borrowings was primarily related to the timing of the Securitization in the fourth quarter of fiscal 1999 but was offset by a required principal payment on the Company's Senior Note in August 1998 of $22.0 million. The June 1999 quarter Securitization was effected during the second month of the quarter while the fiscal 1998 fourth quarter Securitization was effected during the third month of the quarter. The timing difference resulted in the Company borrowing a greater amount in respect of receivable acquisitions for more days after the closing of the securitization transaction in the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998.

         Current and deferred income taxes payable. The current and deferred income taxes payable totaled $16.0 million at June 30, 1999, compared to $9.6 million at June 30, 1998. The increase is a result of current year net earnings compared to a prior year net loss and as a result of the deferral of a portion of the gain on sale of receivables for the Securitizations effected during fiscal 1999 in excess of previously deferred income recognized currently for tax purposes.

Liquidity and Capital Resources

         Sources and uses of cash in operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include: (i) acquisitions and financing of receivables; (ii) payment of Dealer Premiums; (iii) securitization costs including cash held in Spread Accounts and similar cash collateral accounts under the Credit Facility; (iv) servicer advances of payments on securitized receivables pursuant to securitization trusts; (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge; (vi) operating expenses; (vii) payment of income taxes; and (viii) interest expense. The Company's sources of cash from operations include: (i) standard servicing fees; generally 1.00% per annum of the Tier I securitized portfolio; (ii) Future Servicing Cash Flows; (iii) Dealer Premium rebates; (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge; (v) interest income; (vi) sales of receivables in securitization transactions; and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash from operating activities decreased to ($212.1) million for the year ended June 30, 1999, from net cash from operating activities of ($37.6) million for the year ended June 30, 1998. The decrease was primarily attributable to a decrease in receivables securitized relative to receivables acquired and a decrease in proceeds from the sale of interest-only strips. Proceeds from the sale of interest-only strips generated $2.8 million in cash for the year ended June 30, 1999, compared to $13.9 million for the year ended June 30, 1998. In structuring a securitization, the Company considers many factors in order to achieve the most cost effective structure which provides the largest proceeds. Given the asset-backed market, the available net spread in the fiscal 1999 securitizations, and the Company's cash position, the Company chose to sell fewer interest only securities than in the prior year. The decrease was also a result of gain on sale of receivables of $39.2 million for the year ended June 30, 1999, compared to $19.3 million for 1998, respectively. Net cash from investing activities was $54.3 million and $25.8 million for the years ended June 30, 1999 and 1998, respectively. The increase over prior year relates to higher collection on Retained Interest due to lower net credit losses offset by an increase in the purchase of property for the new car franchised dealership.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on changes in interest rates. During fiscal 1999, derivative financial instrument transactions have required a net use of cash of $3.2 million compared to $2.7 million used during fiscal 1998.

         Financing activities. Net cash from financing activities for fiscal 1999 was $90.3 million compared to $28.7 million in the prior year. The increase was a result of an increase in warehouse borrowings at June 30, 1999, relative to the balance at June 30, 1998, offset by a required principal payment of long-term debt of $22.0 million in August 1998. The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt, and the Credit Facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit which will be available for future use as management deems appropriate. Such facility has a capacity of $250.0 million, all of which is currently available. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitization transaction with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the Credit Facility to fund ongoing receivable acquisitions (not including Dealer Premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization transaction costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facility. The Company consistently assesses it's long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs. In anticipation of some volatility in the asset-backed and swap markets during the final calendar quarter of 1999 the Company is currently exploring its options for funding during that period. The Company has several options for funding in the last calendar quarter including, but not limited to, a public asset backed securitization, a sale into the recently closed commercial paper facility, a private sale, or temporarily holding the receivables. The Company will continue to evaluate market conditions and available liquidity throughout the quarter. If the Company's cash position and available short-term funding is sufficient, there is a possibility that the Company may not securitize during the final quarter of calendar 1999.

         Warehouse facility. The Company has borrowing arrangements with an independent financial institution for a $500.0 million Credit Facility that is insured by a surety bond provider to fund receivable acquisitions. The Credit Facility provides funding for receivable acquisitions at a purchase price of up to 100% of the outstanding principal balance of eligible receivables at the time of purchase and the advance rate may be adjusted based on an actual net yield percentage that is measured monthly on all receivables in the Warehouse. In connection with the annual renewal of the Credit Facility in September 1999, the facility size was increased from $450.0 million to $500.0 million. At June 30, 1999 and 1998, $185.5 million and $73.1 million was utilized, and an additional $67.2 million and $4.7 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. According to the credit agreement, modified receivables can not be pledged as collateral, thus, they are not considered eligible receivables that can be borrowed against.

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

         Based on current cash flow projections, management believes that the Company's existing capital resources, the Credit Facility described above, future earnings, expected growth in receivable acquisitions, and periodic Securitization of receivables should provide the necessary capital and liquidity for its operations through at least the next twelve months. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in Securitizations or other financing transactions and other factors affecting the net cash provided by Securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A
Common Stock or preferred stock, would dilute the interests of current shareholders.

Discussion of Forward-Looking Statements

         The above discussions contain forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, receivable origination volume, target spreads, changes in competitive environment and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Among these factors are the following:

         Capital requirements and availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in Securitizations or other financing transactions and the other factors that affect the net cash provided by Securitizations (at closing and over time) as well as the percentage of principal amount of receivables acquired for which the Company can obtain Warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic Securitizations of its receivable portfolio and the terms of such Securitizations which are dependent on market factors generally, changes in interest rates, demand for Asset-backed Securities and the asset-backed securities offered in the Company's Securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its Senior and Senior Subordinated Notes and Warehouse Facility and/or its ability to obtain funding to replace and/or supplement such facility should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's operations may be adversely affected, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the Credit Facility.

         Receivable acquisition volume, spread and growth. Many factors affect the Company's receivable acquisition volume and spread, which have significant impact on the Company's net earnings. Volume is affected by overall demand for new and used automobiles in the economy generally, the willingness of automobile dealers to forward prospective customers' applications to the Company, as well as the number of qualified customers whose credit is approved and whose receivables are ultimately acquired by the Company. Competition can impact significantly both acquisition volume and the interest rate at which receivables are originated. Generally, competition in the Company's business is intense. The Buy Rate offered by the Company is a significant competitive factor. A competitor offering a lower Buy Rate may be more likely to acquire a receivable. The continued growth of the Company's servicing portfolio will depend significantly on the receptivity to the Company's program of new dealers in existing geographic markets as well as new markets and the continued stability of the Company's relationships with its existing dealer network.

         Interest rate risk. The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. Prior to March 1999, as a part of the hedging strategy, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. At such time as a securitization was committed, the hedge was covered by the purchase of a like volume of U.S. Treasury Notes. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time a securitization is committed, the interest rate swaps are terminated. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as reflected by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (Loss) on Sales of Receivables.

         Receivable losses and prepayment rates. The Company bears the primary risk of loss due to defaults in its servicing portfolio. Default and credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The Gain on Sales of Receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future net credit losses and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual credit losses and prepayments on past Securitizations. The Company's results of operations could be adversely affected if default or prepayment rates on securitized receivables substantially exceed the estimated levels. In addition, declines in demand for used cars in the economy generally can adversely affect the amounts the Company is able to recover upon liquidation of repossessed vehicles securing defaulted receivables.

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

Impact of Current Accounting Pronouncements

         In June 1998, Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for fiscal years beginning after June 15, 2000, as amended, with earlier application allowed. Management is currently assessing the impact of this Statement on the financial condition of operations of the Company upon adoption.

Year 2000 Compliance

         During the year ended June 30, 1997, the Company began a risk evaluation of potential Year 2000 issues. The outcome of this evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. The purpose of this committee is to assess all risks, analyze current systems including information technology ("IT") and non-IT systems, coordinate upgrades and replacements, and report the current and projected status of all known Year 2000 compliance issues.

         During the assessment phase, over thirty service bureaus and system vendors which include third parties which the Company has a material relationship were identified that performed or supplied potential Year 2000 compliance issues. The list included eight service bureaus, seven software vendors, seven hardware vendors, one electric company, six maintenance and supplies companies and four telecommunications companies. Once the systems were identified, an immediate correspondence was established for the purpose of educating the Company on known Year 2000 issues or Year 2000 compliance certification.

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

         At this time, all known mission critical systems have been either replaced or upgraded with Year 2000 compliant solutions. The last of these upgrades was performed in March 1999, as scheduled. The Company has been re-testing all systems and plans on completing these tests by September 30, 1999. Beginning October 1, 1999, the Company will be entering a "quiet period" on in-house development and implementations that will last through December 31, 1999. The purpose of the "quiet period" is to eliminate any new Year 2000 issues by blocking any new software or hardware installations or upgrades except as may be necessary to correct a Year 2000 problem.

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

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk



         The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past Securitizations. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million Securitization, the gain on sale would result in a reduction or an increase of the Gain (Loss) on Sales of Receivables by approximately $3.0 million pre-tax, before consideration of any discounting. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $23.0 million, before consideration of any discounting, based on a securitized receivable portfolio of $2.3 billion at June 30, 1999. The forgoing examples are developed utilizing the cash flow model employed by management to calculate the fair market value of Retained Interest by changing the credit loss assumption as described. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplementary Data -Notes 1 and 5."

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs derivative financial instruments to mitigate this risk. As a part of the Company's hedging strategy, the Company executed short sales of U.S. Treasury securities having a maturity approximating the average maturity of receivables to be acquired during the relevant period until March 1999. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of the execution of forward interest rate swaps. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss should substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of Gain
(Loss) on Sales of Receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. At June 30, 1999, the Company had an unrealized hedging loss on forward interest rate swaps of $1.1 million based on notional amounts outstanding of $438.0 million. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplementary Data -Notes 2 and 7."

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for current variable rate and long-term fixed rate debt at June 30, 1999:


                                             2000             2001          2002       2003             Total         Fair Value
                                             ----             ----          ----       ----             -----         ----------
                                                                          (Dollars in thousands)

Amounts due under warehouse facility         $185,500        $     -      $     -     $      -      $    185,500    $    185,500
   Weighted average variable rate               5.09%

Long-term debt                               $ 22,000        $22,000      $43,667     $111,333      $    199,000    $    175,620
   Weighted average fixed rate                  8.53%           8.53%        8.14%        8.86%             8.63%

Sensitivity analysis on Retained Interest

At June 30, 1999, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:


Amounts as of June 30, 1999                            Tier I              Tier II               Total
                                                    -----------        --------------         -----------
Fair value of retained interest                     187,546,378            8,683,356          196,229,735

Prepayment speed assumption (annual rate)           22.10-28.00%        17.06%-20.49%

Impact on fair value of 10% adverse change          181,863,917            8,613,093          190,477,010
Impact on fair value of 20% adverse change          176,468,158            8,544,894          185,013,052


Net loss rate assumption (pool life rate)            4.00%-6.39%        12.00%-14.72%


Impact on fair value of 10% adverse change          169,548,822            7,557,304          177,106,127
Impact on fair value of 20% adverse change          151,450,552            6,390,753          157,841,305


Discount rate assumption (annual rate)              8.06%-14.49%        12.09%-15.43%


Impact on fair value of 10% adverse change          183,577,500            8,515,450          192,092,950
Impact on fair value of 20% adverse change          179,778,418            8,351,847          188,130,265


These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. We have made the assumption that any increase in the discount rate would cause a corresponding increase in the interest rate earned on the spread and collection accounts. See - "Discussion of Forward-Looking Statements."

Item 8.           Financial Statements and Supplementary Data

Independent Auditors' Reports

Board of Directors
Union Acceptance Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Union Acceptance Corporation and Subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1999 consolidated financial statements present fairly, in all material respects, the financial position of Union Acceptance Corporation and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
July 29, 1999

The Board of Directors
Union Acceptance Corporation:


We have audited the accompanying consolidated balance sheets of Union Acceptance Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Union Acceptance Corporation and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997.


/s/ KPMG LLP

KPMG LLP
August 27, 1998
Indianapolis, IN

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT JUNE 30,                                                                      1999         1998
(Dollars in thousands, except share data)
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                      $  8,088     $ 75,612
Restricted cash                                                                  12,379       17,823
Receivables held for sale, net                                                  267,316      118,259
Retained interest in securitized assets                                         190,865      171,593
Accrued interest receivable                                                       2,035        1,045
Property, equipment, and leasehold improvements, net                              8,375        7,921
Other assets                                                                     25,868       19,280
                                                                               --------     --------

Total Assets                                                                   $514,926     $411,533
                                                                               ========     ========

Liabilities and Shareholders' Equity

Liabilities
  Amounts due under warehouse facilities                                       $185,500     $ 73,123
  Long-term debt                                                                199,000      221,000
  Accrued interest payable                                                        5,287        6,280
  Amounts due to trusts                                                          13,152       15,510
  Dealer premiums payable                                                         2,564        1,374
  Current and deferred income taxes payable                                      16,022        9,573
  Other payables and accrued expenses                                             3,922        2,200
                                                                               --------     --------

Total Liabilities                                                               425,447      329,060
                                                                               --------     --------

Commitment and Contingencies (Note 11)

Shareholders' Equity
  Preferred stock, without par value, authorized 10,000,000 shares;  none            --           --
    issued and outstanding

  Class A common stock, without par value, authorized 30,000,000 shares;
    5,099,344 and 4,376,446 shares issued and outstanding at June 30, 1999
    and 1998, respectively                                                       58,452       58,360

  Class B common stock, without par value, authorized 20,000,000 shares;
    8,150,266 and 8,855,036 shares issued and outstanding at June 30, 1999
    and 1998, respectively                                                           --           --

Accumulated other comprehensive earnings, net of income taxes                       199        7,609
Retained earnings                                                                30,828       16,504
                                                                               --------     --------

Total Shareholders' Equity                                                       89,479       82,473
                                                                               --------     --------

Total Liabilities and Shareholders' Equity                                     $514,926     $411,533
                                                                               ========     ========



See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE YEARS ENDED JUNE 30,                                         1999            1998              1997
(Dollars in thousands, except share data)
---------------------------------------------------------------------------------------------------------------
Interest on receivables held for sale                           $     33,015     $     27,871      $     33,914
Retained interest and other                                           20,008           12,922            14,810
                                                                ------------     ------------      ------------

  Total interest income                                               53,023           40,793            48,724

Interest expense                                                      27,451           26,107            25,688
                                                                ------------     ------------      ------------

  Net interest margin                                                 25,572           14,686            23,036

Provision for estimated credit losses                                  5,879            8,050             4,188
                                                                ------------     ------------      ------------

  Net interest margin after provision
    for estimated credit losses                                       19,693            6,636            18,848
                                                                ------------     ------------      ------------

Gain (loss) on sales of receivables, net                              19,133          (11,926)              963
Servicing fees, net                                                   21,716           19,071            16,919
Late charges and other fees                                            5,349            4,087             3,820
                                                                ------------     ------------      ------------

  Other revenues                                                      46,198           11,232            21,702
                                                                ------------     ------------      ------------

Salaries and benefits                                                 23,572           19,427            15,673
Other general and administrative expenses                             19,016           16,119            14,829
                                                                ------------     ------------      ------------

  Total operating expenses                                            42,588           35,546            30,502
                                                                ------------     ------------      ------------

Earnings (loss) before provision (benefit) for income taxes           23,303          (17,678)           10,048
Provision (benefit) for income taxes                                   8,979           (7,856)            4,166
                                                                ------------     ------------      ------------

  Net earnings (loss)                                           $     14,324     $     (9,822)     $      5,882
                                                                ============     ============      ============

  Net earnings (loss) per common share
     (basic and diluted)                                        $       1.08     $      (0.74)     $       0.45
                                                                ============     ============      ============

Basic weighted average number of common shares
  outstanding                                                     13,241,593       13,226,651        13,215,112

Diluted weighted average number of common
  shares outstanding                                              13,253,646       13,226,651        13,215,112



See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,                                                  1999             1998             1997
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net earnings (loss)                                                      $    14,324      $    (9,822)     $     5,882
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
      Increase in receivables held for sale, net of liquidations            (1,439,172)        (953,252)      (1,087,065)
      Dealer premiums paid, net on receivables held for sale                   (51,122)         (40,526)         (53,461)
      Proceeds from securitization of receivables held for sale              1,288,071          948,114        1,214,298
      Gain on sales of receivables                                             (39,185)         (19,253)         (46,713)
      Proceeds on sale of interest only strip                                    2,847           13,869           31,773
      Impairment of retained interest in securitized assets                     11,917           23,636           34,828
      Accretion of discount on retained interest in securitized assets         (18,700)          (7,293)          (6,244)
      Provision for estimated credit losses                                      5,879            8,050            4,188
      Amortization and depreciation                                              4,688            4,689            3,979
      Restricted cash                                                            5,444           (1,166)          (1,868)
      Other assets and accrued interest receivable                              (1,983)            (736)          (7,824)
      Amounts due to trusts                                                     (2,358)            (557)           8,136
      Other payables and accrued expenses                                        7,275           (3,383)           5,697
                                                                           -----------      -----------      -----------
            Net cash from operating activities                                (212,075)         (37,630)         105,606
                                                                           -----------      -----------      -----------

Cash flows from investing activities:
  Collections on retained interest in securitized assets
     and change in spread accounts                                              56,068           32,582           20,356
  Capital expenditures                                                          (1,794)          (6,809)            (967)
                                                                           -----------      -----------      -----------
            Net cash from investing activities                                  54,274           25,773           19,389
                                                                           -----------      -----------      -----------

Cash flows from financing activities:
  Principal payment on long-term debt                                          (22,000)              --               --
  Stock options exercised                                                            2               --               --
  Net change in warehouse credit facilities                                    112,377           28,668         (143,301)
  Proceeds from issuance of senior notes                                            --               --           65,000
  Payment of borrowing fees                                                       (102)              --           (1,352)
                                                                           -----------      -----------      -----------
            Net cash from financing activities                                  90,277           28,668          (79,653)
                                                                           -----------      -----------      -----------

Change in cash and cash equivalents                                            (67,524)          16,811           45,342

Cash and cash equivalents, beginning of year                                    75,612           58,801           13,459
                                                                           -----------      -----------      -----------

Cash and cash equivalents, end of year                                     $     8,088      $    75,612      $    58,801
                                                                           ===========      ===========      ===========

Supplemental disclosures of cash flow information:
  Income taxes paid                                                        $     2,661      $        22      $     4,288
  Interest paid                                                            $    28,276      $    24,332      $    25,268



See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(Dollars in thousands, except share data)



                                                     Number of
                                                    Common Stock                        Accumulated
                                                       Shares                              Other                          Total
                                                     Outstanding             Common    Comprehensive    Retained       Shareholders'
                                              Class A          Class B        Stock        Income       Earnings         Equity
                                             -----------     -----------     --------  --------------  ----------     --------------
Balance at June 30, 1996                      4,011,358       9,200,000      $58,180     $     --      $   20,444      $   78,624
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings (loss):
  Net earnings                                       --              --           --           --           5,882           5,882
  Net unrealized gain on retained
    interest in securitized assets                   --              --           --        3,785              --           3,785
  Income taxes related to unrealized
    gain in securitized assets                       --              --           --       (1,533)             --          (1,533)
                                                                                                                       ----------
Total comprehensive earnings (loss)                                                                                         8,134

Grants of common stock                            5,430              --           90           --              --              90
                                              ---------       ---------      -------     --------      ----------      ----------


Balance at June 30, 1997                      4,016,788       9,200,000       58,270        2,252          26,326          86,848
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings (loss):
Net loss                                             --              --           --           --          (9,822)         (9,822)
  Net unrealized gain on retained
     interest in securitized assets                  --              --           --        8,527              --           8,527
  Income taxes related to unrealized
    gain in securitized assets                       --              --           --       (3,170)             --          (3,170)
                                                                                                                       ----------
Total comprehensive earnings (loss)                                                                                        (4,465)

Grants of common stock                           14,694              --           90           --              --              90

Conversion of Class B
  Common Stock into
  Class A Common Stock                          344,964        (344,964)          --           --              --              --
                                              ---------       ---------      -------     --------      ----------      ----------

Balance at June 30, 1998                      4,376,446       8,855,036       58,360        7,609          16,504          82,473
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings (loss):
  Net earnings                                       --              --           --           --          14,324          14,324
  Net unrealized gain (loss) on retained
    interest in securitized assets                   --              --           --      (11,961)             --         (11,961)
  Income taxes related to unrealized
    gain in securitized assets                       --              --           --        4,551              --           4,551
                                                                                                                       ----------
Total comprehensive earnings (loss)                                                                                         6,914

Grants of common stock                           17,778              --           90           --              --              90

Stock options exercised                             350              --            2           --              --               2

Conversion of Class B
  Common Stock into
  Class A Common Stock                          704,770        (704,770)          --           --              --              --
                                              ---------       ---------      -------     --------      ----------      ----------

Balance at June 30, 1999                      5,099,344       8,150,266      $58,452     $    199      $   30,828      $   89,479
                                              =========       =========      =======     ========      ==========      ==========

See accompanying notes to consolidated financial statements.

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business - Union Acceptance Corporation ("UAC") and its subsidiaries (collectively, the "Company") is an Indiana corporation engaged primarily in the business of acquiring, securitizing, and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The Company currently acquires receivables from a network of approximately 4,100 manufacturer-franchised automobile dealerships in 35 states.

         The Company's indirect auto program focuses on acquiring one level of receivable quality. The Company acquires receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. The Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II") until January 1, 1999 when the Company discontinued the acquisition of Tier II receivables. Tier II receivable acquisitions accounted for 0.9% of total receivable acquisitions during fiscal 1999 and 2.1% of the receivable servicing portfolio at June 30, 1999.

         Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of UAC and its wholly-owned subsidiaries, Union Acceptance Funding Corporation, UAC Securitization Corporation, Performance Funding Corporation, Performance Securitization Corporation, UAC Boat Funding Corp., UAC Finance Corporation, Circle City Car Company, and Union Acceptance Receivables Corporation.

         All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with those in the general practice of the consumer finance industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of retained interest in securitized assets, gain (loss) on sales of receivables, and the allowance for credit losses.

         Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

         Restricted Cash - Restricted cash primarily consists of funds held in reserve accounts in compliance with the terms of the Warehouse Facility Agreements and securitization payahead accounts.

         Receivables Held for Sale, Net - All receivables are held for sale and include automobile, light-truck, van, and other receivables including dealer premiums. Such receivables are packaged and sold through asset-backed securitization transactions and are carried at their principal amount outstanding plus dealer premiums (amortized cost) which approximates the lower of cost or market, net of unearned discount and the allowance for credit losses. Interest on these receivables is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization.
The Company accrues interest on receivables until the earlier of an account being charged-off or becoming 120 days delinquent.

         Receivables held for sale, net includes dealer premiums which are incentives paid to dealers in connection with the acquisition of receivables. Dealer premiums are deferred and charged to gain on sale of receivables, net at the time of sale. A portion of the dealer premiums are refundable by the dealer to the Company in the event of receivable prepayment or default.

         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS 125). The adoption of SFAS 125 had the effect of reducing fiscal 1997 net earnings by $1,311,000 or $0.10 per share and increasing total shareholders' equity by $941,000.

         Accrued Interest Receivable - Accrued interest receivable represents interest earned but not collected on receivables held for sale.

         Property, Equipment, and Leasehold Improvements, Net - Property, equipment, and leasehold improvements are recorded at cost. Depreciation is determined on accelerated methods over the estimated useful lives of the respective assets.

         Retained Interest in Securitized Assets and Gain on Sale of Receivables
- The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in the form of a specific cash account ("Spread Account") held by the Trust. The Spread Account is required by the applicable servicing agreement to be maintained at specified levels.

         At the closing of each securitization, the Company allocates its basis in the receivables between the portion of the receivables sold through the certificates and the portion of the receivables retained from the securitizations ("Retained Interest" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest and Servicing Assets. Retained Interest consists of the discounted cash flows to be received by the Company. Servicing Assets represent the present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, and hedging gains and losses, equals the net gain on sale of receivables recorded by the Company.

         The Company receives periodic base servicing fees for the servicing and collection of the receivables. The Company is entitled to the cash flows from the Retained Interest that represent collections on the receivables in excess of the amounts required to pay the principal and interest on the securities issued in the securitization, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the receivables are allocated first to the base servicing fees, then to the security holders for interest at the pass-through rate on the securities plus principal as defined in the applicable servicing agreement, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company with such amounts included as a component of the Retained Interest. Once the required Spread Account level is achieved, the excess is released from the Trust to the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the applicable servicing agreement. The specified credit enhancement levels are defined in the applicable servicing agreement as the Spread Account balance expressed generally as a percentage of the current collateral principal balance.

         The average of the annual percentage rates paid on the receivables exceeds the interest rates on the securities issued in the securitization. Accordingly, the Retained Interest described above is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future rates of net credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 17.06% to 28.00% at June 30, 1999. The Company estimates net credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The
Company used net credit losses of 4.00% to 6.39% for Tier I receivables and 12.00% to 14.72% for Tier II receivables as a percentage of the original principal balance over the life of the receivables to value Retained Interest at June 30, 1999.

         The Company records unrealized gains or losses attributable to the change in the fair value of the Retained Interest in each securitization, which are recorded as "available-for-sale" securities, net of related income taxes, until realized. The unrealized gains or losses are recorded as "Accumulated other comprehensive income", in shareholders' equity. The Company is not aware of an active market for the purchase or sale of Retained Interest, and accordingly, the Company determines the estimated fair value of the Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. Beginning in the fourth quarter of fiscal

1999, tiered discount rates were used based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilized discount rates ranging from 8.06% to 15.43% on the estimated cash flows released from the Spread Account to value the Retained Interest at June 30, 1999. The weighted average discount rate used to value Retained Interest at June 30, 1999 and 1998 was 12.83% and 9.33% respectively.

         An other than temporary impairment adjustment to the carrying value of the Retained Interest may be required if the present value of an individual Retained Interest (the pool by pool method), discounted at a risk free rate, is less than its carrying value. In addition, management evaluates and adjusts accordingly, if determined necessary, Retained Interest using a pool by pool method by reviewing current economic trends and trends in the assumptions to determine if the Retained Interest is other than temporarily impaired. Other than temporary impairment adjustments are recorded as a component of gain on sales of receivables, net.

         Servicing Assets - The Company receives periodic base servicing fees for the servicing and collection of the receivables which is considered to be adequate servicer compensation. Servicing Assets are the Company's present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. The Company has recorded Servicing Assets at the time of the sale of receivables and has allocated the total cost of the receivables to the Servicing Asset retained and the receivables sold based on their relative fair values. Servicing assets are recognized as a component of gain on sale of receivables, net. Accretion of related discount to present value is recognized as a component of interest income.

         Servicing Assets are carried at the lower of cost or market and are included in other assets. Impairment is measured using relative fair value of the individual Servicing Assets and recognized through a valuation allowance.

         Servicing Fees, Net - Servicing fees, net include the contractual fee, typically one percent of receivables serviced, earned from each trust.

         Common Stock - In election of directors, the holders of Class B Common Stock are entitled to five votes per share, and Class A Common Stock are entitled to one vote per share. On all matters other than the election of directors, holders of Class B and A have one vote per share and vote as a single class.

         The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 704,770, 344,964 and 0 shares of Class B Common Stock were converted to shares of Class A Common Stock during fiscal 1999, 1998 and 1997, respectively.

         Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Amounts Due to Trusts - Amounts due to trusts represent monies collected but not paid to the trustee for principal and interest remittances as well as recovery payments in respect of securitized receivables. All amounts collected by the Company are remitted to the trustee within two business days, and subsequently distributed by the trustee to the investors, servicer, and credit enhancers on a monthly basis.

         Derivative Financial Instruments - The Company uses derivative financial instruments as a means of managing the interest rate exposure of its fixed-rate receivables held for sale and forecasted receivable production through the estimated date of sale of such receivables in a securitization and does not use them for trading purposes. Historically, securitizations have occurred approximately every three months. The derivative financial instruments are accounted for under the accrual method. Under this method the differential to be paid or received on instruments is recognized over the life of the agreements in interest income. Changes in fair value of the interest rate swaps accounted for under the accrual method are not reflected in the accompanying financial statements. Prior to March 1999, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization was committed, the hedge would be covered by the purchase of a like volume of U.S. Treasury Notes. Beginning in March 1999, the Company began using a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization is committed, the interest rate swaps are terminated. Gains or losses on the terminated interest rate swaps are included in income at the time the designated receivables are sold and as such are included in the determination of the gain on sales of receivables. To qualify for such accounting, the interest rate swaps are designated to the receivables and alter the receivables' interest rate characteristics.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133 and is therefore unable to disclose the impact that adopting the statement will have on its financial position and results of operations when such statement is adopted.

         Earnings Per Share - Basic earnings per share for fiscal 1999, 1998, and 1997 have been computed on the basis of the weighted average number of common shares outstanding. The effect of stock options not exercised during the twelve months ended June 30, 1999 are dilutive although the effect on earnings per share is less than $.01. The effect of stock options not exercised during the 1998 and 1997 periods presented are anti-dilutive and therefore were not included in diluted earnings per share; however, effective November 19, 1998, 116,425 outstanding options of non-executive officers were repriced resulting in those options becoming dilutive.

         The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computation (in thousands, except share data):

                                       For the Year Ended                 For the Year Ended             For the Year Ended
                                         June 30, 1999                      June 30, 1998                   June 30, 1997
                                --------------------------------  --------------------------------  ------------------------------
                                  Net                  Per Share     Net                 Per Share    Net                Per Share
                                Earnings    Shares      Amount     (Loss)      Shares      Amount   Earnings    Shares     Amount
                                --------    ------      ------     ------      ------      ------   --------    ------     ------

Basic earnings per share        $14,324    13,241,593    $1.08    $(9,822)   13,226,651    $(0.74)   $5,882    13,215,112   $0.45

Effect of dilutive securities
  Stock options                      --        12,053             $    --            --     --       $   --            --   $  --

Diluted earnings per share      $14,324    13,253,646    $1.08    $(9,822)   13,226,651    $(0.74)   $5,882    13,215,112   $0.45


         Segment Information - The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) effective June 30, 1999. SFAS 131 provides new guidance on segment reporting. The Company determined it has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment was determined based on management's approach to operating decisions, assessing performance and reporting of financial information.

         Reclassification - Certain amounts for the prior periods have been reclassified to conform to the current presentation.


2.    RECEIVABLES HELD FOR SALE, NET

         Receivables held for sale, net are as follows (in thousands) at:

                                                            June 30,
                                                    1999                1998

Principal balance of Tier I receivables         $ 260,857            $ 108,159
Principal balance of Tier II receivables              886                7,624
Other receivables                                      91                  171
Receivables in process                                 27                 (154)
Dealer premiums                                     8,209                4,375
Allowance for credit losses                        (2,754)              (1,916)
                                                ---------            ---------
                                                $ 267,316            $ 118,259
                                                =========            =========

         Activity in the allowance for credit losses on receivables held for sale (in thousands):

                                                      Year ended June 30,
                                              1999          1998          1997

Balance at the beginning of the period      $  1,916      $    780      $  1,099
  Charge-offs                                 (7,708)      (10,635)       (7,361)
  Recoveries                                   2,667         3,721         2,854
  Provision for estimated credit losses        5,879         8,050         4,188
                                            --------      --------      --------
Balance at the end of the period            $  2,754      $  1,916      $    780
                                            ========      ========      ========



       Notional amounts and unrealized gain (losses) related to outstanding hedges are as follows (in thousands) at:

                                                               June 30,
                                                         1999          1998

Notional amounts outstanding                          $ 438,250     $ 210,000
Unrealized gains (losses) on hedging transactions     $   1,127     $    (394)


         The Company had five interest rate swap agreements outstanding totaling a notional amount of $438 million at June 30, 1999 with maturity dates ranging from August 2004 to September 2005 and with a weighted average fixed rate of 5.72% and a weighted average receivable rate of 5.84% at June 30, 1999. The agreements outstanding at June 30, 1999 were for existing receivables outstanding of $261.7 million and projected future acquisitions of $176.6 million. Of the notional amounts outstanding at June 30, 1999, $380 million were closed on August 5, 1999, and notional amounts of $210 million were closed in September 1998 for amounts outstanding at June 30, 1998. The remaining $58 million of notional amounts outstanding at June 30, 1999 that were not closed in August 1999 represent acquisitions with contract dates in July 1999 that were not received until August 1999 which was after the securitization cutoff date.

         Net realized losses on derivative financial instruments were approximately $3,190,000, $2,669,000 and $6,293,000 during fiscal 1999, 1998 and
1997, respectively, and are recorded as a component of the gain on sale of receivables, net.

3.   SERVICED RECEIVABLES

         The principal balance of receivables serviced are as follows (in thousands) at:

                                                            June 30,
                                                     1999               1998

Receivables held for sale:
  Tier I (net of unearned discount)              $  260,857         $  108,159
  Tier II (net of unearned discount)                    886              7,624
  Other                                                  91                171
                                                 ----------         ----------
                                                    261,834            115,954
Securitized receivables:
  Tier I                                          2,203,509          1,870,750
  Tier II                                            52,906             59,231

Other receivables serviced                              821              1,482
                                                 ----------         ----------
                                                 $2,519,070         $2,047,417
                                                 ==========         ==========

         Certain characteristics of receivables serviced are as follows (in thousands) at:

                                                                  June 30,
                                                           1999            1998

Weighted average interest rate (Tier I)                     13.08%          13.09%
Weighted average interest rate (Tier II)                    18.75%          19.03%
Average receivable balance (Tier I)                    $   11,529      $   10,755
Average receivable balance (Tier II)                   $    9,750      $   10,637
Weighted Average term remaining (Tier I) (months)            57.2            55.3
Weighted Average term remaining (Tier II) (months)           42.9            49.0


         During fiscal 1999, receivable acquisitions relating to customers who reside in Texas, North Carolina, and California totaled 11.8%, 11.1%, and 7.9%, respectively, of all receivables acquired. At June 30, 1999, customers who reside in Texas, North Carolina, and California totaled 13.5%, 11.0%, and 9.5%, respectively, of the receivable servicing portfolio. A significant adverse change in the economic climate in Texas, North Carolina, California or other states could potentially result in fewer receivables acquired as well as impact the recoverability of Retained Interest. No individual dealer or group of affiliated dealers accounted for more than 2.1% of the Company's receivable acquisitions during the year ended June 30, 1999.


4.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

         Property, equipment, and leasehold improvements, net are as follows (in thousands) at:

                                                     June 30,
                                               1999             1998

Building                                     $ 4,372          $ 3,897
Leasehold improvements                           553              354
Land                                             367              367
Equipment                                      7,447            6,792
Accumulated depreciation                      (4,364)          (3,489)
                                             -------          -------
                                             $ 8,375          $ 7,921
                                             =======          =======

5.    RETAINED INTEREST IN SECURITIZED ASSETS

         The carrying amount of retained interest in securitized assets is as follows (in thousands) at:

                                                                       June 30,
                                                                1999              1998

Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                     $   248,687       $   201,082
Estimated dealer premium rebates refundable                      22,923            25,718
Estimated credit losses on securitized receivables             (104,448)          (90,203)
Spread accounts                                                  69,757            68,113
Discount to present value                                       (46,054)          (33,117)
                                                            -----------       -----------
                                                            $   190,865       $   171,593
                                                            ===========       ===========

Outstanding balance of securitized receivables serviced     $ 2,256,415       $ 1,929,981
                                                            ===========       ===========

Estimated credit losses as a percentage of
  securitized receivables serviced                                 4.63%             4.67%




         Retained interest in securitized assets activity is as follows (in thousands):

                                                                Year ended June 30,
                                                      1999              1998              1997
Balance at beginning of period                     $ 171,593         $ 170,791         $ 147,024
Amounts capitalized (including estimated
  dealer rebates)                                     80,518            49,071            68,922
Collections                                          (57,712)          (28,951)          (28,510)
Accretion of discount                                 18,700             7,293             6,244
Change in spread accounts                              1,644            (3,631)            8,154
Impairment                                           (11,917)          (23,636)          (34,828)
Change from cash-in to cash-out                           --            (7,871)               --
Net change in unrealized gain (loss)                 (11,961)            8,527             3,785
                                                   ---------         ---------         ---------
Balance at end of period                           $ 190,865         $ 171,593         $ 170,791
                                                   =========         =========         =========

         Spread account activity is as follows (in thousands) at:

                                                                June 30,
                                                          1999          1998

Balance at beginning of period                          $ 68,113      $ 71,744
Excess cash flows deposited to spread accounts            50,680        25,290
Initial spread account deposits                            2,011        10,077
Interest earned on spread accounts                         3,313         3,681
Less:  excess cash flows released to the Company         (54,360)      (42,679)
                                                        --------      --------

Balance at end of period                                $ 69,757      $ 68,113
                                                        ========      ========


         The weighted average yield, on spread accounts was 4.75% and 5.30% for the years ended June 30, 1999 and 1998, respectively.

         Because of current trends with respect to credit loss and delinquency, and their effects on the valuation of the retained interest in securitized assets, the Company recorded a pre-tax charge of $11,917,000, $23,636,000 and $34,828,000 for the impairment of the retained interest in securitized assets during fiscal 1999, 1998 and 1997, respectively. During the fourth quarter of fiscal 1999, the Company refined its methodology of determining discount rates used to calculate the gain on sale of receivables and value Retained Interest. This change in estimate reduced the retained interest in securitized assets by $11.8 million as of June 30, 1999, and had the effect of reducing fiscal 1999 net earnings by $3.1 million, pre-tax ($1.9 million net of taxes) or $0.15 per share.


6.    OTHER ASSETS

         Other assets are as follows (in thousands) at:


                                                          June 30,
                                                    1999              1998

Repossessed assets                                $ 5,086           $ 5,934
Accrued servicing fees                              6,243             3,228
Servicing assets                                    2,719             2,743
Deferred borrowing fees                             1,596             1,981
Income tax receivable                               5,000             1,577
Advance of delinquent interest                      1,117             1,387
Other                                               4,107             2,430
                                                  -------           -------
                                                  $25,868           $19,280
                                                  =======           =======



7.    AMOUNTS DUE UNDER WAREHOUSE FACILITIES

         At June 30, 1999 and 1998, the Company, through its wholly owned special-purpose subsidiaries, had borrowing arrangements with a financial institution which provided for one and two, respectively, revolving Warehouse Facilities (the Facilities) with an aggregate borrowing capacity of $450 million at June 30, 1999 and $400 million at June 30, 1998. During the quarter ended September 30, 1998, the two Facilities used for the funding of auto receivable acquisitions were combined into one Facility. Borrowings under the current Facility are collateralized by certain receivables held for sale. Outstanding borrowings of the Facility at June 30, 1999 were $185,500,000, and outstanding borrowings of the two Facilities at June 30, 1998 were $73,123,000. At June 30, 1999 and 1998, an additional $67.2 million and $4.7 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The weighted average cost of funds including the prefunded amount, net of income earned, of the Facility(s) for the years ended June 30, 1999 and 1998, was 5.09% and 5.88%, respectively.

         The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the Facility(s), and the amortization of prepaid warehouse fees. The largest portion of the cost of funds related to the Facility(s) is the variable rate interest on the commercial paper issued by the financing conduit. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facility.

         The Facility agreement specifies a term of one year and is renewable annually. The Facility expires in September 1999.


8.    LONG-TERM DEBT

         In connection with the Company's initial public offering in August 1995, the Company issued, in a private placement, $110 million principal amount of 8.53% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, and commenced on February 1, 1996. Principal payments began August 1, 1998, in the amount of $22 million, and are due on each subsequent August 1, in the amount equal to approximately 20% of the stated original principal balance. The Senior Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

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

         In March 1997, the Company issued, in a private placement, $50 million Series A 7.75% Senior Notes due 2002 and $15 million Series B 7.97% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year and commenced September 15, 1997, with a principal reduction occurring on March 15, 2002 of $21.7 million. The Senior Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the note agreement.

         The Company  recognized  $17,817,000,  $19,485,000  and  $15,697,000 of interest expense during the years ended June 30, 1999, 1998 and 1997, respectively, related to long-term debt.

Scheduled contractual maturities of long-term debt at June 30, 1999 follows:

                   2000                                         $ 22,000,000
                   2001                                           22,000,000
                   2002                                           43,666,667
                   2003                                          111,333,333
                                                                ------------
                  Total                                         $199,000,000
                                                                ============

9.    INCOME TAXES

         Amounts currently payable at June 30, 1999 and 1998 were $6.3 million and $0.0, respectively.

         The composition of income tax expense (benefit) is as follows (in thousands):


                                             Year ended June 30,
                                      1999          1998          1997

Current tax expense (benefit)      $ 15,252      $ (9,863)     $ (1,644)
Deferred tax expense (benefit)       (6,273)        2,007         5,810
                                   --------      --------      --------
                                   $  8,979      $ (7,856)     $  4,166
                                   ========      ========      ========


         The effective income tax rate differs from the statutory federal corporate tax rate as follows:


                                                 Year ended June 30,
                                        1999           1998           1997

Statutory rate                          35.0%          35.0%          35.0%
  State income taxes                     3.2            3.2            5.5
  Change in commercial domicile           --            4.9             --
  Other                                  0.3            1.3            1.0
                                        ----           ----           ----
Effective rate                          38.5%          44.4%          41.5%
                                        ====           ====           ====




         The composition of deferred income taxes payable is as follows (in thousands):

                                                                         June 30,
                                                                    1999         1998

Deferred tax assets:
  Net operating losses carryforward                              $     --      $ 11,304
  Allowance for estimated credit losses                             1,052           732
  Mark to market and allowance for credit losses                    2,450         5,713
                                                                 --------      --------
                                                                    3,502        17,749

Deferred tax liabilities:
  Retained interest in securitized assets                          10,875        22,619
  Gain on securitizations                                           2,528            --
  Unrealized gain on retained interest in securitized assets         (204)        4,703
                                                                 --------      --------
                                                                   13,199        27,322

Deferred income taxes payable                                    $  9,697      $  9,573
                                                                 ========      ========

         The Company believes the deferred tax assets will more likely than not be realized due to the reversal of deferred tax liabilities and expected future taxable income. Accordingly, no deferred tax asset valuation allowance has been established.

10.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of June 30, 1999 and 1998 are set forth below:


                                                               1999                                   1998
                                                   ------------------------------        -----------------------------
                                                     Carrying          Fair                Carrying            Fair
                                                      Value            Value                 Value             Value
                                                   ------------------------------        -----------------------------
(Dollars in thousands)
Financial Assets:
   Cash and cash equivalents                       $   8,088         $   8,088             $  75,612         $  75,612
   Restricted cash                                    12,379            12,379                17,823            17,823
   Retained interest in securitized assets
      (including spread accounts)                    190,865           190,865               171,593           171,593
   Receivables held for sale, net                    267,316           274,180               118,259           121,625
   Accrued interest receivable                         2,035             2,035                 1,045             1,045
   Repossessed assets                                  5,086             5,086                 5,934             5,934

Financial Liabilities:
   Amounts due under warehouse
      facilities                                     185,500           185,500                73,123            73,123
   Long-term debt                                    199,000           175,620               221,000           195,000

Off-Balance Sheet Derivatives:
   Interest rate swap                                    n/a             1,127                   n/a               n/a
   Short sales of U.S. Treasury Notes                    n/a               n/a                   n/a              (394)



         The carrying value approximates fair value due to the nature of these accounts for the following accounts: cash and cash equivalents, restricted cash, accrued interest receivable, repossessed assets, and amounts due under warehouse facilities.

         The fair value of receivables held for sale, net, is computed by assuming such receivables had been securities as of year end and estimating the discounted future net cash flows using historical prepayment, loss and discount rates.

         The fair value of retained interest in securitized assets is determined by discounting the expected cash flows released from the spread account using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. Discount rates utilized are based upon current market conditions, and prepayment assumptions are based on historical performance experience of comparable receivables and the impact of trends in the economy.

         The fair value of long-term debt is determined by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.

         The fair value of the derivative financial instruments is the estimated amount the Company would have to pay to enter into equivalent agreements at June 30, 1999 and 1998, with the counterparty to the swap or short sale agreements, respectively.

11.   COMMITMENTS AND CONTINGENCIES

         Future  minimum  payments  under  noncancelable   operating  leases  on
premises and equipment with terms of one year or more as of June 30, 1999 are as follows:

                        2000                         $1,187,000
                        2001                            954,000
                        2002                            911,000
                        2003                            759,000
                        2004                                 --
                   Thereafter                                --
                                                     ----------
                   Total                             $3,811,000
                                                     ==========


         These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $2,074,000, $1,900,000 and $1,572,000 for the years ended June 30, 1999, 1998 and 1997, respectively. A majority of the rental expense relates to the lease of the Company's principal offices from an affiliate.

12.   STOCK-BASED COMPENSATION

         The Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for the plan. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                                               June 30,
                                                                 1999           1998           1997

Net earnings (loss):
  As reported                                                $    14,324    $    (9,822)   $     5,882
  Pro forma                                                       13,546        (10,951)         4,543
Net earnings (loss) per common share (basic and diluted):
  As reported                                                       1.08          (0.74)          0.45
  Pro forma                                                         1.02          (0.83)          0.34


         The Union Acceptance Corporation 1994 Incentive Stock Plan (1994 Plan) and the Union Acceptance Corporation 1999 Incentive Stock Plan (1999 Plan) are the Company's long-term incentive plans for directors, executive officers and other key employees. The plans authorize the Company's Compensation Committee to award executive officers and other key employees incentive and non-qualified stock options and restricted shares of Class A Common Stock. A total of 500,000 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan, of which options for 271,875 shares of Class A Common Stock were granted at an issue price of $16 per share (and subsequently repriced as herein discussed) to senior officers upon consummation of the Company's initial public offering of the Class A Common Stock. A total of 300,000 shares of Class A Common Stock have been reserved for issuance under the 1999 Plan.

         Options or other grants to be received by executive officers or other employees in the future are within the discretion of the Company's Compensation Committee, although options under the 1999 plan may be granted by the full board of directors. Stock options granted under the Incentive Stock Plan are exercisable at such times (up to ten years from the date of the grant) and at such exercise prices (not less than 85% of the fair market value of the Class A Common Stock at date of grant) as the Committee determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. The outstanding options' maximum term is ten years. The majority of options vest over a period of five years, with one-fifth becoming exercisable on each anniversary of the option grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997; dividend yield of 0.0% for all three years; expected volatility of 55.04%, 100.00% and 100.00%, respectively; weighted average risk-free interest rates of 4.85%, 5.45% and 6.50%, respectively; and expected lives of ten years for all three years.

         In November 1998, the Company's Compensation Committee approved a repricing of the outstanding option grants of all non-executive officers. There were no changes to the number of options granted or the vesting schedule. A total of 116,425 option grants with a weighted average exercise price of $14.28 were repriced.

         A summary of the status of the Company's stock option plans as of June 30, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                  Weighted                       Weighted                      Weighted
                                                  Average                        Average                        Average
                                                  Exercise                       Exercise                      Exercise
                                    Shares         Price          Shares          Price           Shares         Price
                                    -------      ---------       -------      -------------       -------      ---------
Options outstanding at
  beginning of year                 368,675      $   14.86       314,485      $       16.02       276,915      $   16.03
Options granted                      48,700           5.31        74,000               9.69        39,750          16.00
Options reacquired                 (116,425)     $   14.28
Options granted (repriced)          116,425           5.31
Options exercised                      (350)          5.31            --                 --            --             --
Options canceled                     (2,360)          5.31       (19,810)             14.63        (2,180)         17.48
                                    -------      ---------       -------      -------------       -------      ---------

Options outstanding at
  end of year                       414,665      $   11.28       368,675      $       14.86       314,485      $   16.02

Weighted average fair
  value of options
  granted during the year                  $  3.47                     $   8.86                         $   14.71


         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 1999:


                                Options outstanding                         Options exercisable
---------------------------------------------------------------    ----------------------------------------
                                      Weighted       Weighted
                                      Average        Remaining       Average                      Average
                                      Number        Contractual     Exercise          Number      Exercise
Average exercise price              Outstanding       Life           Price         Exercisable     Price
----------------------              -----------       ----           -----         -----------     -----

       $  5.31                       162,415          7.60         $    5.31          63,419     $    5.31
       $  9.69                        35,000          8.10              9.69           5,000          9.69
       $ 16.00                       217,250          6.20             16.00         121,125         16.00
                                     -------          ----         ---------         -------     ---------
                                     414,665          6.90         $   11.28         189,544     $   12.26
                                     =======          ====         =========         =======     =========


         In addition to the options outstanding at June 30, 1999, there were shares 35,725 shares of Class A Common Stock available for future grants or awards.

         The Incentive Stock Plan also provides that each director of the Company who is not an executive officer is automatically granted shares of Class A Common Stock with a fair market value of $15,000 following each annual meeting of shareholders. Shares so granted have a six-month period of restriction during which they may not be transferred. Shares granted under this section of the Incentive Stock Plan totaled 17,778, 14,694 and 5,430 in fiscal 1999, 1998 and 1997, respectively, and compensation cost charged against income was $90,000 in 1999, 1998 and 1997.

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information is as follows (in thousands, except share data):


Year ended June 30, 1999                         First            Second            Third            Fourth             Total
                                             ------------      ------------      ------------      ------------      ------------

Interest on receivables held for sale        $      8,251      $      6,938      $      8,087      $      9,739      $     33,015
Retained interest and other                         5,479             5,037             4,798             4,694            20,008
                                             ------------      ------------      ------------      ------------      ------------

Total interest income                              13,730            11,975            12,885            14,433            53,023
                                             ------------      ------------      ------------      ------------      ------------

Interest expense                                   (6,952)           (6,338)           (6,919)           (7,242)          (27,451)

Net interest margin                                 6,778             5,637             5,966             7,191            25,572

Provision for estimated credit losses              (2,325)           (1,275)           (1,225)           (1,054)           (5,879)
                                             ------------      ------------      ------------      ------------      ------------

Net interest margin after provision
    for estimated credit losses                     4,453             4,362             4,741             6,137            19,693
                                             ------------      ------------      ------------      ------------      ------------

Gain (loss) on sales of receivables, net            2,706             4,087             6,386             5,954            19,133
Servicing fees, net                                 4,953             5,469             5,601             5,693            21,716
Late charges and other fees                         1,206             1,173             1,442             1,528             5,349
                                             ------------      ------------      ------------      ------------      ------------

Other revenues                                      8,865            10,729            13,429            13,175            46,198
                                             ------------      ------------      ------------      ------------      ------------
Salaries and benefits                               5,670             5,453             6,328             6,121            23,572
Other general and administrative fees               4,321             4,856             4,913             4,926            19,016
                                             ------------      ------------      ------------      ------------      ------------

Total operating expenses                            9,991            10,309            11,241            11,047            42,588
                                             ------------      ------------      ------------      ------------      ------------

Earning before provision
  for income taxes                                  3,327             4,782             6,929             8,265            23,303
Provision for income taxes                          1,270             1,859             2,665             3,185             8,979
                                             ------------      ------------      ------------      ------------      ------------

Net earnings                                 $      2,057      $      2,923      $      4,264      $      5,080      $     14,324
                                             ============      ============      ============      ============      ============

Net earnings per common
  share (basic and diluted)                  $       0.16      $       0.22      $       0.32      $       0.38      $       1.08
                                             ============      ============      ============      ============      ============

Basic weighted average common shares
  outstanding                                  13,231,482        13,236,313        13,249,260        13,249,571        13,241,593
Diluted weighted average common
  shares outstanding                           13,231,482        13,236,313        13,277,130        13,281,142        13,253,646



Year ended June 30, 1998                         First            Second            Third            Fourth             Total
                                             ------------      ------------      ------------      ------------      ------------

Interest on receivables held for sale        $      6,627      $      6,473      $      7,133      $      7,638      $     27,871
Retained interest and other                         3,113             3,191             3,230             3,388            12,922
                                             ------------      ------------      ------------      ------------      ------------

Total interest income                               9,740             9,664            10,363            11,026            40,793

Interest expense                                    6,053             6,167             6,990             6,897            26,107
                                             ------------      ------------      ------------      ------------      ------------

Net interest margin                                 3,687             3,497             3,373             4,129            14,686

Provision for estimated credit losses              (1,505)           (1,770)           (1,900)           (2,875)           (8,050)
                                             ------------      ------------      ------------      ------------      ------------

Net interest margin after provision
  for estimated credit losses                       2,182             1,727             1,473             1,254             6,636
                                             ------------      ------------      ------------      ------------      ------------

Gain (loss) on sales of receivables, net          (10,847)            2,020             3,113            (6,212)          (11,926)
Servicing fees, net                                 4,745             4,803             4,742             4,781            19,071
Late charges and other fees                         1,020               985             1,065             1,017             4,087
                                             ------------      ------------      ------------      ------------      ------------

Other revenues                                     (5,082)            7,808             8,920              (414)           11,232
                                             ------------      ------------      ------------      ------------      ------------

Salaries and benefits                               4,610             4,871             4,815             5,131            19,427
Other general and administrative expenses           4,013             4,165             4,007             3,934            16,119
                                             ------------      ------------      ------------      ------------      ------------

 Total operating expenses                           8,623             9,036             8,822             9,065            35,546
                                             ------------      ------------      ------------      ------------      ------------

Earnings (loss) before provision (benefit)
  for income taxes                                (11,523)              499             1,571            (8,225)          (17,678)
Provision (benefit) for income taxes               (4,656)             (711)              654            (3,143)           (7,856)
                                             ------------      ------------      ------------      ------------      ------------

Net earnings (loss)                          $     (6,867)     $      1,210      $        917      $     (5,082)     $     (9,822)
                                             ============      ============      ============      ============      ============

Net earnings (loss) per common
  share (basic and diluted)                  $      (0.52)     $       0.09      $       0.07      $      (0.38)     $      (0.74)
                                             ============      ============      ============      ============      ============

Weighted average common
  shares outstanding (basic and diluted)       13,216,788        13,227,010        13,231,482        13,231,482        13,226,651




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously Reported
                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is incorporated by reference to the information contained under the caption
"Election of Directors" in the Company's 1999 Proxy Statement for its 1999 Annual Shareholder Meeting (the "1999 Proxy Statement").

Item 11.          Executive Compensation

         Only the information required by this item to be included with this report is incorporated by reference to the information contained under the caption "Compensation" in the 1999 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the information contained under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the 1999 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Related Persons" in the 1999 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           List the following documents filed as part of the report:

              Financial Statements -- Included Under Item 8:

              Report of Deloitte & Touche LLP, Independent Auditors

              Report of KPMG LLP, Independent Auditors

              Consolidated Balance Sheets as of June 30, 1999 and 1998

              Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 1999, 1998, 1997

              Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998, 1997

              Consolidated Statement of Shareholders' Equity for the Years Ended June 30, 1999, 1998, 1997

(b)           Reports on Form 8-K

              Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999

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

4.7         Note Purchase Agreement,  dated March 24, 1997, among       10Q 3/97
            Union Acceptance  Corporation and certain  purchasers           10.1
            of Senior Notes, due 2002.

4.8         Note Purchase Agreement among Union Acceptance Funding
            Corporation, Enterprise Funding Corporation, Nationsbank,   10K 1998
            N.A., Dated as of September 18, 1998                          4.9(a)

4.8(a)      Amendment  No. 1 to Note  Purchase  Agreement,  dated
            September 9, 1999                                             _____

4.9         Security Agreement among Enterprise Funding Corporation,
            Union Acceptance Funding Corporation, Union Acceptance
            Corporation, Mbia Insurance Corporation and Nationsbank,    10K 1998
            N.A., dated as of September 18, 1998                          4.9(b)

4.9(a)      Amendment  No. 1 to Security  Agreement,  dated as of
            May 25, 1999                                                  _____

4.9(b)      Amendment  No. 2 to Security  Agreement,  dated as of
            September 9, 1999.                                            _____

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

10.2        Software  License and  Maintenance  Agreement  by and    S-1, 10.10
            between Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.3        Loan Servicing Agreement by and between Union Federal    S-1, 10.11
            Savings  Bank of  Indianapolis  and Union  Acceptance
            Corporation dated June 29, 1994.

10.4        General  Subservicing  Agreement by and between Union    S-1, 10.12
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated as of January 1, 1995.

10.5        Loan  Collection   Agreement  by  and  between  Union    S-1, 10.13
            Federal  Savings  Bank  of  Indianapolis   and  Union
            Acceptance Corporation dated June 29, 1994.

10.6        Letter  respecting  Terms of Bank Accounts from Union    S-1, 10.14
            Federal   Savings  Bank  of   Indianapolis  to  Union
            Acceptance Corporation dated May 25, 1994.

10.7        Supplement  to Account  Agreement  Re:  Drafts by and    S-1, 10.15
            between Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation dated June 29, 1994.

10.8        Tax Allocation Agreement by and between Union Holding    S-1, 10.16
            Company, Inc. and its subsidiaries dated February 1, 1991, as amended.

10.9        Form of Remote  Outsourcing  Agreement by and between    S-1, 10.18
            Systematics   Financial  Services,   Inc.  and  Union
            Acceptance Corporation.

10.9(a)     Letter Agreement by and among  Systematics  Financial  S-1, 10.18(a)
            Services,   Inc.,   Union  Federal  Savings  Bank  of
            Indianapolis and Union Acceptance  Corporation  dated
            July 13, 1994 respecting Provision of Data Processing
            Services.

10.9(b) Memorandum respecting Billing Procedure in connection S-1, 10.18(b) with Remote Outsourcing Agreement from Systematics
            System  Financial  Services,  Inc.  to Union  Federal
            Savings  Bank of  Indianapolis  and Union  Acceptance
            Corporation dated October 25, 1994.

10.10   Union Acceptance Corporation Incentive Stock Plan.            S-1, 10.24

10.11   Letter  respecting  Access  to  Records  from  Union          S-1, 10.25
        Acceptance Corporation to Union Federal Savings Bank of Indianapolis dated September 13, 1994.

10.12   Letter   Agreement  by  and  between  Union  Federal         S-1,  10.26
        Savings Bank of  Indianapolis  and Union  Acceptance
        Corporation  dated  December  14, 1994  amending and
        initiating    terms   of    certain    Inter-Company
        Agreements.

10.13   Letter  respecting  terms  and  conditions  of  bank          S-1, 10.27
        accounts   from  Union   Federal   Savings  Bank  of
        Indianapolis to Union Acceptance  Corporation  dated
        December 16, 1994.

10.14   Lease Agreement between Waterfield Mortgage Company,           10Q 12/95
        Incorporated, and Union Acceptance Corporation dated               10.19
        as of November 1, 1995

10.15   Purchase  Agreement among Union  Acceptance  Funding            10Q 3/96
        Corporation,  Union Acceptance Corporation and Union                10.1
        Federal Savings Bank of Indianapolis dated as of January 18, 1996

10.16   Sublease    Agreement   between   Union   Acceptance            10K 1996
        Corporation   and  Union  Federal  Savings  Bank  of               10.26
        Indianapolis dated as of August 1, 1996

10.17   Annual Bonus Plan for Management Employees, dated              10Q 12/97
        July 1, 1997                                                        10.1

10.18   Annual Bonus and Deferral Plan for Senior Officers,            10Q 12/97
        dated July 1, 1997                                                  10.2

10.19   Union Acceptance Corporation 1999 Stock Incentive Plan
        effective as of July 1, 1999                                       _____

21      Subsidiaries of the Registrant                                     _____

23.2    Consent of Deloitte & Touche LLP.                                  _____

23.2    Consent of KPMG LLP.                                               _____

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

     10K 1998 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1998

     10Q (month/year) -- Refers to Registrant's Form 10-Q for the quarter ended at the end of such month in such calendar year

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNION ACCEPTANCE CORPORATION

September 28, 1999                    By:  /S/   John M. Stainbrook
                                          -------------------------
                                          John M. Stainbrook
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                        Title                       Date

(1)   Principal Executive Officer:                         )
                                                           )
      /s/  John M. Stainbrook          President and Chief )
      John M. Stainbrook               Executive Officer   )
                                                           )
(2)   Principal Financial/                                 )
      Accounting Officer:                                  )
                                                           )
                                       Treasurer, Secretary)
      /s/ Rick A. Brown                and Chief Financial )
      ------------------               Officer             )
      Rick A. Brown                                        )
                                                           )
(3)   A Majority of the                                    )
      Board of Directors:                                  )
                                                           )
      /s/ John M. Davis                Director            ) September 28, 1999
      -----------------                                    )
      John M. Davis                                        )
                                                           )
      /s/ Fred M. Fehsenfeld           Director            )
      ---------------------                                )
      Fred M. Fehsenfeld                                   )
                                                           )
      /s/ Donald A. Sherman            Director            )
      ---------------------                                )
      Donald A. Sherman                                    )
                                                           )
      /s/ John M. Stainbrook           Director            )
      ---------------------                                )
      John M. Stainbrook                                   )
                                                           )
      /s/ Jerry D. Von Deylen          Director            )
      ---------------------                                )
      Jerry D. Von Deylen                                  )
                                                           )
      /s/ Richard D. Waterfield        Director            )
      ---------------------                                )
      Richard D. Waterfield                                )
                                                           )
      /s/ Thomas M. West               Director            )
      ---------------------                                )
      Thomas M. West                                       )