Form 10-Q
period 1999-09-30
UNION ACCEPTANCE CORP
filed 1999-11-12
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                  Class                       Outstanding at November 12, 1999

Class A Common Stock, without par value                5,108,016 Shares
---------------------------------------                ----------------
Class B Common Stock, without par value                8,150,266 Shares
---------------------------------------                ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         September 30, 1999 and June 30, 1999                                  3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended September 30, 1999 and 1998                4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended September 30, 1999 and 1998                        5

         Consolidated Condensed Statement of  Shareholders' Equity for the
         Three Months Ended September 30, 1999                                 6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Part II. OTHER INFORMATION                                                    21


         Signatures                                                           22

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)


                                                                           September 30,    June 30,
Assets                                                                        1999            1999
                                                                            --------        --------
Cash and cash equivalents                                                   $  7,638        $  8,088
Restricted cash                                                               12,104          12,379
Receivables held for sale, net                                               230,189         267,316
Retained interest in securitized assets                                      194,463         190,865
Accrued interest receivable                                                    1,892           2,035
Property, equipment, and leasehold improvements, net                           8,593           8,375
Other assets                                                                  22,959          25,868
                                                                            --------        --------

Total Assets                                                                $477,838        $514,926
                                                                            ========        ========

Liabilities and Shareholders' Equity

Liabilities
 Amounts due under warehouse facilities                                     $169,815        $185,500
 Long-term debt                                                              177,000         199,000
 Accrued interest payable                                                      1,914           5,287
 Amounts due to trusts                                                        12,707          13,152
 Dealer premiums payable                                                         864           2,564
 Current and deferred income taxes payable                                    14,085          16,022
 Other payables and accrued expenses                                           3,648           3,922
                                                                            --------        --------

Total Liabilities                                                            380,033         425,447
                                                                            --------        --------

Commitment and Contingencies

Shareholders' Equity
 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                 --              --

 Class  A  Common  Stock,  without  par  value,
   authorized  30,000,000  shares;
   5,101,616 and 5,099,344 shares issued and
   outstanding at September 30, 1999 and
   June 30, 1999, respectively                                                58,464          58,452

 Class  B  Common  Stock,  without  par  value,
   authorized  20,000,000  shares;
   8,150,266 shares issued and outstanding
   at September 30, 1999 and June 30, 1999, respectively                          --              --

  Accumulated other comprehensive earnings, net of income taxes                3,094             199
  Retained earnings                                                           36,247          30,828
                                                                            --------        --------

 Total Shareholders' Equity                                                   97,805          89,479
                                                                            --------        --------

  Total Liabilities and Shareholders' Equity                                $477,838        $514,926
                                                                            ========        ========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)


                                                               Three Months Ended
                                                                 September 30,
                                                        ------------------------------
                                                            1999               1998
                                                        -----------        -----------
Interest on receivables held for sale                   $     8,145        $     8,251
Retained interest and other                                   5,728              5,632
                                                        -----------        -----------

   Total interest income                                     13,873             13,883
Interest expense                                              6,564              7,105
                                                        -----------        -----------

   Net interest margin                                        7,309              6,778
Provision for estimated credit losses                           750              2,325
                                                        -----------        -----------
   Net interest margin after provision
     for estimated credit losses                              6,559              4,453
                                                        -----------        -----------

Gain on sales of receivables, net                             6,530              2,706
Servicing fees                                                6,068              4,953
Late charges and other fees                                   1,505              1,206
                                                        -----------        -----------

  Other revenues                                             14,103              8,865
                                                        -----------        -----------

Salaries and benefits                                         6,927              5,670
Other general and administrative expenses                     4,914              4,321
                                                        -----------        -----------

  Total operating expenses                                   11,841              9,991
                                                        -----------        -----------

Earnings before provision for income taxes                    8,821              3,327
Provision for income taxes                                    3,402              1,270
                                                        -----------        -----------

Net earnings                                            $     5,419        $     2,057
                                                        ===========        ===========

 Net earnings per common share (basic & diluted)        $      0.41        $      0.16
                                                        ===========        ===========

Basic weighted average number of common
  shares outstanding                                     13,250,660         13,231,482
                                                        ===========        ===========
Diluted weighted average number of common
  shares outstanding                                     13,295,546         13,231,482
                                                        ===========        ===========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                  ---------------------------
                                                                                     1999              1998
                                                                                  ---------         ---------
Cash flows from operating activities:
   Net earnings                                                                   $   5,419         $   2,057
     Adjustments to reconcile net earnings to net cash
       from operating activities:
          Increase in receivables held for sale, net of liquidations               (330,869)         (398,641)
          Dealer premiums paid, net on receivables held for sale                     (9,812)          (13,342)
          Proceeds from securitization of receivables held for sale                 364,792           351,379
          Gain on sales of receivables                                               (4,601)          (12,713)
          Impairment of retained interest in securitized assets                         240             3,542
          Accretion of discount on retained interest in securitized assets           (5,371)           (5,026)
          Provision for estimated credit losses                                         750             2,325
          Amortization and depreciation                                                 904             1,279
          Restricted cash                                                               275             6,620
          Other assets and accrued interest receivable                                1,520            (3,007)
          Amounts due to trusts                                                        (445)           (3,543)
          Other payables and accrued expenses                                        (5,584)             (394)
                                                                                  ---------         ---------
             Net cash from operating activities                                      17,218           (69,464)
                                                                                  ---------         ---------

Cash flows from investing activities:
   Collections on retained interest in securitized assets
     and change in spread accounts                                                   21,011            10,934
   Capital expenditures                                                                (560)             (677)
                                                                                  ---------         ---------
        Net cash from investing activities                                           20,451            10,257

Cash flows from financing activities:
   Principal payment on long-term debt                                              (22,000)          (22,000)
   Stock options exercised                                                               12                --
   Net change in warehouse credit facilities                                        (15,685)           11,685
   Payment of borrowing fees                                                           (446)               --
                                                                                  ---------         ---------
             Net cash from financing activities                                     (38,119)          (10,315)
                                                                                  ---------         ---------

Change in cash and cash equivalents                                                    (450)          (69,522)

Cash and cash equivalents, beginning of period                                        8,088            75,612
                                                                                  ---------         ---------

Cash and cash equivalents, end of period                                          $   7,638         $   6,090
                                                                                  =========         =========

Supplemental disclosures of cash flow information:
Income taxes paid                                                                 $   7,439         $       1
Interest paid                                                                     $   9,782         $  11,718


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Three Months Ended September 30, 1999
(Dollars in thousands, except per share data)
(Unaudited)



                                            Number of Common Stock                    Accumulated
                                             Shares Outstanding                          Other                            Total
                                    -------------------------------------   Common   Comprehensive     Retained       Shareholders'
                                        Class A             Class B          Stock       Income        Earnings          Equity
                                    -----------------------------------------------------------------------------------------------

Balance at June 30, 1999             5,099,344           8,150,266        $  58,452    $     199      $ 30,828        $     89,479

Comprehensive earnings:
  Net earnings                               -                   -                -            -         5,419               5,419
  Net unrealized gain on retained
     interest in securitized assets          -                   -                -        4,656             -               4,656
  Income taxes related to unrealized
    gain in securitized assets               -                   -                -      (1,761)             -              (1,761)
                                                                                                                 ------------------
Total comprehensive earnings                                                                                                 8,314

Stock options exercised                  2,272                   -               12            -             -                  12
                                    -----------------------------------------------------------------------------------------------

Balance at September 30, 1999        5,101,616           8,150,266        $  58,464     $  3,094      $ 36,247        $     97,805
                                    ===============================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1999 and 1998
(Unaudited)

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

         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications, and, therefore, do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         In determining the fair value of the Retained Interest in Securitized Assets ("Retained Interest"), the Company must estimate the future rates of net credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 22.85% to 28.00% and 16.07% to 20.53% on Tier I and Tier II receivables, respectively at September 30, 1999. The Company estimates net credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used net credit losses of 4.00% to 6.47% and 12.00% to 15.29% on Tier I and Tier II receivables, respectively, as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 1999. The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate of 8.18% to 14.60% and 11.68% to 15.46% on Tier I and Tier II receivables, respectively at September 30, 1999. The weighted average discount rate used to value Retained Interest at September 30, 1999 was 12.98%.

Note 2 - Reclassification

         Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 3 - Retained Interest and Other Interest Income

         Retained interest and other interest income primarily includes the discount accretion recognized on Retained Interest, the discount accretion related to the servicing asset, interest earned on cash collection accounts on all securitization transactions before January 1, 1997, and interest earned on cash and cash equivalents.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1999 and 1998
(Unaudited)


Note 4 - Segment Information

         The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") effective June 30, 1999. SFAS 131 provides new guidance on segment reporting. The Company determined it has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment was determined based on management's approach to operating decisions, assessing performance and reporting financial information.

Note 5 - Earnings Per Share

         Earnings per Share have been computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Standards No. 128 "Earnings per Share" (EPS). The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                  Three Months Ended
                                                     September 30,
                                            ----------------------------
                                               1999              1998
                                            ----------        ----------
Basic EPS:
    Weighted average common shares          13,250,660        13,231,482
                                            ==========        ==========

Diluted EPS:
    Weighted average common shares          13,250,660        13,231,482
    Dilutive effect of stock options            44,886                --
                                            ----------        ----------
    Weighted average common and
         incremental shares                 13,295,546        13,231,482
                                            ==========        ==========



         The effect of stock options not exercised during the three months ended September 30, 1999 are dilutive although the effect on earnings per share is less than $.01. The effect of stock options not exercised during the three months ended September 30, 1998 are anti-dilutive and therefore not included in weighted average common shares.

Note 6 - Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, as amended, is effective for fiscal years beginning after June 15, 2000, with earlier application allowed. Management is currently assessing the impact, if any, of this Statement on the financial condition and operations of the Company upon adoption.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 1999 and 1998
(Unaudited)


Note 7 - Retained Interest in Securitized Assets

         Retained Interest in Securitized Assets is recorded as an "available for sale" security and is recorded at fair value with unrealized gains and losses attributable to change in fair value, net of income taxes, recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                          September 30,          June 30,
                                                              1999                 1999
                                                          -----------          -----------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                   $   268,900          $   248,687
Estimated dealer premium rebates refundable                    21,389               22,923
Estimated credit losses on securitized receivables           (107,422)            (104,448)
Spread accounts                                                62,238               69,757
Discount to present value                                     (50,642)             (46,054)
                                                          -----------          -----------
                                                          $   194,463          $   190,865
                                                          ===========          ===========

Outstanding balance of securitized receivables            $ 2,351,269          $ 2,256,415
                                                          ===========          ===========
Estimated credit losses as a percentage of
  securitized receivables serviced                               4.57%                4.63%



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of retail installment sales contracts and installment loan agreements. The retail installment sales contracts are originated by dealerships affiliated with major domestic and foreign manufacturers and the loan agreements are originated by the Company as a result of referrals by the dealerships. To fund the acquisition of these receivables prior to securitization, the Company utilizes a revolving warehouse credit facility, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues Securities to investors representing pro-rata interests in the receivables sold or notes representing the indebtedness of the trust secured by the receivables sold. When the Company sells receivables in a securitization, it records a gain (or loss) on sale of receivables and establishes Retained Interest in Securitized Assets ("Retained Interest") as an asset. Excess cash flows are recorded against Retained Interest as received over the life of the related securitization.

         Acquisition Volume. The Company currently acquires receivables in 35 states from over 4,200 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). Total receivable acquisitions were $330.3 million for the quarter ended September 30, 1999, compared to $368.7 million for the quarter ended June 30, 1999, and $404.5 million for the same quarter of last fiscal year. Receivable acquisitions for the quarter ended September 30, 1998, were the highest they have been in the history of the Company. The Company's primary focus is on acquiring high quality, profitable receivables. The Company operated in a relatively favorable interest rate environment during the prior fiscal year which contributed to higher acquisition volume. During the first quarter of fiscal 2000, the Company experienced pricing pressures due to increasing treasury rates and as a result experienced lower receivable acquisitions. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the first quarter securitization of fiscal 2000 were 7.09% and 6.20% compared to 7.26% and 5.15%, respectively, over the same quarter of last year. Gross spread is defined as the difference between the weighted average receivable rate and the rate born by the related asset-backed securities. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses.

         Net spreads are currently targeted at 5.50% to 6.00% on securitizations (assuming a pricing spread for asset-backed securities over the two-year treasury note of 100 basis points) for the remaining three quarters of fiscal 2000. Management believes that by targeting a spread of 7.00% to 7.50% between receivable rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Gain on Sales of Receivables, Net and Interest Rate Risk. Gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, and the level of estimation for net credit losses.

         The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of the execution of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss will in part offset changes in interest rates as reflected by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the gain on sales of receivables, net.

         Portfolio Performance. The Company has seen stabilization of net credit losses during the last three quarters. Tier I net credit losses totaled 1.97% for the quarter ended September 30, 1999, compared to 1.96% and 2.78% for the quarters ended June 30, 1999 and September 30, 1998, respectively. The Company attributes the improvement to the implementation of tighter credit standards in March 1997 and strategic changes made in its origination and collection departments. Delinquency on the Tier I automobile portfolio was 3.18% at September 30, 1999, compared to 2.63% and 3.05% at June 30, 1999 and September 30, 1998, respectively. Management believes that the increase in delinquency is a result of several factors, including inefficiencies in the collection process and general seasonality experienced in the portfolio. Recoveries as a percentage of gross charge-offs on the Tier I portfolio decreased slightly to 41.12% for the quarter ended September 30, 1999, compared to 41.50% for the quarter ended June 30, 1999, and increased from 38.67% for the same quarter of last year. This increase over the prior year is primarily due to an increase in the retail sale of repossessed vehicles at the Company's new car franchised dealership in Indianapolis for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. This method of disposing of repossessions along with stricter monitoring of the repossession and resale process should increase the recovery rate over time. Recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. Approximately 15% of repossessed automobiles were sold at the Company's retail operation during the three months ended September 30, 1999, compared to approximately 9% for the three months ended September 30, 1998. For those automobiles sold at retail during the quarter ended September 30, 1999, the net proceeds received were approximately 58% of the percentage of the gross charge-off amount. See "Discussion of Forward-Looking Statements".

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the fiscal 2000 first quarter securitization was 4.50% over the life of the pool based on a combined sale of Tier I, Tier II and modified receivables. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.57% at September 30, 1999, compared to 4.63% and 4.64% at June 30, 1999, and September 30, 1998, respectively.

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

                                                          Tier I Delinquency Experience
                                ------------------------------------------------------------------------------------

                                 At September 30, 1999         At June 30, 1999           At September 30, 1998
                                -----------------------  ---------------------------    ----------------------------
                                                               (Dollars in thousands)
                                Number of                   Number of                      Number of
                               Receivables     Amount      Receivables      Amount        Receivables      Amount
                               ----------   ------------   -----------    ----------      -----------    -----------
Servicing portfolio              217,296     $2,530,654      213,746      $2,464,371        194,882      $2,151,695
Delinquencies:
  30-59 days                       4,714         50,734        3,962          41,475          3,741      $   38,040
  60-89 days                       1,955         20,439        1,614          16,654          1,873          19,652
  90 days or more                    875          9,291          670           6,754            793           7,966
                                ---------   ------------  -----------    ------------      ---------     -----------
Total delinquencies                7,544         80,464        6,246          64,883          6,407      $   65,658
                                =========   ============  ===========    ============      =========     ===========
Delinquency as a percentage
  of servicing portfolio           3.47%          3.18%        2.92%           2.63%          3.29%           3.05%




         As indicated by the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over were 3.18% at September 30, 1999, compared to 2.63% at June 30, 1999, and 3.05% at September 30, 1998, for the Company's Tier I servicing portfolio.

                                                                    Tier I Credit Loss Experience
                                                                     For the Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                            September 30, 1999             June 30, 1999                   September 30, 1998
                                        -------------------------   ----------------------------      ---------------------------
                                                                      (Dollars in thousands)

                                         Number of                   Number of                        Number of
                                        Receivables     Amount      Receivables        Amount         Receivables       Amount
                                        -----------     ------      -----------        ------         -----------       ------
Average servicing portfolio              216,508       $2,515,461     211,533         $2,424,663        190,877        $2,088,163

Gross charge-offs                          2,003       $   21,088       1,829         $   20,308          2,196        $   23,651
Recoveries                                                  8,671                          8,428                            9,146
                                                      ------------                   ------------                     -----------
  Net charge-offs                                      $   12,417                     $   11,880                       $   14,505
                                                      ============                   ============                     ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)       3.70%            3.35%       3.46%              3.35%          4.60%             4.53%
Recoveries as a percentage of
  gross charge-offs                                        41.12%                         41.50%                           38.67%
Net charge-offs as a percentage
  of average servicing portfolio (1)                        1.97%                          1.96%                            2.78%

(1) Annualized


         As indicated in the above table, net credit losses on the Tier I auto portfolio totaled $12.4 million for the quarter ended September 30, 1999, or 1.97% (annualized) as a percentage of the average servicing portfolio compared to 1.96% and 2.78% for the quarters ended June 30, 1999, and September 30, 1998, respectively.

Results of Operations

         Net earnings increased 163.4% to $5.4 million, or $0.41 per diluted share, for the quarter ended September 30, 1999, compared to $2.1 million, or $0.16 per diluted share, for the quarter ended September 30, 1998. The increase in net earnings for the quarter ended September 30, 1999 was primarily related to a higher gain on sale of receivables, net and a lower amount of provision for estimated credit losses.

         Net interest margin after provision for estimated credit losses increased 47.3% to $6.6 million for the quarter ended September 30, 1999, compared to $4.5 million for the quarter ended September 30, 1998. The increase was primarily related to a lower provision for estimated credit losses in the first quarter of fiscal 2000 compared to the same quarter of the previous fiscal year.

         Interest on receivables held for sale decreased 1.3% to $8.1 million for the quarter ended September 30, 1999, compared to $8.3 million for the same period of fiscal 1999. The decrease in interest on receivables held for sale was primarily a result of a decrease in the average outstanding balance of receivables held for sale for the quarter to $239.0 million, compared to $256.1 million for the quarter ended September 30, 1998.

         Retained interest and other interest income increased 1.7% to $5.7 million for the quarter ended September 30, 1999, respectively, compared to $5.6 million for the quarter ended September 30, 1998. Other interest income related to discount accretion was $5.4 million for the quarter ended September 30, 1999, compared to $5.1 million for the quarter ended September 30, 1998. The discount component of Retained Interest increased at June 30, 1998 by implementing the "cash out" method and again at June 30, 1999 by increasing the discount rate used to record the gain on sale of receivables. (Discussed in detail in the Company's Annual Report on Form 10-K for fiscal 1999). The resulting effect of this increase was an increase in the amount of the discount. However, due to a Retained Interest valuation policy change in the second quarter of fiscal 1999, the accretion of the discount was reduced on some pools that were determined to be at risk for an other than temporary impairment. Other interest income related to the restricted cash accounts (collection and spread accounts) for the quarters ended September 30, 1999, and 1998 were $357,000 and $522,000, respectively.

         Interest expense decreased 7.6% to $6.6 million for the quarter ended September 30, 1999, compared to $7.1 million for the quarter ended September 30, 1998. The decrease was a result of lower long-term debt interest expense related to the required second principal payment of $22.0 million on Senior Debt during August 1999 as well as lower average warehouse borrowing needs due to lower receivable acquisitions.

         Provision for estimated credit losses decreased 67.7% to $750,000 for the quarter ended September 30, 1999, compared to $2.3 million for the quarter ended September 30, 1998. The decrease is primarily due to a smaller portfolio of Tier II and modified receivables as well as improved credit quality on the new receivables acquired.

         Gain on sales of receivables, net increased 141.3% to $6.5 million for the quarter ended September 30, 1999, compared to $2.7 million for the quarter ended September 30, 1998. The gain for the quarters ended September 30, 1999 and 1998, consisted of gains on securitization transactions of $6.8 million and $6.2 million offset by charges for other than temporary impairments of Retained Interest of $240,000 and $3.5 million, respectively. Unrealized gains on
Retained Interest are not charged to income. (See - Financial Condition - "Retained interest in securitized assets," below). The increase in the securitization transaction gain relates to a higher volume of receivables securitized offset by a higher discount rate assumption used in the fiscal 2000 first quarter securitization compared to the fiscal 1999 first quarter securitization. The receivables sold in the securitization for the quarters ended September 30, 1999 and 1998, of $364.8 million and $351.4 million, respectively, primarily included receivable acquisitions for the months of June, July and August of 1999 and 1998, respectively.

         Information relating to the first quarter fiscal 2000 and 1999 securitizations is in the following table.


First Quarter Securitizations                                       Fiscal
                                                    ------------------------------------------
                                                       2000                            1999
                                                       ----                            ----
                                                     1999 - C                        1998 - C
Volume (in millions)                                  $364.8                          $351.4
Weighted average receivable rate                      13.31%                          12.81%
Certificate rate                                       6.22%                           5.55%
Gross spread                                           7.09%                           7.26%
Net spread                                             6.20%                           5.15%
Weighted average life (in years)                       1.95                            2.06
Credit loss assumption                                 4.50%                           4.40%
Annual prepayment speed assumption                    28.00%                          25.00%
Discount rate assumption                              14.66%                           9.58%
Weighted average remaining maturity (in months)        71.1                            68.8


         Servicing fees increased 22.5% to $6.1 million for the quarter ended September 30, 1999, compared to $5.0 million for the quarter ended September 30, 1998. The increase in servicing fees is a result of the increase in average securitized receivables by 22.5% to $2.3 billion for the first quarter of fiscal 2000, compared to $1.9 billion for the first quarter of fiscal 1999. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

         Late charges and other fees increased 24.7% to $1.5 million for the quarter ended September 30, 1999, compared to $1.2 million for the quarter ended September 30, 1998. Other fees consist primarily of late charges and other fee income and the gross profit from the dealership sales. The increase in the current quarter resulted primarily from the dealership gross profit on sales of $324,000 but was offset by a decrease in other fee income related to a decrease in receivable acquisitions and the use of a higher percentage of generic contracts.

         Salaries and benefits expense increased 22.2% to $6.9 million from $5.7 million for the quarters ended September 30, 1999 and 1998, respectively, and was primarily related to performance based incentives.

         Other general and administrative expense increased 13.7% to $4.9 million for the quarter ended September 30, 1999, compared to $4.3 million for the quarter ended September 30, 1998. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.85% for the quarters ended September 30, 1999 and 1998, and continues to be below the industry average.

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. The Company's portfolio of receivables held for sale, net decreased to $230.2 million at September 30, 1999, from $267.3 million at June 30, 1999. The decrease was primarily due to a higher volume of Tier I receivables securitized compared to Tier I receivables acquired in the current quarter resulting from lower receivable acquisitions in the first quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999. Allowance for net credit losses on receivables held for sale was $2.9 million at September 30, 1999, compared to $2.8 million at June 30, 1999. The Company serviced $2.4 billion and $2.3 billion in securitized receivables, and the total servicing portfolio was $2.6 billion and $2.5 billion as of September 30, 1999, and June 30, 1999, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $3.6 million to $194.5 million at September 30, 1999, from $190.9 million at June 30, 1999. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first quarter securitization including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

The  following  table  illustrates  the  components  of the increase in Retained
Interest:

Amounts capitalized (including estimated dealer rebates)            $ 14,822
Collections                                                         (13,492)
Accretion of discount                                                  5,371
Change in spread accounts                                            (7,519)
Impairment                                                             (240)
Net change in unrealized gain                                         4,656
                                                                 ----------
  Increase in Retained Interest                                  $    3,598
                                                                 ==========


         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At September 30, 1999, the allowance related to both Tier I and Tier II securitized receivables totaled $107.4 million or 4.57% of the total securitized receivable portfolio compared to $104.4 million or 4.63% at June 30, 1999. The Company's assumptions for valuing Retained Interest on a "cash out" basis at September 30, 1999, include the Company's latest estimates for net credit losses of 4.00% to 6.47% on Tier I receivables and 12.00% to 15.29% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 22.85% to 28.00% on Tier I receivables and 16.07% to 20.53% on Tier II receivables and discount rates ranging from 8.18% to 14.60% on Tier I receivables and 11.68% to 15.46% on Tier II receivables. The weighted average discount rate used to value Retained Interest at September 30, 1999 was 12.98%. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See
- "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility and long-term debt. The balance of the revolving warehouse credit facility and the Senior and Senior Subordinated Notes was $346.8 million at September 30, 1999, compared to $384.5 million at June 30, 1999. The decrease in borrowings was related to a required principal payment on the Company's Senior Note in August 1999 of $22.0 million and a decrease in acquisition volume for the period after the first quarter securitization through September 30, 1999, compared to the same period ended September 30, 1998.

         Current and deferred income taxes payable. Current and deferred income taxes payable was $14.1 million at September 30, 1999, compared to $16.0 million at June 30, 1999. The decrease is primarily a result of an extension payment made during the quarter ended September 30, 1999 for the fiscal 1999 tax liability offset by the payable associated with current period income.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisition of receivables, (ii) payment of dealer premiums, (iii) securitization costs including cash held in spread accounts and similar cash collateral accounts under the revolving warehouse credit facility, (iv) servicer advances of payments on securitized receivables pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Tier I securitized portfolio, (ii) future servicing cash flows, (iii) dealer premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and (vi) sales of receivables in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash from operating activities increased to $17.2 million for the three months ended September 30, 1999, from net cash from operating activities of ($69.5) million for the three months ended September 30, 1998. The increase was primarily attributable to an increase in receivables securitized relative to receivables acquired. Net cash from investing activities was $20.5 million and $10.3 million for the three months ended September 30, 1999, and 1998, respectively. The increase over prior year relates to higher collections on Retained Interest and change in spread accounts due to lower net credit losses and the release of the 1995B spread account of approximately $7.0 million due to repurchasing the remaining receivables from this securitization.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 2000, derivative financial instrument transactions provided a source of cash of $3.0 million, compared to a use of cash of $5.2 million during the first quarter of fiscal 1999.

         Financing Activities. Net cash from financing activities for the three months ended September 30, 1999, was ($38.1) million compared to net cash from financing activities of ($10.3) million for the three months ended September 30, 1998. The decrease was a result of a decrease in warehouse borrowings for the period after the first quarter securitization through September 30, 1999, compared to the same period ended September 30, 1998.

         The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit which will be available for future use as management deems appropriate. Such facility has a capacity of $250.0 million, all of which is currently available. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions (not including dealer premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset backed securitization, a sale into the recently closed commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

         Warehouse facility. The Company has borrowing arrangements with an independent financial institution for a $500.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund Tier I receivable acquisitions. At September 30, 1999, $169.8 million of the capacity was utilized, and an additional $54.1 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 1999, and September 30, 1998, $185.5 million and $84.8 million of the capacity was utilized, and an additional $67.2 million and $62.6 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments began August 1, 1998, and are due on each subsequent August 1, in the amount equal to approximately 20% of the stated original principal balance. A required principal payment was made on the Senior Notes in August 1998 and August 1999 of $22.0 million. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance, with the remaining principal due at maturity.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

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

Discussion of Forward-Looking Information

         The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, Year 2000 compliance, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1999 which is incorporated herein by this reference.

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

         At this time, all known mission critical systems have been either replaced or upgraded with Year 2000 compliant solutions. The last of these upgrades was performed in March 1999, as scheduled. The Company has been re-testing all systems and plans on completing these tests by November 15, 1999. Beginning October 1, 1999, the Company entered a "quiet period" on in-house development and implementations that will last through December 31, 1999. The purpose of the "quiet period" is to eliminate any new Year 2000 issues by blocking any new software or hardware installations or upgrades except as may be necessary to correct a Year 2000 problem.

         The replacement or remediation costs for Year 2000 compliance issues with the Company is estimated to be less than $100,000, which the Company recognized as incurred. This estimated cost is mostly due to software upgrades that include new features which are combined with Year 2000 corrections.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past Securitizations. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million Securitization, the gain on sale would result in a reduction or an increase of the Gain (Loss) on Sales of Receivables by approximately $3.0 million pre-tax, before consideration of discounting. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $24.0 million, before consideration of discounting, based on a securitized receivable portfolio of $2.4 billion at September 30, 1999. The forgoing examples are developed utilizing the cash flow model employed by management to calculate the fair value of Retained Interest by changing the credit loss assumption as described. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs derivative financial instruments to mitigate this risk. The Company uses a hedging strategy that primarily consists of the execution of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss should substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of Gain (Loss) on Sales of Receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. At September 30, 1999, the Company had an unrealized hedging loss on forward interest rate swaps of $289,000 based on notional amounts outstanding of $371.2 million.

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at September 30, 1999.

                                           Nine months
                                           ended June
                                            30, 2000      2001           2002          2003           Total        Fair Value
                                            --------      ----           ----          ----           -----        ----------
                                                                       (Dollars in thousands)
Amounts due under warehouse facility       $169,800    $    --        $    --      $        --       $169,800       $169,800
   Weighted average variable rate              5.12%

Long-term debt                             $     --    $22,000        $43,667      $   111,333       $177,000       $155,655
   Weighted average fixed rate                 0.00%      8.53%          8.14%            8.86%          8.64%

Sensitivity analysis on Retained Interest

At September 30, 1999, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:


Amounts as of September 30, 1999                               Tier I               Tier II           Total
                                                               ------               -------           -----
Fair value of retained interest                              192,750,243            7,656,367       200,406,609

Prepayment speed assumption (annual rate)                   22.50%-28.00%        16.07% - 20.53%

Impact on fair value of 10% adverse change                   186,947,223            7,599,313       194,546,536
Impact on fair value of 20% adverse change                   181,451,225            7,543,699       188,994,924


Net loss rate assumption (pool life rate)                   4.00% - 6.47%        12.00%-15.29%

Impact on fair value of 10% adverse change                   174,407,614            6,473,988       180,881,602
Impact on fair value of 20% adverse change                   155,870,532            5,275,948       161,146,480


Discount rate assumption (annual rate)                     8.18% - 14.60%       11.68% - 15.46%

Impact on fair value of 10% adverse change                   188,467,785            7,506,680       195,974,465
Impact on fair value of 20% adverse change                   184,380,313            7,362,158       191,742,471



Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Union Acceptance Corporation

November 12, 1999                       By: /S/ John M. Stainbrook
                                        ----------------------------------------
                                        John M. Stainbrook
                                        President and Chief Executive Officer



November 12, 1999                       By: /S/ Rick A. Brown
                                        ----------------------------------------
                                        Rick A. Brown
                                        Treasurer, Secretary and
                                        Chief Financial Officer