Form 10-Q
period 1999-12-31
UNION ACCEPTANCE CORP
filed 2000-02-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                         Commission File Number: 0-26412

                          UNION ACCEPTANCE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                      35-1908796
          -------                                      ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)



250 N. Shadeland Avenue, Indianapolis, IN                 46219
-----------------------------------------                 -----
 (Address of principal executive office)                (Zip Code)



                                 (317) 231-6400
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                        Outstanding at February 4, 2000

Class A Common Stock, without par value              5,816,024 Shares
---------------------------------------              ----------------
Class B Common Stock, without par value              7,461,608 Shares
---------------------------------------              ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         December 31, 1999 and June 30, 1999                                  3

         Consolidated Condensed Statements of Earnings
         for the Three and Six Months Ended December 31, 1999 and 1998        4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended December 31, 1999 and 1998                          5

         Consolidated Condensed Statement of  Shareholders' Equity for the
         Six Months Ended December 31, 1999                                   6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21

Part II. OTHER INFORMATION                                                   23


         Signatures                                                          24

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                        December 31,     June 30,
Assets                                                                     1999            1999
                                                                        -------------------------
Cash and cash equivalents                                                $ 10,876        $  8,088
Restricted cash                                                            12,430          12,379
Receivables held for sale, net                                            174,998         267,316
Retained interest in securitized assets                                   198,619         190,865
Accrued interest receivable                                                 1,425           2,035
Property, equipment, and leasehold improvements, net                        9,727           8,375
Other assets                                                               22,460          25,868
                                                                         --------        --------

Total Assets                                                             $430,535        $514,926
                                                                         ========        ========

Liabilities and Shareholders' Equity

Liabilities
-----------
Amounts due under warehouse facilities                                   $127,359        $185,500
Long-term debt                                                            177,000         199,000
Accrued interest payable                                                    4,506           5,287
Amounts due to trusts                                                      14,018          13,152
Dealer premiums payable                                                     1,122           2,564
Current and deferred income taxes payable                                   3,326          16,022
Other payables and accrued expenses                                         4,020           3,922
                                                                         --------        --------

Total Liabilities                                                         331,351         425,447
                                                                         --------        --------

Commitment and Contingencies                                                   --              --

Shareholders' Equity
--------------------
 Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                                --              --

 Class A Common Stock, without par value, authorized
 30,000,000 shares; 5,816,024 and 5,099,344 shares issued and
 outstanding at December 31, 1999 and June 30, 1999, respectively          58,620          58,452

 Class B Common Stock, without par value, authorized
 20,000,000 shares; 7,461,608 and 8,150,266 shares issued and
 outstanding at December 31, 1999 and June 30, 1999, respectively              --              --

Accumulated other comprehensive earnings, net of income taxes               2,169             199
Retained earnings                                                          38,395          30,828
                                                                         --------        --------

Total Shareholders' Equity                                                 99,184          89,479
                                                                         --------        --------

Total Liabilities and Shareholders' Equity                               $430,535        $514,926
                                                                         ========        ========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)


                                                              Three Months Ended                      Six Months Ended
                                                                 December 31,                           December 31,
                                                        ------------------------------        ------------------------------
                                                           1999               1998               1999               1998
                                                        -----------        -----------        -----------        -----------


Interest on receivables held for sale                   $     6,684        $     6,938        $    14,829        $    15,189
Retained interest and other                                   6,442              5,195             12,170             10,827
                                                        -----------        -----------        -----------        -----------

 Total interest income                                       13,126             12,133             26,999             26,016
Interest expense                                              6,179              6,496             12,743             13,601
                                                        -----------        -----------        -----------        -----------

 Net interest margin                                          6,947              5,637             14,256             12,415
Provision for estimated credit losses                           665              1,275              1,415              3,600
                                                        -----------        -----------        -----------        -----------
 Net interest margin after provision
 for estimated credit losses                                  6,282              4,362             12,841              8,815
                                                        -----------        -----------        -----------        -----------

Gain on sales of receivables, net                             1,261              4,087              7,791              6,793
Servicing fees                                                6,188              5,469             12,256             10,422
Late charges and other fees                                   1,508              1,173              3,013              2,379
                                                        -----------        -----------        -----------        -----------

   Other revenues                                             8,957             10,729             23,060             19,594
                                                        -----------        -----------        -----------        -----------

Salaries and benefits                                         6,737              5,453             13,664             11,123
Other general and administrative expenses                     4,993              4,856              9,907              9,177
                                                        -----------        -----------        -----------        -----------

   Total operating expenses                                  11,730             10,309             23,571             20,300
                                                        -----------        -----------        -----------        -----------

Earnings before provision for income taxes                    3,509              4,782             12,330              8,109
Provision for income taxes                                    1,361              1,859              4,763              3,129
                                                        -----------        -----------        -----------        -----------

Net earnings                                            $     2,148        $     2,923        $     7,567        $     4,980
                                                        ===========        ===========        ===========        ===========

Net earnings per common share (basic & diluted)         $      0.16        $      0.22        $      0.57        $      0.38
                                                        ===========        ===========        ===========        ===========

Basic weighted average number of common
  shares outstanding                                     13,264,379         13,236,313         13,257,519         13,233,897
                                                        ===========        ===========        ===========        ===========
Diluted weighted average number of common
  shares outstanding                                     13,308,923         13,236,313         13,302,220         13,236,038
                                                        ===========        ===========        ===========        ===========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                  ---------------------------
                                                                                     1999              1998
                                                                                  ---------         ---------

Cash flows from operating activities:
   Net earnings                                                                   $   7,567         $   4,980
      Adjustments to reconcile net earnings to net cash
      from operating activities:
          Increase in receivables held for sale, net of liquidations               (580,250)         (756,893)
          Dealer premiums paid, net on receivables held for sale                    (16,324)          (28,456)
          Proceeds from securitization of receivables held for sale                 667,484           627,293
          Gain on sales of receivables                                              (11,347)          (20,912)
          Impairment of retained interest in securitized assets                       4,243             5,172
          Accretion of discount on retained interest in securitized assets          (11,412)           (9,640)
          Provision for estimated credit losses                                       1,415             3,600
          Amortization and depreciation                                               1,742             2,430
          Restricted cash                                                               (50)            5,288
          Other assets and accrued interest receivable                                2,926              (701)
          Amounts due to trusts                                                         866            (2,656)
          Other payables and accrued expenses                                       (13,287)            2,928
                                                                                  ---------         ---------
             Net cash from operating activities                                      53,574          (167,567)
                                                                                  ---------         ---------

Cash flows from investing activities:
   Collections on retained interest in securitized assets
      and change in spread accounts                                                  31,768            21,264
   Capital expenditures                                                              (2,060)           (1,225)
                                                                                  ---------         ---------
             Net cash from investing activities                                      29,708            20,039

Cash flows from financing activities:
   Principal payment on long-term debt                                              (22,000)          (22,000)
   Stock options exercised                                                               93                --
   Net change in warehouse credit facilities                                        (58,141)          101,708
   Payment of borrowing fees                                                           (446)             (102)
                                                                                  ---------         ---------
             Net cash from financing activities                                     (80,494)           79,606
                                                                                  ---------         ---------

Change in cash and cash equivalents                                                   2,788           (67,922)

Cash and cash equivalents, beginning of period                                        8,088            75,612
                                                                                  ---------         ---------

Cash and cash equivalents, end of period                                          $  10,876         $   7,690
                                                                                  =========         =========

Supplemental disclosures of cash flow information:
Income taxes paid                                                                 $  18,987         $       6
Interest paid                                                                     $  13,253         $  14,366


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended December 31, 1999
(Dollars in thousands, except per share data)
(Unaudited)



                                         Number of Common Stock                         Accumulated
                                           Shares Outstanding                              Other                        Total
                                     --------------------------------     Common        Comprehensive   Retained    Shareholders'
                                         Class A          Class B          Stock         Earnings       Earnings       Equity
                                     ---------------------------------------------------------------------------------------------

Balance at June 30, 1999                   5,099,344       8,150,266        $ 58,452         $   199      $ 30,828       $ 89,479

Comprehensive earnings:
   Net earnings                                    -               -               -               -         7,567          7,567
   Net unrealized gain on retained
     interest in securitized assets                -               -               -           3,159             -          3,159
   Income taxes related to unrealized
     gain in securitized assets                    -               -               -          (1,189)            -         (1,189)
                                                                                                                    --------------
Total comprehensive earnings                                                                                                9,537

Grants of common stock                        10,550                              75                                           75

Stock options exercised                       17,472               -              93               -             -             93

Conversion of Class B
   Common Stock into
   Class A Common Stock                      688,658        (688,658)              -               -             -              -
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1999               5,816,024       7,461,608        $ 58,620         $ 2,169      $ 38,395       $ 99,184
                                     =============================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1999 and 1998

(Unaudited)

Note 1 - Basis of Presentation

         The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries.

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

         In determining the fair value of the Retained Interest in Securitized Assets ("Retained Interest"), the Company must estimate the future rates of gross credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 21.31% to 28.00% and 14.16% to 20.73% on Tier I and Tier II receivables, respectively, at December 31, 1999. The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used estimated net credit losses ranging from 4.00% to 6.63% and 12.00% to 16.00% on Tier I and Tier II receivables, respectively, as a percentage of the original principal balance over the life of the receivables to value Retained Interest at December 31, 1999. The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate ranging from 8.90% to 15.24% and 12.40% to 16.11% on Tier I and Tier II receivables, respectively, at December 31, 1999. The weighted average discount rate used to value Retained Interest at December 31, 1999 was 13.55% compared to 12.83% at June 30, 1999.

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

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1999 and 1998

(Unaudited)

Note 4 - Segment Information

         The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") effective June 30, 1999. SFAS 131 provided new guidance on segment reporting. The Company determined it has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment was determined based on management's approach to operating decisions, assessing performance and reporting financial information.

Note 5 - Earnings Per Share

         Earnings per Share have been computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Standards No. 128 "Earnings per Share" (EPS). The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                         Three Months Ended           Six Months Ended
                                             December 31,                December 31,
                                       -----------------------    ------------------------
                                          1999         1998          1999          1998
                                       -----------------------    ------------------------
Basic EPS:
    Weighted average common shares     13,264,379   13,236,313    13,257,519    13,233,897
                                       ==========   ==========    ==========    ==========

Diluted EPS:
    Weighted average common shares     13,264,379   13,236,313    13,257,519    13,233,897
    Dilutive effect of stock options       44,544            -        44,701         2,141
                                       ----------   ----------    ----------    ----------
    Weighted average common and
         incremental shares            13,308,923   13,236,313    13,302,220    13,236,038
                                       ==========   ==========    ==========    ==========


         The effect of stock options not exercised during the three and six months ended December 31, 1999 are dilutive although the effect on earnings per share is less than $.01. The effect of stock options not exercised during the six months ended December 31, 1998 are dilutive although the effect on earnings per share is less than $.01. The effect of stock options not exercised during the three months ended December 31, 1998 are anti-dilutive and therefore not included in weighted average common shares.

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

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 1999 and 1998

(Unaudited)

Note 7 - Retained Interest in Securitized Assets

         Retained Interest in Securitized Assets is recorded as an "available for sale" security and is recorded at fair value with unrealized gains and losses attributable to changes in fair value, net of income taxes, recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

Retained Interest in Securitized Assets is as follows (in thousands) at:


                                                           December 31,          June 30,
                                                              1999                 1999
                                                          -----------          -----------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                   $   278,568          $   248,687
Estimated dealer premium rebates refundable                    19,943               22,923
Estimated credit losses on securitized receivables           (107,625)            (104,448)
Spread accounts                                                61,424               69,757
Discount to present value                                     (53,691)             (46,054)
                                                          -----------          -----------
    Total Retained Interest in Securitized Assets         $   198,619          $   190,865
                                                          ===========          ===========

Outstanding balance of securitized receivables            $ 2,408,857          $ 2,256,415
                                                          ===========          ===========
Estimated credit losses as a percentage of
  securitized receivables serviced                               4.47%                4.63%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

         The Company derives substantially all of its earnings from the acquisition, securitization and servicing of retail installment sales contracts and installment loan agreements. The retail installment sales contracts are originated by dealerships affiliated with major domestic and foreign manufacturers, and the loan agreements are originated by the Company as a result of referrals by the dealerships. To fund the acquisition of these receivables prior to securitization, the Company utilizes a revolving warehouse credit facility, discussed in "Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues Securities to investors representing pro-rata interests in the receivables sold or notes representing the indebtedness of the trust secured by the receivables sold. When the Company sells receivables in a securitization, it records a gain (or loss) on sale of receivables and establishes Retained Interest in Securitized Assets ("Retained Interest") as an asset. Excess cash flows are recorded against Retained Interest as received over the life of the related securitization.

         Acquisition Volume. The Company currently acquires receivables in 35 states from over 4,300 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). Total receivable acquisitions were $263.8 million for the quarter ended December 31, 1999, compared to $330.3 million for the quarter ended September 30, 1999, and $361.9 million for the same quarter of last fiscal year. The Company's primary focus is on acquiring high quality, profitable receivables. The Company operated in a lower, more stable interest rate environment during the prior fiscal year which contributed to higher acquisition volume. During the first and second quarters of fiscal 2000, the Company experienced pricing pressures due to increasing treasury rates and as a result experienced lower receivable acquisitions. The Company also believes the decrease in receivable acquisitions is due to the seasonality of the industry in which it operates and its commitment to maintaining a high credit quality obligor. Although receivable acquisitions were lower, the Company succeeded in its effort to improve credit quality by increasing the weighted average credit score on receivables acquired during the second quarter ended December 31, 1999, over the fiscal 2000 first quarter and any fiscal 1999 quarter. The Company had receivable acquisitions of $106.0 million for the month of January and is targeting higher receivables acquisitions for the third and fourth quarters of fiscal 2000 compared to the quarter ended December 31, 1999. The Company plans to continue its expansion into the northeastern states during the latter half of the third quarter and into the fourth quarter. The Company believes that its increased emphasis on growing existing markets and its planned expansion will result in increased acquisition volume. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the second quarter securitization of fiscal 2000 were 7.06% and 5.66% compared to 6.89% and 5.25%, respectively, over the same quarter of last fiscal year. Gross spread is defined as the difference between the weighted average receivable rate and the rate born by the related asset-backed securities. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses.

         Net spreads are currently targeted at 5.00% to 5.50% on securitizations for the quarter ended March 31, 2000 and 5.25% to 5.75% for the quarter ended June 30, 2000. Management believes that by targeting a spread of 7.00% to 7.50% between receivable rates and the two-year treasury rate that these net spreads can be achieved. Although management believes these spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Gain on Sales of Receivables, Net and Interest Rate Risk. Gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, and the level of estimation for net credit losses.

         The Company's sources for funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of the execution of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and widening swap spreads and realizes a loss on such transactions during periods of decreasing interest rates and tightening swap spreads. The hedging gain or loss will in part offset changes in interest rates as reflected by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the gain on sales of receivables, net.

         Portfolio Performance. The Company saw a stabilization of net credit losses during the previous three quarters but experienced an increase for the quarter ended December 31, 1999. Tier I net credit losses totaled 2.40% for the quarter ended December 31, 1999, compared to 1.97% and 2.15% for the quarters ended September 30, 1999 and December 31, 1998, respectively. Tier I net credit losses for the six months ended December 31, 1999 were 2.19% which was lower than 2.46% for the six months ended December 31, 1998. Delinquency on the Tier I automobile portfolio was 3.33% at December 31, 1999, compared to 3.18% and 3.04% at September 30, 1999 and December 31, 1998, respectively. Management believes that the increase in net credit losses and delinquency is a result of several factors, including a continued deterioration in credit quality of the older pools including 1997A and before and general seasonality experienced in the portfolio. The Company expects Tier I net credit losses and delinquencies to stabilize in the third quarter. Recoveries as a percentage of gross charge-offs on the Tier I portfolio decreased to 38.87% for the quarter ended December 31, 1999, compared to 41.12% for the quarter ended September 30, 1999, and increased from 37.79% for the same quarter of last year. This increase over the prior year is primarily due to an increase in the retail sale of repossessed vehicles at the Company's new car franchised dealership in Indianapolis for the quarter ended December 31, 1999, compared to the quarter ended December 31, 1998. This method of disposing of repossessions along with stricter monitoring of the repossession and resale process should increase the recovery rate over time. Recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. Approximately 20% of repossessed automobiles were sold at the Company's retail operation during the three months ended December 31, 1999, compared to approximately 18% for the three months ended December 31, 1998. For those automobiles sold at retail during the quarter ended December 31, 1999, the net proceeds received were approximately 56% of the percentage of the gross charge-off amount. See - "Discussion of Forward-Looking Statements".

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the fiscal 2000 second quarter securitization was 4.50% over the life of the pool based on a combined sale of Tier I, Tier II and modified receivables. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.47% at December 31, 1999, compared to 4.57% and 4.59% at September 30, 1999, and December 31, 1998, respectively.

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

                                                                   Tier I Delinquency Experience
                               -----------------------------------------------------------------------------------------------------
                                     At December 31, 1999              At September 30, 1999              At December 31, 1998
                               --------------------------------- ----------------------------------  -------------------------------
                                                                      (Dollars in thousands)

                                  Number of                        Number of                           Number of
                                 Receivables        Amount        Receivables         Amount          Receivables          Amount
                                 -----------      ----------     ------------      -----------        -----------        -----------
Servicing portfolio                 217,904       $2,540,391        217,296        $ 2,530,654            202,890        $2,277,112
Delinquencies:
     30-59 days                       4,636         $ 49,988          4,714            $50,734              4,379          $ 44,626
     60-89 days                       2,202           24,505          1,955             20,439              1,682            17,475
     90 days or more                    944           10,151            875              9,291                694             7,161
                                  ----------      -----------       --------       ------------           --------       -----------
Total delinquencies                   7,782         $ 84,644          7,544            $80,464              6,755          $ 69,262
                                  ==========      ===========       ========       ============           ========       ===========
Delinquency as a percentage
     of servicing portfolio            3.57%            3.33%          3.47%              3.18%              3.33%             3.04%



         As indicated by the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over were 3.33% at December 31, 1999, compared to 3.18% at September 30, 1999, and 3.04% at December 31, 1998, for the Company's Tier I servicing portfolio.

                                                                     Tier I Credit Loss Experience
                                                                      For the Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                               December 31, 1999            September 30, 1999            December 31, 1998
                                        -------------------------      --------------------------    ----------------------------
                                                                        (Dollars in thousands)

                                         Number of                      Number of                      Number of
                                        Receivables      Amount        Receivables      Amount        Receivables        Amount
                                        -----------      ------        -----------      ------        -----------        ------
Average servicing portfolio               217,695      $2,537,094         216,508      $2,515,461         200,164      $2,234,753

Gross charge-offs                           2,232      $   24,948           2,003      $   21,088           1,886      $   19,339
Recoveries                                                  9,698                           8,671                           7,309
                                                       ----------                      ----------                      ----------
    Net charge-offs                                    $   15,250                      $   12,417                      $   12,030
                                                       ==========                      ==========                      ==========

Gross charge-offs as a percentage
    of average servicing portfolio (1)       4.10%           3.93%           3.70%           3.35%           3.77%           3.46%
Recoveries as a percentage of
    gross charge-offs                                       38.87%                          41.12%                          37.79%
Net charge-offs as a percentage
    of average servicing portfolio (1)                       2.40%                           1.97%                           2.15%

(1) Annualized


                                                           For the Six Months Ended
                                      ---------------------------------------------------------------
                                             December 31, 1999                   December 31, 1998
                                      -----------------------------         -------------------------
                                                            (Dollars in thousands)

                                        Number of                            Number of
                                       Receivables       Amount             Receivables      Amount
                                       -----------     ----------           -----------    ----------
Average servicing portfolio              217,102       $ 2,526,278            195,521      $2,161,458

Gross charge-offs                          4,235            46,037              4,082          42,990
Recoveries                                                  18,370                             16,455
                                                       -----------                        -----------
    Net charge-offs                                    $    27,667                         $   26,535
                                                       ===========                        ===========

Gross charge-offs as a percentage
    of average servicing portfolio (1)     3.90%             3.64%              4.18%           3.98%
Recoveries as a percentage
    of gross charge-offs                                    39.90%                             38.28%
Net charge-offs as a percentage
    of average servicing portfolio (1)                       2.19%                              2.46%

(1) Annualized


         As indicated in the above table, net credit losses on the Tier I auto portfolio totaled $15.3 million for the quarter ended December 31, 1999, or 2.40% (annualized) as a percentage of the average servicing portfolio, compared to 1.97% and 2.15% for the quarters ended September 30, 1999, and December 31, 1998, respectively.

Results of Operations

         Net earnings decreased 26.5% to $2.1 million, or $.16 per diluted share, for the quarter ended December 31, 1999, compared to $2.9 million, or $0.22 per diluted share, for the quarter ended December 31, 1998. Net earnings increased 52.0% to $7.6 million, or $.57 per diluted share, for the six months ended December 31, 1999, compared to $5.0 million, or $.38 per diluted share, for the six months ended December 31, 1998. The decrease in net earnings for the quarter ended December 31, 1999 was primarily related to other than temporary impairments taken during the quarter. The increase in net earnings for the six months ended December 31, 1999 was primarily related to an increase in the net interest margin after provision for estimated credit losses and an increase in servicing fees over the same period of the prior fiscal year.

         Net interest margin after provision for estimated credit losses increased 44.0% to $6.3 million and 45.7% to $12.8 million for the quarter and six months ended December 31, 1999, respectively, compared to $4.4 million and $8.8 million for the corresponding periods ended December 31, 1998. The increase in the net interest margin after provision for estimated credit losses was primarily due to a decrease in the provision for estimated credit losses and an increase in discount accretion included in retained interest and other interest income.

         Interest on receivables held for sale decreased 3.7% to $6.7 million and 2.4% to $14.8 million for the quarter and six months ended December 31, 1999, respectively, compared to $6.9 million and $15.2 million for the same periods of fiscal 1999. The decrease in interest on receivables held for sale was primarily a result of a decrease in the average outstanding balance of receivables held for sale to $190.0 million and $214.5 million for the quarter and six months ended December 31, 1999, respectively, compared to $218.9 million and $237.5 million for the same periods ended December 31, 1998.

         Retained interest and other interest income increased 24.0% to $6.4 million and 12.4% to $12.2 million for the quarter and six months ended December 31, 1999, respectively, compared to $5.2 million and $10.8 million for the corresponding periods ended December 31, 1998. Other interest income related to discount accretion was $6.1 million and $11.5 million for the quarter and six months ended December 31, 1999, respectively, compared to $4.7 million and $9.8 million for the quarter and six months ended December 31, 1998. The discount component of Retained Interest increased at June 30, 1998 by implementing the "cash out" method and again at June 30, 1999 by increasing the discount rate used to record the gain on sale of receivables. (A more detailed discussion can be found in the Company's Annual Report on Form 10-K for fiscal 1999). The resulting effect during the current period was an increase in the amount of the discount accreted into income. This increase in accretion was somewhat offset by slower accretion of the discount into income on some pools that were determined to be at risk for other than temporary impairment. Other interest income related to the restricted cash accounts (collection and spread accounts) for the quarter and six months ended December 31, 1999, was $330,000 and $686,000, respectively, compared to $484,000 and $1.0 million, respectively, for the quarter and six months ended December 31, 1998.

         Interest expense decreased 4.9% to $6.2 million and 6.3% to $12.7 million for the quarter and six months ended December 31, 1999, respectively, compared to $6.5 million and $13.6 million for the corresponding periods ended December 31, 1998. The decrease was a result of lower long-term debt interest expense as a result of a lower principal balance on long-term debt due to the required second principal payment of $22.0 million on Senior Debt during August 1999 as well as lower average warehouse borrowing needs due to lower receivable acquisitions.

         Provision for estimated credit losses decreased 47.8% to $665,000 and 60.1% to $1.4 million for the quarter and six months ended December 31, 1999, respectively, compared to $1.3 million and $3.6 million, respectively, for the same periods of the fiscal 1999. The decrease is primarily due to lower receivable acquisitions and a smaller portfolio of Tier II and modified receivables held on balance sheet. Additionally, the allowance as a percentage of the Tier II and modified portfolios has been increasing as these portfolios have been experiencing fewer losses. The allowance for estimated credit losses related to the held for sale portfolio serviced was 1.67% at December 31, 1999, compared to 1.28% at September 30, 1999 and .92% at December 31, 1998.

         Gain on sales of receivables, net decreased 69.2% to $1.3 million and increased 14.7% to $7.8 million for the quarter and six months ended December 31, 1999, respectively, compared to $4.1 million and $6.8 million for the quarter and six months ended December 31, 1998, respectively. The gain for the quarters ended December 31, 1999 and 1998, consisted of gains on securitization transactions of $5.3 million and $5.7 million offset by charges for other than temporary impairments of Retained Interest of $4.0 million and $1.6 million, respectively. The gain for the six months ended December 31, 1999 and 1998, consisted of gains on securitization transactions of $12.1 million and $12.0 million and charges for other than temporary impairments of Retained Interest of $4.3 million and $5.2 million, respectively. Unrealized gains or losses on Retained Interest are not charged to income. (See - Financial Condition - "Retained interest in securitized assets," below). The decrease in the securitization transaction gain primarily relates to a higher discount assumption and a higher credit loss assumption used in the calculation of the second quarter of fiscal 2000 gain on sale compared to the gain on sale recorded in the same period of the prior fiscal year. Offsetting the increase in assumptions was an increase in the volume of receivables sold in the fiscal 2000 second quarter securitization compared to the fiscal 1999 second quarter securitization. The receivables sold in the securitization for the quarters ended December 31, 1999 and 1998, of $302.7 million and $275.9 million, respectively, primarily included receivable acquisitions for the months of September, October and November of 1999 and 1998, respectively.

         Set forth below is certain information relating to the second quarter fiscal 2000 and 1999 securitizations.

Second Quarter Securitizations                               Fiscal
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
                                                   1999 - D        1998 - D

Amount securitized (in millions)                     $302.7         $275.9
Weighted average receivable rate                     13.62%         12.74%
Certificate rate                                      6.56%          5.85%
Gross spread (1)                                      7.06%          6.89%
Net spread (2)                                        5.66%          5.25%
Weighted average life (in years)                       1.95           2.01
Credit loss assumption                                4.50%          4.40%
Annual prepayment speed assumption                   28.00%         25.00%
Discount rate assumption                             14.81%          9.76%
Weighted average remaining maturity (in months)        69.9           69.1
Gain as a percentage of amount securitized            1.73%          2.10%

(1) Gross spread - difference between the weighted average receivable rate and rate born by the related asset-backed securities.

(2) Net spread - gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gain or losses.


         Servicing fees increased 13.1% to $6.2 million and 17.6% to $12.3 million for the quarter and six months ended December 31, 1999, respectively, compared to $5.5 million and $10.4 million for the quarter and six months ended December 31, 1998, respectively. The increase in servicing fees is a result of the increase in average securitized receivables by 14.8% to $2.4 billion for the second quarter of fiscal 2000 compared to $2.1 billion for the second quarter of fiscal 1999. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

         Late charges and other fees increased 28.6% to $1.5 million and 26.6% to $3.0 million for the quarter and six months ended December 31, 1999, compared to $1.2 million and $2.4 million for the corresponding periods of fiscal 1999. Other fees consist primarily of late charges and other fee income and the gross profit from the dealership sales. The increase in the current quarter resulted primarily from the dealership gross profit on sales of $235,000 and $559,000 for the three and six months ended December 31, 1999, respectively, compared to $65,000 and $105,000 for the comparable periods of the prior fiscal year.

         Salaries and benefits expense increased 23.5% to $6.7 million and 22.8% to $13.7 million for the quarter and six months ended December 31, 1999, respectively, from $5.5 million and $11.1 million for the corresponding periods ended December 31, 1998. The increase was primarily related to an increase in full-time equivalent employees and the accrual of annual performance based incentives. The average full-time equivalents for the quarter and six months ended December 31, 1999 were 574 and 556, respectively, compared to 528 and 534 for the same periods of fiscal 1999.

         Other general and administrative expense increased 2.8% to $5.0 million and 8.0% to $9.9 million for the quarter and six months ended December 31, 1999, respectively, compared to $4.9 million and $9.2 million for the same periods of fiscal 1999. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.82% and 1.83% for the quarter and six months ended December 31, 1999, respectively, compared to 1.79% and 1.82% for the same periods of fiscal 1999 and continues to be below the industry average.

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. The Company's portfolio of receivables held for sale, net decreased to $175.0 million at December 31, 1999, from $267.3 million at June 30, 1999. The decrease was primarily due to a higher volume of Tier I receivables securitized compared to Tier I receivables acquired in the current fiscal quarter resulting from lower receivable acquisitions in the second quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999. Allowance for net credit losses on receivables held for sale was $2.9 million at December 31, 1999, compared to $2.8 million at June 30, 1999. The Company serviced $2.4 billion and $2.3 billion in securitized receivables, and the total servicing portfolio was $2.6 billion and $2.5 billion as of December 31 and June 30, 1999, respectively.

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $7.8 million to $198.6 million at December 31, 1999, from $190.9 million at June 30, 1999. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first and second quarter securitizations including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

The following table illustrates the activity of Retained Interest for the six months ended December 31, 1999 (in thousands):


Balance at June 30, 1999                                        $190,865

Amounts capitalized (including estimated dealer rebates)          29,194
Collections                                                      (23,435)
Accretion of discount                                             11,412
Change in spread accounts                                         (8,333)
Impairment                                                        (4,243)
Net change in unrealized gain (loss)                               3,159
                                                                --------
Balance at December 31, 1999                                    $198,619
                                                                ========

         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At December 31, 1999, the allowance related to both Tier I and Tier II securitized receivables totaled $107.6 million, or 4.47% of the total securitized receivable portfolio, compared to $104.4 million, or 4.63%, at June 30, 1999. The Company's assumptions for valuing Retained Interest on a "cash out" basis at December 31, 1999, include the Company's latest estimates for net credit losses of 4.00% to 6.63% on Tier I receivables and 12.00% to 16.00% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 21.31% to 28.00% on Tier I receivables and 14.16% to 20.73% on Tier II receivables, and discount rates ranging from 8.90% to 15.24% on Tier I receivables and 12.40% to 16.11% on Tier II receivables. The weighted average discount rate used to value Retained Interest at December 31, 1999 was 13.55% compared to 12.83% at June 30, 1999. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See - "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility and long-term debt. The balance of the revolving warehouse credit facility and the Senior and Senior Subordinated Notes was $304.4 million at December 31, 1999, compared to $384.5 million at June 30, 1999. The decrease in borrowings was a result of a required principal payment on the Company's Senior Note in August 1999 of $22.0 million and a decrease in acquisition volume for the period after the second quarter securitization through December 31, 1999, compared to the acquisition volume for the period after the fourth quarter securitization through June 30, 1999.

         Current and deferred income taxes payable. Current and deferred income taxes payable was $3.3 million at December 31, 1999, compared to $16.0 million at June 30, 1999. The decrease is a result of tax payments made during the first and second quarters offset by an increase in tax liability associated with current year earnings.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. The Company's business requires significant amounts of cash to support operations. Its primary uses of cash include (i) acquisition of receivables, (ii) payment of dealer premiums, (iii) securitization costs including cash held in spread accounts and similar cash collateral accounts under the revolving warehouse credit facility, (iv) servicer advances of payments on securitized receivables pursuant to securitization trusts, (v) losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge, (vi) operating expenses, (vii) payment of income taxes, and (viii) interest expense. The Company's sources of cash from operations include (i) standard servicing fees, generally 1.0% per annum of the Tier I securitized portfolio, (ii) cash flows from retained interest in securitized receivables, (iii) dealer premium rebates, (iv) gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge, (v) interest income and (vi) sales of receivables in securitization transactions and (vii) proceeds from sale of interest-only strips in conjunction with securitization transactions. Net cash from operating activities increased to $53.6 million for the six months ended December 31, 1999, from net cash used in operating activities of $167.6 million for the six months ended December 31, 1998. The increase was primarily attributable to an increase in receivables securitized relative to receivables acquired. Net cash from investing activities was $29.7 million and $20.0 million for the six months ended December 31, 1999 and 1998, respectively. The increase over prior year relates to higher collections on Retained Interest and change in spread accounts due to lower net credit losses and the release of the 1995B spread account of approximately $7.0 million due to repurchasing the remaining receivables from this securitization.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first and second quarters of fiscal 2000, derivative financial instrument transactions provided a source of cash of $2.6 million compared to a use of cash of $6.6 million during the first and second quarters of fiscal 1999.

         Financing Activities. Net cash from financing activities for the six months ended December 31, 1999 was ($80.5) million compared to net cash from financing activities of $79.6 million for the six months ended December 31, 1998. The decrease was a result of a decrease in warehouse borrowings for the period after the second quarter securitization through December 31, 1999 compared to the same period ended December 31, 1998.

         The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit which will be available for future use as management deems appropriate. Such facility has a capacity of $250.0 million, all of which is currently available. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset backed securitization, a sale into the commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

         Warehouse facility. The Company has borrowing arrangements with an independent financial institution for a $500.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund Tier I receivable acquisitions. At December 31, 1999, $127.4 million of the capacity was utilized, and an additional $43.3 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 1999, and December 31, 1998, $185.5 million and $174.8 million of the capacity was utilized, and an additional $67.2 million and $51.9 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments began August 1, 1998, and are due on each subsequent August 1st in the amount equal to approximately 20% of the stated original principal balance. A required principal payment was made on the Senior Notes in August 1998 and August 1999 of $22.0 million. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance, with the remaining principal due at maturity.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         Based on current cash flow projections, management believes that the Company's existing capital resources, the revolving warehouse credit facility described above, future earnings, expected growth in receivable acquisitions, and periodic securitization of receivables should provide the necessary capital and liquidity for its operations through at least the next twelve months. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders. See - "Discussion of Forward-Looking Statements".

Discussion of Forward-Looking Statements

         The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1999 which is incorporated herein by this reference.

Year 2000 Compliance

Pre-Century Rollover
--------------------
         All known mission critical systems were either replaced or upgraded with Year 2000 compliant solutions. The last of these upgrades was performed in March 1999 as scheduled. The Company had re-tested all systems by November 15, 1999. There was also a "quiet period" that was implemented from October 1, 1999 through December 31, 1999. The purpose of the "quiet period" was to eliminate any new Year 2000 issues by blocking any new software or hardware installations or upgrades unless to correct a Year 2000 bug.

Post-Century Rollover
---------------------
         All mission critical systems were monitored and tested during the December 31st through January 2nd weekend. There have been three known non-mission critical issues that have arisen since the rollover weekend. The first two were identified and corrected without any outages or service delays. The third issue centered around custom code on two non-mission critical download files that slipped through testing. Once the issue was identified and corrected, normal operation was restored. There were two days of incomplete files with limited impact.

Costs
-----
         The replacement or remedial costs for year 2000 compliance issues with the Company was approximately $100,000, which the Company recognized as incurred. The cost was mostly due to software upgrades that include new features which were combined with Year 2000 corrections. See - "Discussion of Forward-Looking Statements".


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million securitization, the gain on sale would result in a reduction or an increase of the Gain (Loss) on Sales of Receivables by approximately $3.0 million pre-tax, before consideration of discounting. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $24.0 million, before consideration of discounting, based on a securitized receivable portfolio of $2.4 billion at December 31, 1999. The forgoing examples are developed utilizing the cash flow model employed by management to calculate the fair value of Retained Interest by changing the credit loss assumption as described. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs derivative financial instruments to mitigate this risk. The Company uses a hedging strategy that primarily consists of the execution of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and widening swap spreads and realizes a loss on such transactions during periods of decreasing interest rates and tightening swap spreads. The hedging gain or loss should substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of Gain (Loss) on Sales of Receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. At December 31, 1999, the Company had an unrealized hedging gain on forward interest rate swaps of $1.1 million based on notional amounts outstanding of $342.4 million.

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at December 31, 1999.


                                             Six months
                                             ended June
                                              30, 2000         2001         2002          2003          Total        Fair Value
                                              --------         ----         ----          ----          -----        ----------
                                                                            (Dollars in thousands)

Amounts due under warehouse facility          $  127,400    $     -      $     -      $      -        $ 127,400        $127,400
 Weighted average variable rate                    5.24%

Long-term debt                                $       -     $22,000      $43,667      $111,333        $ 177,000        $157,911
 Weighted average fixed rate                      0.00%       8.53%        8.14%         8.86%            8.64%


Sensitivity analysis on Retained Interest

         At December 31, 1999, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:

Amounts as of December 31, 1999                           Tier I                  Tier II                  Total
                                                       -------------           ----------------        -------------
Fair value of retained interest (1)                    $199,651,275               $6,684,463            $206,335,738

Prepayment speed assumption (annual rate)             21.31% - 28.00%            14.16% - 20.73%

Impact on fair value of 10% adverse change             $193,755,881               $6,639,148            $200,395,029
Impact on fair value of 20% adverse change             $188,163,503               $6,595,301            $194,758,804


Net loss rate assumption (pool life rate)              4.00% - 6.63%           12.00% - 16.00%

Impact on fair value of 10% adverse change             $179,142,917               $5,459,441            $184,602,358
Impact on fair value of 20% adverse change             $158,483,730               $4,222,674            $162,706,404


Discount rate assumption (annual rate)                 8.90% - 15.24%           12.40% - 16.11%

Impact on fair value of 10% adverse change             $194,869,223               $6,555,364            $201,424,587
Impact on fair value of 20% adverse change             $190,302,624               $6,430,194            $196,732,818

(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference is primarily relates to the inventory value of repossessed autos that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See "Discussion of Forward-Looking Statements."

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At the Company's Annual Meeting of Shareholders, on November 16, 1999, the following nominees were elected to the Board of Directors.

                              Affirmative              Votes
                                 Votes                Withheld
                            ----------------------------------------

John M. Davis                  43,207,235              10,375
Fred M. Fehsenfeld, Jr.        43,206,835              10,775
Donald A. Sherman              43,207,135              10,475
John M. Stainbrook             43,206,835              10,775
Jerry D. Von Deylen            43,207,135              10,475
Richard D. Waterfield          43,207,235              10,375
Thomas M. West                 43,207,135              10,475



The following proposals were approved at the Company's Annual Meeting on November 16, 1999:

Ratification of appointment of auditors. Deloitte & Touche LLP was retained as the Company's auditors for the fiscal year 2000. The votes were as follows:
12,575,727 Affirmative Votes; 17,351 Negative Votes; and 5,300 Votes Abstained.

Approval of the adoption of the Union Acceptance Corporation 1999 Incentive Stock Plan reserving 300,000 shares of Class A Common Stock. The votes were as follows: 10,340,707 Affirmative Votes; 221,161 Negative Votes; and 6,315 Votes Abstained.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Union Acceptance Corporation

February 14, 2000                         By:      /S/ John M. Stainbrook
                                                   ----------------------
                                          John M. Stainbrook
                                          President and Chief Executive Officer


February 14, 2000                         By:      /S/ Rick A. Brown
                                                   -----------------
                                          Rick A. Brown
                                          Treasurer and Chief Financial Officer