Form 10-Q
period 2000-03-31
UNION ACCEPTANCE CORP
filed 2000-05-12
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                  Class                            Outstanding at May 5, 2000

Class A Common Stock, without par value               5,816,024 Shares
---------------------------------------               ----------------
Class B Common Stock, without par value               7,461,608 Shares
---------------------------------------               ----------------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         March 31, 2000 and June 30, 1999                                     3

         Consolidated Condensed Statements of Earnings
         for the Three and Nine Months Ended March 31, 2000 and 1999          4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended March 31, 2000 and 1999                            5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Nine Months Ended March 31, 2000                                     6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

Part II. OTHER INFORMATION                                                   22

         Signatures                                                          23

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                     March 31,      June 30,
Assets                                                                 2000           1999
                                                                     --------       --------
Cash and cash equivalents                                            $  9,381       $  8,088
Restricted cash                                                        14,692         12,215
Receivables held for sale, net                                        302,525        267,316
Retained interest in securitized assets                               194,692        191,029
Accrued interest receivable                                             2,493          2,035
Property, equipment, and leasehold improvements, net                    9,962          8,375
Other assets                                                           22,340         25,868

Total Assets                                                         $556,085       $514,926
                                                                     ========       ========

Liabilities and Shareholders' Equity

Liabilities
Amounts due under warehouse facilities                               $246,691       $185,500
Long-term debt                                                        177,000        199,000
Accrued interest payable                                                2,474          5,287
Amounts due to trusts                                                  13,897         13,152
Dealer premiums payable                                                 2,370          2,564
Current and deferred income taxes payable                               5,441         16,022
Other payables and accrued expenses                                     5,130          3,922
                                                                     --------       --------

Total Liabilities                                                     453,003        425,447
                                                                     --------       --------

Commitment and Contingencies                                               --             --

Shareholders' Equity
 Preferred Stock, without par value, authorized
 10,000,000 shares; none issued and outstanding                            --             --

 Class A Common Stock, without par value, authorized
 30,000,000 shares; 5,816,024 and 5,099,344 shares issued and
 outstanding at March 31, 2000 and June 30, 1999, respectively         58,632         58,452

 Class B Common Stock, without par value, authorized
 20,000,000 shares; 7,461,608 and 8,150,266 shares issued and
 outstanding at March 31, 2000 and June 30, 1999, respectively             --             --

Accumulated other comprehensive earnings, net of income taxes           2,771            199
Retained earnings                                                      41,679         30,828
                                                                     --------       --------

Total Shareholders' Equity                                           103,082         89,479
                                                                     --------       --------

Total Liabilities and Shareholders' Equity                           $556,085       $514,926
                                                                     ========       ========


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                              March 31,                                 March 31,
                                                      ------------------------------    ------------------------------------------
                                                        2000              1999                 2000                   1999
                                                      ------------------------------    ------------------------------------------

Interest on receivables held for sale                      $8,221           $ 8,087                 $23,050               $23,276
Retained interest and other                                 6,704             4,875                  18,874                15,702
                                                      ------------------------------    ------------------------------------------

 Total interest income                                     14,925            12,962                  41,924                38,978
Interest expense                                            6,805             6,996                  19,548                20,597
                                                      ------------------------------    ------------------------------------------

 Net interest margin                                        8,120             5,966                  22,376                18,381
Provision for estimated credit losses                         840             1,225                   2,255                 4,825
                                                      ------------------------------    ------------------------------------------
 Net interest margin after provision
 for estimated credit losses                                7,280             4,741                  20,121                13,556
                                                      ------------------------------    ------------------------------------------

Gain on sales of receivables, net                           2,754             6,386                  10,545                13,179
Servicing fees                                              6,217             5,601                  18,473                16,023
Late charges and other fees                                 1,667             1,442                   4,680                 3,821
                                                      ------------------------------    ------------------------------------------

Other revenues                                             10,638            13,429                  33,698                33,023
                                                      ------------------------------    ------------------------------------------

Salaries and benefits                                       7,354             6,328                  21,018                17,451
Other general and administrative expenses                   5,215             4,913                  15,122                14,090
                                                      ------------------------------    ------------------------------------------

Total operating expenses                                   12,569            11,241                  36,140                31,541
                                                      ------------------------------    ------------------------------------------

Earnings before provision for income taxes                  5,349             6,929                  17,679                15,038
Provision for income taxes                                  2,065             2,665                   6,828                 5,794
                                                      ------------------------------    ------------------------------------------

Net earnings                                               $3,284           $ 4,264                 $10,851               $ 9,244
                                                      ==============================    ==========================================

 Net earnings per common share (basic and diluted)         $ 0.25            $ 0.32                   $0.82                $ 0.70

Basic weighted average number of common
shares outstanding                                     13,277,632        13,249,260              13,264,175            13,238,944

Common stock options                                       16,682            27,870                  34,520                 7,302
                                                      ------------------------------    ------------------------------------------

Diluted weighted average number of common
shares outstanding                                     13,294,314        13,277,130              13,298,695            13,246,246
                                                      ==============================    ==========================================


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                  ----------------------------------------
                                                                                       2000                    1999
                                                                                  ---------------         ----------------
Cash flows from operating activities:
    Net earnings                                                                        $ 10,851                   $9,244
       Adjustments to reconcile net earnings to net cash
       from operating activities:
              Increase in receivables held for sale, net of liquidations                (988,171)              (1,073,788)
              Dealer premiums paid, net on receivables held for sale                     (24,516)                 (40,178)
              Proceeds from securitization of receivables held for sale                  950,206                  947,838
              Gain on sales of receivables                                               (19,907)                 (30,772)
              Proceeds on sale of interest-only strip                                          -                    2,847
              Impairment of retained interest in securitized assets                        4,243                    9,464
              Accretion of discount on retained interest in securitized assets           (17,784)                 (13,992)
              Provision for estimated credit losses                                        2,255                    4,825
              Amortization and depreciation                                                2,471                    3,576
              Restricted cash                                                             (2,476)                   5,456
              Other assets and accrued interest receivable                                 1,422                   (7,106)
              Amounts due to trusts                                                          745                   (2,387)
              Other payables and accrued expenses                                        (12,082)                   8,864
                                                                                  ---------------         ----------------
                          Net cash from operating activities                             (92,743)                (176,109)
                                                                                  ---------------         ----------------

Cash flows from investing activities:
    Collections on retained interest in securitized assets
       and change in spread accounts                                                      57,663                   36,173
    Capital expenditures                                                                  (2,465)                  (1,590)
                                                                                  ---------------         ----------------
                          Net cash from investing activities                              55,198                   34,583
                                                                                  ---------------         ----------------

Cash flows from financing activities:
    Principal payment on long-term debt                                                  (22,000)                 (22,000)
    Stock options exercised                                                                   93                        -
    Net change in warehouse credit facilities                                             61,191                   97,253
    Payment of borrowing fees                                                               (446)                    (102)
                                                                                  ---------------         ----------------
                          Net cash from financing activities                              38,838                   75,151
                                                                                  ---------------         ----------------

Change in cash and cash equivalents                                                        1,293                  (66,375)

Cash and cash equivalents, beginning of period                                             8,088                   75,612
                                                                                  ---------------         ----------------

Cash and cash equivalents, end of period                                                 $ 9,381                   $9,237
                                                                                  ===============         ================

Supplemental disclosures of cash flow information:
Income taxes paid                                                                       $ 19,297                    $ 171
Interest paid                                                                           $ 21,858                 $ 24,457


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended March 31, 2000
(Dollars in thousands, except per share data)
(Unaudited)


                                         Number of Common Stock                       Accumulated
                                           Shares Outstanding                            Other                         Total
                                     -------------------------------     Common       Comprehensive   Retained     Shareholders'
                                        Class A          Class B         Stock         Earnings       Earnings        Equity
                                     --------------------------------------------------------------------------------------------

Balance at June 30, 1999                  5,099,344       8,150,266        $58,452            $199      $ 30,828        $ 89,479

Comprehensive earnings:
Net earnings                                      -               -              -               -        10,851          10,851
Net unrealized gain on retained
 interest in securitized assets                   -               -              -           4,133             -           4,133
Income taxes related to unrealized
gain in securitized assets                        -               -              -         (1,561)             -         (1,561)
                                                                                                                   --------------
Total comprehensive earnings                                                                                              13,423

Grants of common stock                       10,550               -             75               -             -              75

Stock options exercised                      17,472               -             93               -             -              93

Other                                             -               -             12               -             -              12

Conversion of Class B
 Common Stock into
 Class A Common Stock                       688,658       (688,658)              -               -             -               -
                                     --------------------------------------------------------------------------------------------
Balance at March 31, 2000                 5,816,024       7,461,608        $58,632         $ 2,771      $ 41,679        $103,082
                                     ============================================================================================




See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2000 and 1999

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

         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2 - Retained Interest in Securitized Assets

         Retained Interest in Securitized Assets is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value, net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

         In determining the fair value of the Retained Interest in Securitized Assets ("Retained Interest"), the Company must estimate the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 22.32% to 28.00% and 10.73% to 20.50% on Tier I and Tier II receivables, respectively, at March 31, 2000. The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used estimated net credit losses ranging from 4.00% to 6.58% and 12.00% to 16.16% on Tier I and Tier II receivables, respectively, as a percentage of the original principal balance over the life of the receivables to value Retained Interest at March 31, 2000. The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate ranging from 9.25% to 15.55% and 11.25% to 16.41% on Tier I and Tier II receivables, respectively, at March 31, 2000. The weighted average discount rate used to value Retained Interest at March 31, 2000 was 13.98% compared to 12.83% at June 30, 1999.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2000 and 1999
(Unaudited)

Retained Interest in Securitized Assets is as follows (in thousands) at:


                                                           March 31,           June 30,
                                                             2000                1999
                                                         -----------         -----------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                  $   277,183         $   248,687
Estimated dealer premium rebates refundable                   18,464              22,923
Estimated credit losses on securitized receivables          (105,916)           (104,448)
Spread accounts                                               57,071              69,921
Discount to present value                                    (52,110)            (46,054)
                                                         -----------         -----------
Total Retained Interest in Securitized Assets            $   194,692         $   191,029
                                                         ===========         ===========

Outstanding balance of securitized receivables           $ 2,411,047         $ 2,256,415
                                                         ===========         ===========
Estimated credit losses as a percentage of
securitized receivables serviced                                4.39%               4.63%




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

Note 5 - Earnings Per Share

         Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated


               Three Months Ended              Nine Months Ended
                   March 31,                        March 31,
          -----------------------------    ---------------------------
              2000            1999            2000           1999
          -------------    ------------    ------------   ------------
            439,911          362,145         422,073        382,713

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2000 and 1999

(Unaudited)

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Acquisition Volume. The Company currently acquires receivables in 38 states from over 4,600 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). Total receivable acquisitions were $395.6 million for the quarter ended March 31, 2000, compared to $263.8 million for the quarter ended December 31, 1999, and $321.9 million for the same quarter of last fiscal year. The Company believes the increase in receivables acquisitions is the result of better dealer service, primarily due to an increase in staffing for nights and weekends to better handle the volume, and an increase in active dealers. The Company had receivable acquisitions of $119.9 million for the month of April. The Company's primary focus remains on acquiring high quality, profitable receivables and plans to continue its expansion into the northeastern states during the fourth quarter. The Company believes that its increased emphasis on growing existing markets and its planned expansion will result in future increased acquisition volume. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 2000 were 5.88% and 4.94% compared to 7.19% and 6.16%, respectively, over the same quarter of last fiscal year. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average certificate rate on the asset-backed securities. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gains or losses.

         Net spreads are currently targeted at 5.00% to 5.50% on securitizations for the quarter ended June 30, 2000. Although management believes these targeted net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Portfolio Performance. The Company saw a stabilization of net credit losses during the three quarters ended September 30, 1999, but experienced an increase for the quarters ended March 31, 2000 and December 31, 1999. As shown in the following tables, Tier I net credit losses totaled 2.30% for the quarter ended March 31, 2000, compared to 2.40% and 1.97% for the quarters ended December 31, 1999 and March 31, 1999, respectively. Tier I net credit losses for the nine months ended March 31, 2000 were 2.23% which was lower than 2.29% for the nine months ended March 31, 1999. Delinquency on the Tier I automobile portfolio was 2.73% at March 31, 2000, compared to 3.33% and 2.63% at December 31, 1999 and March 31, 1999, respectively. Recoveries as a percentage of gross charge-offs on the Tier I portfolio increased to 40.91% for the quarter ended March 31, 2000, compared to 38.87% and 39.93% for the quarters ended December 31, 1999 and March 31, 1999, respectively. This increase in recoveries over the prior year is primarily due to an increase in the retail sale of repossessed vehicles at the Company's new car franchised dealership in Indianapolis for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, and the increased focus on recoveries. This method of disposing of repossessions along with stricter monitoring of the repossession and resale process may increase the recovery rate over time. Recovery rates for repossessed automobiles sold by the Company's retail operation are significantly higher than recovery rates on vehicles sold at auction. Approximately 19% of repossessed automobiles were sold at the Company's retail operation during the three months ended March 31, 2000, compared to approximately 18% for the three months ended March 31, 1999. For those automobiles sold at retail during the quarter ended March 31, 2000, the net proceeds received were approximately 53% of the percentage of the gross charge-off amount. See - "Discussion of Forward-Looking Statements".

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the fiscal 2000 third quarter securitization was 4.50% over the life of the pool and included only Tier I receivables. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.39% at March 31, 2000, compared to 4.47% and 4.60% at December 31, 1999 and March 31, 1999, respectively.

         Certain information concerning the Company's experience pertaining to net credit losses and delinquencies on the Tier I fixed rate retail automobile, light truck and van receivables serviced by the Company is shown in the following tables. There can be no assurance that future net credit loss and delinquency experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".


                                                                     Tier I Credit Loss Experience
                                                                      For the Three Months Ended
                                      -------------------------------------------------------------------------------------------

                                            March 31, 2000                December 31, 1999                March 31, 1999
                                      -------------------------  ---------------------------------  ------------------------------
                                                                          (Dollars in thousands)

                                     Number of                      Number of                      Number of
                                     Receivables    Amount          Receivables       Amount       Receivables        Amount
                                     -----------    ------          -----------       ------       -----------        ------
Average servicing portfolio           222,413    $ 2,619,461         217,695       $ 2,537,094      206,174         $2,329,127

Gross charge-offs                       2,214        $25,467           2,232           $24,948        1,841            $19,139
Recoveries                                            10,417                             9,698                           7,643
                                                 ------------                  ----------------                ----------------
Net charge-offs                                      $15,050                           $15,250                         $11,496
                                                 ============                  ================                ================

Gross charge-offs as a percentage
of average servicing portfolio (1)      3.98%          3.89%           4.10%             3.93%        3.57%              3.29%
Recoveries as a percentage of
gross charge-offs                                     40.91%                            38.87%                          39.93%
Net charge-offs as a percentage
of average servicing portfolio (1)                     2.30%                             2.40%                           1.97%

(1) Annualized

                                                           For the Nine Months Ended
                                      --------------------------------------------------------------------
                                                  March 31,                           March 31,
                                                    2000                                1999
                                      ----------------------------------  --------------------------------
                                                             (Dollars in thousands)

                                        Number of                           Number of
                                       Receivables          Amount         Receivables        Amount
                                       -----------          ------         -----------        ------
Average servicing portfolio              218,872         $ 2,557,339         199,072       $ 2,217,348

Gross charge-offs                          6,449             $71,504           5,923           $62,129
Recoveries                                                    28,787                            24,098
                                                    -----------------                  ----------------
Net charge-offs                                              $42,717                           $38,031
                                                    =================                  ================

Gross charge-offs as a percentage
of average servicing portfolio (1)         3.93%               3.73%           3.97%             3.74%
Recoveries as a percentage
of gross charge-offs                                          40.26%                            38.79%
Net charge-offs as a percentage
of average servicing portfolio (1)                             2.23%                             2.29%


(1) Annualized



                                                                 Tier I Delinquency Experience
                               --------------------------------------------------------------------------------------------------

                                     At March 31, 2000               At December 31, 1999               At March 31, 1999
                               -------------------------------  -------------------------------  --------------------------------
                                                                    (Dollars in thousands)

                                 Number of                        Number of                        Number of
                                 Receivables       Amount        Receivables       Amount         Receivables        Amount
                               --------------  ---------------  -------------- ----------------  -------------- -----------------
Servicing portfolio                  225,458       $2,672,470         217,904       $2,540,391         207,705        $2,355,418
Delinquencies:
30-59 days                             3,577         $ 39,441           4,636          $49,988           3,650          $ 37,890
60-89 days                             1,978           23,070           2,202           24,505           1,633            17,279
90 days or more                          957           10,524             944           10,151             646             6,818
                               --------------  ---------------  -------------- ----------------  -------------- -----------------
Total delinquencies                    6,512         $ 73,035           7,782          $84,644           5,929          $ 61,987
                               ==============  ===============  ============== ================  ============== =================
Delinquency as a percentage
of servicing portfolio                 2.89%            2.73%           3.57%            3.33%           2.85%             2.63%



         Net earnings are summarized in the table below. Net earning decreased 23.0%, for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Net earnings increased 17.4% for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999. The decrease over the same quarter of the prior year is primarily due to a lower gain on sale of receivables, net of impairments. The decrease was partially offset by an increase in net interest margin after provision for estimated credit losses. The increase in the net earnings for the nine months ended March 31, 2000 was primarily related to the increase in the net interest margin and the decrease in the provision for estimated credit losses over the same period of the prior fiscal year.


                                        Three Months                             Nine Months
                                       Ended March 31,                          Ended March 31,
                               ----------------------------------       -----------------------------------
                                   2000                1999                  2000                1999
                               --------------      --------------       ---------------      --------------
                                            (Dollars in thousands, except per share amounts)

Net Income                       $ 3,284             $ 4,264              $ 10,851             $ 9,244
Net Earnings Per Share           $  0.25             $  0.32              $   0.82             $  0.70
(basic and diluted)

         Net interest margin after provision for estimated credit losses increased 53.5% to $7.3 million and 48.4% to $20.1 million for the quarter and nine months ended March 31, 2000, respectively, compared to $4.7 million and $13.6 million for the corresponding periods ended March 31, 1999. During the fourth quarter of fiscal 1999, the Company increased the discount rate used in the gain on sale calculation which resulted in a higher initial discount recorded for each sale on a prospective basis. The discount accretion was $2.0 million higher in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Additionally, a lower provision for estimated credit losses was recorded in the third quarter of fiscal 2000 compared to the same quarter of the prior year. The increase for the nine months ended March 31, 2000 as compared to the previous fiscal period was primarily due to a decrease in the provision for estimated credit losses and an increase in the discount accretion included in retained interest and other interest income.

         Interest on receivables held for sale, net increased 1.7% to $8.2 million and decreased 1.0% to $23.1 million for the quarter and nine months ended March 31, 2000, respectively, compared to $8.1 million and $23.3 million for the same periods of fiscal 1999. The increase over the prior year related to a higher average held for sale portfolio for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999 and the decrease for the prior nine months related to a lower average held for sale portfolio for the nine months ended March 31, 2000 compared to the same period ended March 31, 1999.

         Retained interest and other interest income increased 37.5% to $6.7 million and 20.2% to $18.9 million for the quarter and nine months ended March 31, 2000, respectively, compared to $4.9 million and $15.7 million for the corresponding periods ended March 31, 1999. The discount component of Retained Interest increased at June 30, 1998 by implementing the "cash out" method and again at June 30, 1999 by increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. (A more detailed discussion can be found in the Company's Annual Report on Form 10-K for fiscal 1999). The resulting effect during the current period was an increase in the amount of the discount accreted into income. The individual components of Retained interest and other interest income are shown in the following table.



                                  Three Months                     Nine Months
                                  Ended March 31,                 Ended March 31,
                                2000            1999            2000           1999
                            -------------   -------------   -------------   ------------
                                                   (In thousands)

Discount accretion               $ 6,438         $ 4,445         $17,922        $14,266
Other interest income                266             430             952          1,436
                            -------------   -------------   -------------   ------------
                                 $ 6,704         $ 4,875         $18,874        $15,702

         Interest expense decreased 2.7% to $6.8 million and 7.6% to $19.5 million for the quarter and nine months ended March 31, 2000, respectively, compared to $7.0 million and $20.6 million for the corresponding periods ended March 31, 1999. These decreases were primarily the result of lower long-term debt interest expense due to the second principal payment made on the senior debt in August 1999. This decrease in long-term interest expense was offset by higher warehouse borrowing needs as a result of an increase in receivable acquisitions for both the quarter and nine months ended March 31, 2000 as compared to the quarter and nine months ended March 31, 1999.

         Provision for estimated credit losses decreased 31.4% to $840,000 and 53.3% to $2.3 million for the quarter and nine months ended March 31, 2000, respectively, compared to $1.2 million and $4.8 million, respectively, for the same periods of the fiscal 1999. The decrease is due to continued improvement in the held for sale portfolio and a smaller portfolio of Tier II and modified receivables held on the balance sheet.

         Gain on sales of receivables, net decreased 59.6% and 20.0% for the quarter and nine months ended March 31, 2000, respectively. The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, and the level of estimation for net credit losses. The components of the gain on sales of receivable, net are:



                                               Three Months                             Nine Months
                                              Ended March 31,                          Ended March 31,
                                     ----------------------------------       -----------------------------------
                                         2000                 1999                 2000                1999
                                     --------------       -------------       ---------------      --------------
                                                                  (In thousands)
Gain on sale of receivables              $ 2,754            $ 10,679              $ 14,788            $ 22,643
Impairments                                                   (4,293)               (4,243)             (9,464)
                                     ------------       -------------       ---------------      --------------
Gain on sale of receivables, net         $ 2,754             $ 6,386              $ 10,545            $ 13,179


         The receivables sold in the securitizations were $282.7 million for the quarter ended March 31, 2000, compared to $320.5 million for the quarter ended March 31, 1999. The decrease in the securitization transaction gain primarily relates to a lower net spread for the third quarter of fiscal 2000 gain on sale compared to the gain on sale recorded in the same period of the prior fiscal year. The receivables sold in the securitization for the quarter ended March 31, 2000 primarily included receivable acquisitions for the months of November and December 1999 and January 2000. The receivables sold in the securitization for the quarter ended March 31, 1999 primarily included receivable acquisitions for the months of November and December of 1998 and January 1999.

         Set forth below is certain information relating to the third quarter fiscal 2000 and 1999 securitizations.

Third Quarter Securitizations                                 Fiscal
                                                -------------------------------
                                                     2000               1999
                                                     ----               ----

                                                   2000 - A           1999 - A

Amount securitized (in millions)                    $282.7             $320.5
Weighted average receivable rate                    13.08%             12.99%
Weighted average certificate rate                   7.20%              5.80%
Gross spread (1)                                    5.88%              7.19%
Net spread (2)                                      4.94%              6.16%
Credit loss assumption                              4.50%              4.50%
Annual prepayment speed assumption                  28.00%             28.00%
Discount rate assumption                            15.61%             9.84%
Weighted average remaining maturity (in months)      68.9               71.5
Weighted average life (in years)                     1.99               1.99
Gain as a percentage of amount securitized          0.99%              3.38%

(1) Gross spread - difference between the weighted average receivable rate and weighted average certificate rate on the asset-backed securities.

(2) Net spread - gross spread less servicing fees, upfront costs, ongoing credit enhancement and trustee fees, and hedging gain or losses.

     Gain on sale of receivables, net also includes charges, if applicable based on management's review, for other than temporary impairments. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the retained interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 2 of the Consolidated Condensed Financial Statements". Based on management's review as of the Retained Interest, there were no additional other than temporary impairments charges for the quarter ended March 31, 2000. See - "Discussion of Forward-Looking Statements".

         Servicing  fees  increased  11.0% to $6.2  million  and  15.3% to $18.5 million for the quarter and nine months ended March, 2000, respectively, compared to $5.6 million and $16.0 million for the quarter and nine months ended March 31, 1999, respectively. The increase was related to a higher average securitized servicing portfolio for the quarter and nine months ended March 31, 2000 compared to the same period of the prior fiscal year. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

         Late charges and other fees increased 20.4% to $1.7 million and 22.5% to $4.7 million for the quarter and nine months ended March 31, 2000, compared to $1.4 million and $3.8 million for the corresponding periods of fiscal 1999.
Other fees consist primarily of late charges, the gross profit from the dealership sales, and other fee income.

         Salaries and benefits expense increased 16.2% to $7.4 million and 20.4% to $21.0 million for the quarter and nine months ended March 31, 2000, respectively, from $6.3 million and $17.5 million for the corresponding periods ended March 31, 1999. The increase was primarily related to an increase in full-time equivalent employees. The average full-time equivalents for the quarter and nine months ended March 31, 2000 were 597 and 569, respectively, compared to 522 and 530 for the same periods of fiscal 1999.

         Other general and administrative expense increased 6.2% to $5.2 million and 7.3% to $15.1 million for the quarter and nine months ended March 31, 2000, respectively, compared to $4.9 million and $14.1 million for the same periods of fiscal 1999. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio were 1.89% and 1.85% for the quarter and nine months ended March 31, 2000, respectively, compared to 1.88% and 1.84% for the same periods of fiscal 1999 and continues to be below the industry average.

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. Selected information regarding the Receivables held for sale, net and servicing portfolio at March 31, 2000 and June 30, 1999 is summarized in the following table.

                                          March 31,             June 30,
                                            2000                  1999
                                     --------------------   ------------------
                                                    (In thousands)

Receivables held for sale, net           $ 302,525                $267,316
Allowance for net credit losses             $2,898                  $2,754
Securitized assets serviced             $2,411,047              $2,256,415
Total servicing portfolio               $2,710,105              $2,519,070

         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $3.7 million to $194.7 million at March 31, 2000, from $191.0 million at June 30, 1999. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first three quarters' securitizations including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

The following table illustrates the activity of Retained Interest for the nine months ended March 31, 2000 (in thousands):

Balance at June 30, 1999                                            $191,029

Amounts capitalized (including estimated dealer rebates)              43,652
Collections                                                         (44,813)
Accretion of discount                                                 17,784
Change in spread accounts                                           (12,850)
Impairment                                                           (4,243)
Net change in unrealized gain (loss)                                  4,133
                                                                    ---------
Balance at March 31, 2000                                           $194,692
                                                                    =========

         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At March 31, 2000, the allowance related to both Tier I and Tier II securitized receivables totaled $105.9 million, or 4.39% of the total securitized receivable portfolio, compared to $104.4 million, or 4.63%, at June 30, 1999. The Company's assumptions for valuing Retained Interest on a "cash out" basis at March 31, 2000, include the Company's latest estimates for net credit losses of 4.00% to 6.58% on Tier I receivables and 12.00% to 16.16% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 22.32% to 28.00% on Tier I receivables and 10.73% to 20.50% on Tier II receivables, and discount rates ranging from 9.25% to 15.55% on Tier I receivables and 11.25% to 16.41% on Tier II receivables. The weighted average discount rate used to value Retained Interest at March 31, 2000 was 13.98% compared to 12.83% at June 30, 1999. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See
- "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facility were $246.7 million at March 31, 2000, compared to $185.5 million at June 30, 1999. The increase is a result of higher acquisition volume after the close of the securitization transaction in the March quarter compared to the June quarter of last year.

         Long-term debt was $177 million at March 31, 2000, compared to $199 million at June 30, 1999. The decrease in long-term debt was a result of a required principal payment on the Company's Senior Notes in August 1999 of $22.0 million.

         Current and deferred income taxes payable totaled $5.4 million at March 31, 2000, compared to $16.0 million at June 30, 1999. The decrease is primarily the result of tax payments made during the first two quarters, which are partially offset by an increase in the tax liability associated with current year earnings.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. Net cash used in operating activities decreased to $92.7 million for the nine months ended March 31, 2000, from net cash used in operating activities of $176.1 million for the nine months ended March 31, 1999. The decrease was primarily attributable to a decrease in receivables securitized relative to receivables acquired. Net cash from investing activities was $55.2 million and $34.6 million for the nine months ended March 31, 2000 and 1999, respectively. The increase over prior year primarily relates to higher collections on Retained Interest and change in spread accounts due to lower net credit losses and the release of the 1995B and 1995C spread accounts of approximately $13.8 million due to repurchasing the remaining receivables from these securitizations.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first three quarters of fiscal 2000, derivative financial instrument transactions provided a source of cash of $5.0 million compared to a use of cash of $4.5 million during the first three quarters of fiscal 1999.

         Financing Activities. Net cash from financing activities for the nine months ended March 31, 2000 was $38.8 million compared to net cash from financing activities of $75.1 million for the nine months ended March 31, 1999. The primary factor for this change is the net change in the warehouse borrowings since the beginning of the applicable nine month period. The net increase in warehouse borrowings for the nine months ended March 31, 2000 was lower than the net increase in warehouse borrowings for the same period ended March 31, 1999.

         The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt and the revolving warehouse credit facility. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit which will be available for future use as management deems appropriate. This facility, originally established at $250 million, was increased to $375 million in March 2000. All of the existing capacity is currently available. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the revolving warehouse credit facility. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into the commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

         Warehouse facility. The Company has borrowing arrangements with an independent financial institution for a $500.0 million revolving warehouse credit facility that is insured by a surety bond provider to fund Tier I receivable acquisitions. At March 31, 2000, $246.7 million of the capacity was utilized, and an additional $39.0 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 1999, and March 31, 1999, $185.5 million and $170.5 million of the capacity was utilized, and an additional $67.2 million and $54.5 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

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

Year 2000 Compliance

         All mission critical systems were monitored and tested during the December 31st through January 2nd weekend. Three known issues have arisen since the rollover weekend. The first two were identified and corrected without any outages or service delays. The third issue centered around custom code on two non-mission critical download files that slipped through testing. Once the issue was identified and corrected, normal operation was restored. There were two days of incomplete files with limited impact. There were also concerns related to the impact of the leap year on February 29, 2000. As with the year 2000 rollover, the Company did not experience any significant rollover problems related to the leap year.

         The replacement or remedied costs for year 2000 compliance issues with the Company was estimated to be less than $100,000, which the Company recognized as incurred. This estimated cost was mostly due to software upgrades that include new features which were combined with Year 2000 corrections. See - "Discussion of Forward-Looking Statements".

Discussion of Forward-Looking Statements

         The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1999 which is incorporated herein by this reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitization. For example, if net credit losses increased or decreased by 100 basis points on a $300.0 million securitization, the gain on sale would result in a reduction or an increase of the Gain (Loss) on Sales of Receivables by approximately $3.0 million pre-tax, before consideration of discounting. The same 100 basis points increase or decrease would result in a reduction or an increase of the Retained Interest of approximately $24.0 million, before consideration of discounting, based on a securitized receivable portfolio of $2.4 billion at March 31, 2000. The forgoing examples are developed utilizing the cash flow model employed by management to calculate the fair value of Retained Interest by changing the credit loss assumption as described. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables.

         The Company's sources of funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs derivative financial instruments to mitigate this risk. The Company uses a hedging strategy that primarily consists of the execution of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. There is no assurance that this strategy will completely offset changes in interest rates. In particular, such strategy depends on management's estimates of receivable acquisition volume and timing of its securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and widening swap spreads and realizes a loss on such transactions during periods of decreasing interest rates and tightening swap spreads. The hedging gain or loss should substantially offset changes in interest rates as seen by a lower or higher reported gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of Gain (Loss) on Sales of Receivables. Increases or decreases in interest rates reduce or increase the fair value of long-term debt, respectively. At March 31, 2000, the Company had an unrealized hedging loss on forward interest rate swaps of $413,000 based on notional amounts outstanding of $426.1 million.

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at March 31, 2000.


                                             Three months      2001        2002         2003         Total      Fair Value
                                            ended June 30,
                                                 2000
                                                                         (Dollars in thousands)

Amounts due under warehouse facility         $ 246,691               $-         $ -           $ -    $ 246,691      $246,691
 Weighted average variable rate                  5.13%

Long-term debt                                      $-         $ 22,000     $43,667      $111,333    $ 177,000      $163,513
 Weighted average fixed rate                      0.00%            8.53%       8.14%         8.86%        8.64%

Sensitivity analysis on Retained Interest

         At March 31, 2000, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:


-------------------------------------------------------------------------------------------------------------

Amounts as of March 31, 2000                          Tier I               Tier II              Total

Fair value of retained interest (1)                   $197,897,761          $3,828,996         $ 201,726,757

Prepayment speed assumption (annual rate)            22.32% - 28.00%     10.73% - 20.50%

Impact on fair value of 10% adverse change            $192,267,728          $3,804,433         $ 196,072,161
Impact on fair value of 20% adverse change            $186,924,911          $3,780,484         $ 190,705,395


Net loss rate assumption (pool life rate)             4.00% - 6.58%      12.00% - 16.16%

Impact on fair value of 10% adverse change            $176,273,897          $2,978,536         $ 179,252,433
Impact on fair value of 20% adverse change            $154,535,999          $2,154,260         $ 156,690,259


Discount rate assumption (annual rate)                9.25% - 15.55%         11.25% - 16.41%

Impact on fair value of 10% adverse change            $192,980,899          $3,753,057         $ 196,733,956
Impact on fair value of 20% adverse change            $188,299,896          $3,679,689         $ 191,979,585

-------------------------------------------------------------------------------------------------------------





(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference primarily relates to the inventory value of repossessed autos that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See "Discussion of Forward-Looking Statements."

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Acceptance Corporation

May 12, 2000                        By:  /S/ John M. Stainbrook
                                         ----------------------
                                         John M. Stainbrook
                                         President and Chief Executive Officer

May 12, 2000                        By:  /S/ Rick A. Brown
                                         -----------------
                                         Rick A. Brown
                                         Treasurer and Chief Financial Officer