Form 10-K405
period 2000-06-30
UNION ACCEPTANCE CORP
filed 2000-09-28
CIK 927790

FORM 10-K

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000
                                       or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the 3,454,309 shares of the issuer's Class A Common Stock held by non-affiliates, as of September 8, 2000, was $19,862,277. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of September 8, 2000, was 5,816,024 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 7,461,608.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated into Part III.

================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX

                                   PART I                                Page

Item 1.    Business...................................................

Item 2.    Properties.................................................

Item 3.    Legal Proceedings..........................................

Item 4.    Submission of Matters to a Vote of Security Holders........

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters................................

Item 6.    Selected Consolidated Financial Data.......................

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............

Item 7a.   Quantitative and Qualitative Disclosures...................

Item 8.    Financial Statements and Supplementary Data................

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.....................

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.........

Item 11.   Executive Compensation.....................................

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management......................................

Item 13.   Certain Relationships and Related Transactions.............

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................

SIGNATURES ...........................................................

                                     PART I

Item 1.           Business

         Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item I, Business." Unless otherwise indicated, references to the "Company" through fiscal 1995 and before the Spin-off refer to the conduct of the business by the Union Division and Union Acceptance Corporation ("UAC") and Subsidiaries as a combined business. References to the "Company" following consummation of the Spin-off of the Company by Union Federal Bank of Indianapolis, previously Union Federal Savings Bank of Indianapolis ("Union Federal"), refer to UAC and Subsidiaries.

OVERVIEW

         The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts and installment loan agreements. The retail installment contracts are originated by dealerships affiliated with major domestic and foreign manufacturers, and the loan agreements are originated by the Company as a result of referrals by the dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). The Company currently acquires receivables in 39 states from or through referrals by approximately 5,000 manufacturer-franchised auto dealerships.

         The Company was incorporated in Indiana in December 1993, as a subsidiary of Union Federal, which is a federally-chartered savings bank. Union Federal entered the indirect automobile finance business in 1986. On August 7, 1995, the Spin-off of the Company by Union Federal was consummated concurrent with the Company's initial public offering of 4,000,000 shares of its Class A Common Stock.

         The Company's headquarters are located at 250 North Shadeland Avenue, Indianapolis, Indiana, 46219, and the telephone number is (317) 231-6400. See "Item 2, Properties."

MARKET AND COMPETITION

         Based on the Company's research with respect to the automobile finance industry, total retail new and used automobile sales in the United States during calendar 1999 were approximately $656.0 billion of which $507.0 billion were financed. Of the amount financed, approximately $398.0 billion was believed to be financed at manufacturer-franchised dealerships, and approximately $272.0 billion was believed to be of the credit type that the Company would consider acquiring. The Company's total receivable acquisitions of $1.4 billion for fiscal 2000 were less than 1.0% of this market.

         Competition in the field of financing retail automobile sales is intense. The auto finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Providers of retail automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to the dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealerships it serves, the Company competes predominantly on the basis of providing a high level of dealer service (including evening and weekend hours and quick application response time), accepting flexible contract terms and developing strong relationships with dealerships. While the Company seeks to accept or offer rates that are competitive in each of its geographic markets, the Company does not currently seek to compete by accepting or offering the lowest rates or by accepting lower quality credit.

         The Company's competition varies among its geographic markets. The Company has experienced its most intense competition in the Midwest and the West Coast. The Company's primary competitors are regional banks and the captive finance affiliates of major automotive manufacturers.

         The Company experiences minor seasonal declines in receivable acquisitions in the winter months. Retail automobile sales can vary during this time due to weather and/or increased holiday expenses. Additionally, the Company generally expects small increases in delinquency and net credit losses during these months before stabilizing in the spring.

RECEIVABLE LIFE CYCLE

         The process for the acquisition and servicing of automobile retail installment sales contracts and installment loan agreements has three major processes and several subprocesses. These processes are:

1.       Originations

o        Dealer Marketing and Dealer Service
o        Underwriting and Purchasing

2.       Funding
o        Short-term
o        Long-term

3.       Servicing
o        Servicing
o        Collection and Remarketing
o        Final Payoff and Title Transfer

The following section describes each of these processes.

Originations

Dealer Marketing and Dealer Service

         The Company has entered into dealer agreements with approximately 5,000 retail automobile dealers in 39 states. The Company's objective is to enter into dealer agreements with a broad spectrum of large domestic and foreign automotive manufacturer-franchised dealerships in targeted major metropolitan areas. The Company believes that manufacturer-franchised dealerships are most likely to provide the Company with receivables that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 2.1% of the Company's receivable purchases during the fiscal year ended June 30, 2000.

         The Company currently divides its credit analysts into three focus areas:

o        Dealer development
o        Regional areas
o        Nights and weekends

         The dealer development area focuses on re-establishing or improving relationships with dealers who did little or no business with the Company over the preceding months. The regional areas focus on the Company's existing dealers who consistently refer receivables to the Company and is divided geographically into seven areas. Performance goals for the dealer marketing and dealer service areas are based on:

o        acquisition volume

o        applications

o        active dealers and dealers cashing multiple contracts

o        cash  ratios  (ratio  of  receivables   purchased  versus  applications
         approved)

o        yield spreads

o        credit scores

o        underwriting quality control scores

         The Company's ability to acquire receivables depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer applications to the Company. The Company's marketing and receivable acquisition staff emphasizes dealer service and conveniently accommodating dealers' needs for customer financing.

         The Company believes that by expanding application processing times during the evenings and weekends and by employing a lower analyst to account ratio, it is more likely to be the first financing source to indicate credit approval and therefore is more likely to acquire the receivable. The Company also provides full phone and support service during the standard evening and weekend hours. With that in mind, the Company has developed the capacity to quickly process a large volume of applications. Although the Company's receivable acquisition process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit analysts are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relations and maximizes receivable acquisition volume from individual dealerships. The Company's Credit Scoring models and centralized  purchasing  assure  dealers  that the  Company  applies  consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer contract terms and an advance over the vehicle's book value to qualified customers enhances the dealers' ability to offer desired financing terms to customers. The Company believes its receivable acquisition operations are structured to be more responsive to these needs than the operations of its competitors.

         The Company has field sales representatives who give the Company a presence in local markets. Company sales representatives generally have auto dealer finance or sales backgrounds and are generally recruited from within the geographic markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to comments and complaints and to explain new programs and forms. However, the sales representatives have no authority to approve credit applications. Additionally, the Company created a department that specifically handles dealer customer service issues in order to allow the outside sales representatives and the credit analysts to focus strictly on marketing and acquiring receivables.

         When approaching a new dealer, the Company sales representatives explain the Company's program and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all receivable documentation. The dealer agreement provides the standard terms upon which the Company purchases receivables from dealers, contains representations and warranties of the dealer and prescribes the calculation of the Dealer Premium. Also, most dealer agreements include provisions for Automated Clearing House ("ACH") fund transfers. ACH agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of receivables originated by the dealers and purchased by the Company or fund the direct loans made by the Company in Ohio. Because of business considerations and regulatory limitations, the Company enters into a direct loan contract directly with the customer in Ohio. The Company encourages the use of ACH payments instead of drafts (which authorized dealer personnel submit for payment of the amount of each purchase) with all of its dealers. Approximately 88% of the number of receivables acquired in fiscal 2000 were paid by ACH payments which is approximately the same as in fiscal 1999. The Company's representatives assist dealer personnel in the proper completion and use of the Company's documentation.

Underwriting and Purchasing

         Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreements and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealer submits the purchaser's application to more than one financing source for review. The dealership finance manager decides which source will ultimately finance the automobile purchase based upon the rates being offered, the Dealer Premium, the terms for approval and other factors. The Company believes that its rapid response to an application coupled with its commitment to dealer service and flexibility in terms enhances the likelihood that the dealership will direct the receivable to the Company even though the Company may not offer the lowest interest rate available. See "Item 1. Business -- Market and Competition."

         Over 70% of the Company's origination department, including sales and credit employees, have prior business experience with auto dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit analysts to visit dealers and their finance managers to develop dealer rapport, to maintain awareness of local economic trends and to assess that the Company is meeting the dealers' needs and expectations.

         On a monthly basis, the Company quotes rates at which it will buy receivables (the "Buy Rate") from dealers or, in Ohio, originate loans. Buy Rates are generally based on several factors including the age of the car and the term of the receivable. The Company sets rates generally with a view to maintaining a predetermined spread above the relevant treasury security based on the weighted average expected life of the receivables being acquired. The Company publishes different Buy Rates in different geographic markets depending on its assessment of competitive conditions. During June 2000, the Company began migrating to a risk based pricing model which attempts to price the acquisitions based on perceived risks such as credit risk, age of the car, length of terms and advance over the vehicle's book value. The risk based pricing model rewards those customers with better credit quality with lower rates, which in turn could potentially lower the Company's net spread. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Dealers quote contract interest rates to customers at an average of approximately 1.00% over the Buy Rate. In most states, this difference represents compensation to the dealership in the form of a Dealer Premium and is paid by the Company in addition to the amount financed. The Dealer Premium is paid to the dealer each month for all receivables acquired from the dealer during the preceding month. The Company has multiple Dealer Premium programs which generally fall into two categories. Under one category, the dealer, in most instances, receives the entire benefit of the spread between the interest rate charged to the customer and the Buy Rate. However, if the receivable is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated, and the portion allocated to the remaining scheduled term is reimbursable to the Company as an offset against the premiums to be paid with respect to subsequent receivables through the dealer's account. If the balance in the dealer account is insufficient to cover the charge-back, the Company invoices the dealer for the difference. This Dealer Premium category was applicable to approximately 31% of the total number of receivables acquisitions in 2000 compared to 40% in 1999. Under the Company's other Dealer Premium program category, the dealer receives only a portion of the benefit of the spread between the interest rate charged to the customer and the Buy Rate, with a charge-back to offset against the dealer only if the receivable is prepaid or defaults within a limited period of time regardless of the length of the term.
In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. From time to time, the Company may adjust its Dealer Premium payment methods based on management's assessment of the market. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Centralization of receivable acquisitions at the Company's Indianapolis headquarters enables the Company to ensure uniform application of underwriting criteria. It also enables the Company to respond quickly and efficiently to a large volume of applications. Upon receiving applications by facsimile transmission, certain data is entered into the Company's computer system, and the application is assigned to a credit analyst. The Company's computer system obtains a credit bureau report, applies its Credit Scoring model and generates summary credit analysis for the credit analyst. In April 1998, the Company automated the calculation of its income and debt ratios and incorporated these automated calculations as well as credit score into a quality control underwriting screen. The Company evaluates applications based on four key income or debt to income ratios as well as credit score and judgment of the credit analyst. Approval authority and advance amounts are determined by the combination of the five key underwriting criteria. The credit analyst analyzes the application data, the quality control data and the credit bureau report and sends a response by facsimile transmission to the dealer.

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

         The Company's purchasing philosophy generally focuses on acquiring high quality credit at profitable spreads. The quality of the Company's receivable acquisitions is due in large part to the experience, training and judgment of the credit analysts. Based on underwriting guidelines, credit analysts must review the criteria mentioned above in the approval process. An application that does not meet the minimum underwriting guidelines for any of the underwriting criteria requires the approval of a Regional Credit Manager. Credit analysts may approve applications that meet all of these guidelines with limits on advance amounts based on the combination of the criteria. Regardless of the key underwriting ratios, the application characteristics and credit history must support the credit decision. The prior auto dealership business experience of a majority of the Company's credit employees is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credit. Management monitors and regularly audits credit analysts' decisions, and the Company utilizes a quality control department that primarily focuses on reviewing acquisition decisions.

         Of the receivable applications received from dealerships for the year ended June 30, 2000, the Company approved approximately 20.8% unconditionally and approximately 14.9% with conditions. Of the approved receivables, approximately 62.2% were ultimately acquired. In other words, the Company ultimately booked approximately 13% of the applications received during fiscal 2000. During fiscal 2000, the Company acquired approximately $1.4 billion in receivables.

         If the Company approves a receivable and is selected to provide the financing, the automobile buyer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company in the state of Ohio. The Company also acquires some precomputed interest installment sale contracts in California. The retail sales contract includes an assignment of the contract to the Company. Because of business considerations and regulatory limitations, the Company enters into a direct loan contract directly with the customer in Ohio. In certain states, where allowed, the Company charges the customer an origination fee in connection with the receivable acquisition and the preparation of Company forms. Dealerships in some geographic markets use a standard form of contract that is accepted by most finance companies (as opposed to the Company's contract form). Most of these generic forms do not include provisions for origination fees. The use of generic contract forms became more prevalent during fiscal 1997 and continues to increase as the Company enters new geographic markets where the use of generic contracts is prevalent.

         When a receivable is submitted under the ACH program, the original receivable documents are received by the Company and processed into the Company's servicing system. The receivable is processed only after all proper documentation has been received. Once the receivable has been recorded on the Company's system, the Company's computer system triggers an ACH payment to the dealer. The use of ACH payments greatly reduces the Company's risk of fraudulent drafts. In addition, since the receivables are not funded until they are booked by the Company, ACH payments also present a cash flow benefit.

         For non-ACH dealers, when the dealer has completed and mailed the documents and taken actions required to perfect the security interest on the vehicle, authorized dealer personnel may complete and remit a Company-supplied draft for payment of the amount financed. Because the Company provides forms of drafts to dealers in advance of particular receivable acquisitions, it assumes the risk that such drafts may be used fraudulently, which may result in a corresponding loss to the Company. Historically, the Company has not sustained any material losses due to such uses, but there is no assurance that such losses will not occur. The receivables are then entered into the Company's servicing system. The Company's operations computer network interfaces with its receivable approval system to retrieve the information entered when the customer's application was received, saving time on data entry with respect to receivable processing. The system transmits new receivables daily to the Company's outside data processing servicer. Twice a week, this servicer sends data on all new accounts to the Company's document service agency which generates payment coupon books and sends them directly to the customer. Customer payments are sent directly to a lockbox.

         The Company has a separate remote outsourcing agreement with a data processing servicer. Under the agreement, the data processing service conducts a wide array of software applications in both batch and on-line modes, and it provides interfacing with a number of Company developed systems. The service also provides off-site data storage at its data centers. The Company provides much of the hardware to facilitate the on-line transmission of data which is routed through different data centers to provide redundancy in the event of a power failure.

         Geographic Concentration: The following table sets forth certain information for Tier I receivables in the states the Company is operating its business:

                                                  Receivables Acquired for the
                                                    Twelve Months Ended
                                                                   June 30,                                  At June 30, 2000
                                        ------------------------------------------------------------  -----------------------------
                             Date                                                                        Servicing       Number Of
State                     Established        2000                     1999               1998            Portfolio        Dealers
------------------- -----------------   ---------------          -----------------    -----------     -----------------------------
                                                   (Dollars in Thousands)
Arizona                     Jun-91            $29,214               $53,862             $27,231          $82,950               102
California                  Nov-94            150,929               114,843             111,501          278,470               605
Colorado                    Dec-91             28,623                27,323              18,712           51,162               107
Connecticut                 Jun-99              9,925                   423                   -            9,095                53
Delaware                    May-99              7,467                   866                   -            7,135                29
Florida                     Apr-93             82,469               101,235              76,883          189,645               302
Georgia                     Apr-94             63,480                66,444              36,244          125,005               156
Idaho                       Sep-97              5,020                 2,759               1,013            6,279                25
Illinois                    Sep-94            104,896               109,557              69,599          207,132               324
Indiana                     Jan-86             49,466                46,675              25,464           96,994               199
Iowa                        Aug-94             26,906                41,030              23,939           59,267               119
Kansas                      Jan-92              9,157                16,663              10,249           22,929                43
Kentucky                    Jan-90              6,908                10,980               7,383           16,650                44
Maine                       Feb-00             10,755                     -                   -            9,860                30
Maryland                    Nov-95             12,107                19,701              20,279           37,560               110
Massachusetts               Jun-98             32,435                33,681                 990           50,563               137
Michigan                    May-96             28,112                34,504              24,460           61,735               135
Minnesota                   Aug-92             26,613                28,058              13,325           43,166               102
Missouri                    Jan-92             36,654                32,804              18,986           64,513               119
Nebraska                    Nov-94              6,698                 9,219               4,210           13,784                30
Nevada                      Jan-97              9,470                 7,687               3,757           14,384                43
New Hampshire               Feb-00              5,364                     -                   -            4,998                47
New Jersey                  Apr-99              5,520                 1,581                   -            6,040                17
New Mexico                  Dec-94              4,268                 4,500               3,383           10,275                27
New York                    Apr-00              7,130                     -                   -            7,053               129
North Carolina              Jul-93            152,214               160,680              85,515          308,195               283
Ohio                        Apr-88             74,732                72,221              52,699          153,677               257
Oklahoma                    Oct-92             48,791                44,673              33,682           97,567                83
Oregon                      Jun-95             11,378                 5,188               2,331           14,312                50
Pennsylvania                May-96             25,679                14,076               7,712           35,795               121
South Carolina              Jul-94             54,445                54,035              35,711          103,500               138
South Dakota                Jun-98                546                   593                 267              840                 7
Tennessee                   Feb-96             47,350                47,822              26,898           87,148               121
Texas                       Jun-92            157,388               169,094             115,143          350,320               366
Utah                        Sep-92             19,367                10,762               7,121           24,693                62
Vermont                     Mar-00              1,139                     -                   -            1,125                17
Virginia                    May-94             47,238                67,820              63,110          128,568               212
Washington                  Jun-95             18,811                 8,530               7,062           25,706                69
Wisconsin                   Apr-95             21,239                24,472               9,866           40,060               126
                                        -------------- --------------------- -------------------  ---------------  ----------------
TOTAL                                     $ 1,439,903           $ 1,444,361            $944,725      $ 2,848,150             4,946
                                        ============== ===================== ===================  ===============  ================

         During fiscal 2000, the Company was able to expand into the northeastern portion of the country. For fiscal 2001, the Company intends to focus primarily on expanding its dealer base within its existing geographic markets. In considering potential for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors, such as the number of auto registrations and dealerships in the metropolitan area. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Discussion of Forward-Looking Statements."

         Because the Company is highly centralized, the incremental cost of entering new geographic markets is relatively low, and the Company can quickly enter new markets. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company's level of receivable acquisitions in each state may fluctuate significantly over time depending on competitive conditions and other factors in those areas.

Funding

Short-term

         The Company relies upon external sources to provide financing for its receivable acquisitions, Dealer Premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes various Revolving Warehouse Credit Facilities ("Credit Facilities") with a total capacity of $550.0 million at June 30, 2000. The $350.0 million Credit Facility ($450.0 million at June 30, 1999) is insured by a surety bond provider while the $200.0 million facility is not. During August 2000, an additional Credit Facility was added bringing the total borrowing capacity to $750.0 million. During fiscal 2000, receivable acquisitions were funded utilizing a Credit Facility through UAFC Corporation (formally known as Union Acceptance Funding Corporation) ("UAFCC"), a wholly-owned Company subsidiary. During the first quarter of fiscal 2001, receivable acquisitions may also be funded utilizing Credit Facilities through UAFC-1 Corporation ("UAFC-1") and UAFC-2 Corporation ("UAFC-2"), wholly-owned Company subsidiaries. See "Item 7. Management's Discussion and
Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Derivative Financial Instruments. The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables between the setting of the Buy Rate for the acquisition of receivables and their sale in a securitization transaction. The Company employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. The Company's hedging strategy is an integral part of its practice of periodically securitizing receivables discussed below. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of hedging risks and related issues. Prior to March 1999, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a Securitization was committed, the hedge was covered by the purchase of a like volume of U.S. Treasury Notes.

Long-term

         The Company sells its receivables in securitization transactions to increase the Company's liquidity, to provide for redeployment of capital and to reduce risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to the repayment of amounts owed to short-term financing sources, thereby making such sources available for future receivable acquisitions. The Company currently plans to continue securitizing pools of receivables in public offerings, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, will consider funding its receivable acquisitions through a permanent commercial paper facility or some other source or combination of sources. In August 1999, the Company established a Securitization arrangement with a commercial paper conduit. At June 30, 2000 such facility had a capacity of $375.0 million, all of which was available. During August 2000, the capacity for this facility was increased to $500.0 million. In September 2000, the
Company sold $500 million of receivables into this facility, in lieu of effecting a public Securitization. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources." Since 1988 (excluding the September 2000 Securitization) the Company has securitized approximately $8.2 billion in auto receivables in 37 public offerings and completed three private placements of Asset-backed Securities summarized below. In each of the public offerings, the senior Asset-backed Securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Corporation, Moody's Investors Service and Fitch. Such ratings are not recommendations of the rating agencies to invest in the securities and may be modified or withdrawn by them at any time.

         In public securitization transactions, the Company transfers automobile receivables to a newly formed trust which issues one or more classes of fixed-rate certificates or notes to investors (the "Securityholders"). In the September 2000 Securitization the trust issues a floating rate note hedged by an interest rate swap which effectively results in a fixed interest rate. The Company has employed the use of subordinated classes of certificates as a credit enhancement device in its public transactions. Surety bonds have been utilized as additional credit enhancements in the Company's Securitizations. These credit enhancement features allow the offered certificates or notes to achieve the desired investment grade rating. In certain transactions, the Company chooses to "turbo" excess cash prior to bringing the Spread Account to required levels. The "turbo" feature provides for initial use of excess cash to reduce the principal balance of the Asset-backed Securities to a specified level. In future Securitizations, the Company may employ alternative credit enhancement devices.

Selected information regarding active Securitizations as of June 30, 2000 are shown below:


                                                Remaining        Weighted        Weighted
                                                 Balance         Average         Average                                  Net Loss
                                  Original     at June 30,      Receivable      Certificate        Gross       Net       to Original
Securitization                     Amount          2000            Rate            Rate            Spread     Spread       Balance
                               ------------- ---------------- --------------- --------------- --------------------------------------
                                                                                                    (1)        (2)           (3)
                                (Dollars in thousands)
UACSC2000-B Auto Trust            $ 534,294        $ 519,889      13.97%          7.38%            6.59%      5.26%         0.00%
UACSC2000-A Auto Trust            $ 282,721        $ 244,549      13.08%          7.20%            5.88%      4.94%         0.20%
UACSC1999-D Auto Trust            $ 302,693        $ 243,969      13.62%          6.56%            7.06%      5.66%         0.71%
UACSC1999-C Auto Trust            $ 364,792        $ 271,581      13.31%          6.22%            7.09%      6.20%         0.93%
UACSC1999-B Auto Trust            $ 340,233        $ 229,294      13.36%          5.51%            7.85%      6.75%         1.47%
UACSC1999-A Auto Trust            $ 320,545        $ 196,082      12.99%          5.80%            7.19%      6.16%         1.98%
UACSC1998-D Auto Trust            $ 275,914        $ 147,888      12.74%          5.85%            6.89%      5.25%         2.05%
UACSC1998-C Auto Trust            $ 351,379        $ 175,153      12.81%          5.55%            7.26%      5.15%         2.20%
UACSC1998-B Auto Trust            $ 267,980        $ 114,054      12.51%          6.01%            6.50%      5.06%         2.30%
UACSC1998-A Auto Trust            $ 228,938         $ 90,145      12.92%          6.11%            6.81%      5.27%         2.44%
UACSC1997-D Auto Trust            $ 204,147         $ 65,784      13.02%          6.30%            6.72%      5.07%         2.52%
UACSC1997-C Auto Trust            $ 218,390         $ 68,489      13.48%          6.45%            7.03%      5.38%         3.27%
UACSC 1997-BAuto Trust            $ 295,758         $ 78,685      13.21%          6.57%            6.64%      5.15%         3.33%
UACSC 1997-A Auto Trust           $ 293,348         $ 67,668      13.29%          6.33%            6.96%      5.43%         5.01%
UACSC 1996-D Auto Trust           $ 283,085         $ 51,693      13.53%          6.14%            7.39%      5.37%         5.61%
UACSC 1996-C Auto Trust           $ 310,999         $ 47,564      13.26%          6.44%            6.82%      5.11%         5.99%
UACSC 1996-B Auto Trust           $ 245,102         $ 29,988      12.96%          6.45%            6.51%      5.58%         5.28%
UACSC 1996-A Auto Trust (4)       $ 203,048         $ 18,263      13.13%          5.40%            7.73%      5.68%         5.95%
                               ------------- ----------------
Total Tier I
   Securitized Trusts           $ 5,323,366      $ 2,660,738

PSC 1998-1 Grantor Trust           $ 28,659         $ 12,290      18.69%          6.29%            12.40%     8.04%         9.00%
PSC 1996-1 Grantor Trust (5)       $ 34,488           $3,627      19.87%          6.87%            13.00%     8.79%        14.30%
                               ------------- ----------------
Total Tier II
   Securitized Trusts              $ 63,147         $ 15,917
                               ------------- ----------------
 Grand Total                    $ 5,386,513      $ 2,676,655
                               ============= ================

--------------------------------------------------------------------------------
(1) Difference between weighted average receivable rate and weighted average certificate rate.
(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the hedging gains or losses.
(3)      Net loss to original balance at June 30, 2000.
(4)      Pool was paid in full in July 2000.
(5)      Pool was paid in full in September 2000.
--------------------------------------------------------------------------------

Selected information regarding Securitizations paid in full as of June 30, 2000 are shown below:


                                                         Weighted         Weighted
                                                          Average          Average                                Net Loss
                                       Original         Receivable      Certificate    Gross           Net       to Original
Securitization                          Amount             Rate             Rate       Spread (1)    Spread (2)  Balance (3)
                                   ------------------------------------------------------------------------------------------
                                           (Dollars in thousands)
UACSC 1995-D Auto Trust                $205,550          13.74%           5.97%        7.77%          6.04%        6.49%
UACSC 1995-C Auto Trust                $236,410          14.08%           6.42%        7.66%          6.11%        6.60%
UACSC 1995-B Grantor Trust             $220,426          13.91%           6.61%        7.30%          4.88%        6.19%
UACSC 1995-A Grantor Trust             $173,482          13.22%           7.77%        5.45%          3.88%        5.64%
UFSB 1994-D Grantor Trust              $114,070          12.51%           7.69%        4.82%          3.91%        4.37%
UFSB 1994-C Grantor Trust              $150,725          12.05%           6.77%        5.28%          4.04%        3.34%
UFSB 1994-B Grantor Trust              $142,613          10.74%           6.46%        4.28%          3.54%        3.00%
UFSB 1994-A Grantor Trust              $119,960           9.98%           5.08%        4.90%          3.60%        2.54%
UFSB 1993-C Auto Trust                 $141,811          11.00%           4.88%        6.12%          4.82%        2.60%
UFSB 1993-B Auto Trust                 $212,719          11.50%           4.45%        7.05%          5.31%        2.51%
UFSB 1993-A Grantor Trust              $133,091          11.49%           4.53%        6.96%          4.96%        1.84%
UFSB 1992-C Grantor Trust              $119,280          11.64%           5.80%        5.84%          4.48%        1.71%
UFSB 1992-B Grantor Trust              $116,266          12.39%           4.90%        7.49%          5.49%        1.59%
UFSB 1992-A Grantor Trust              $103,619          13.66%           6.70%        6.96%          5.80%        1.94%
UFSB 1991-B Grantor Trust              $106,612          13.64%           7.15%        6.49%          4.94%        1.72%
UFSB 1991-A Grantor Trust              $150,436          12.52%           8.40%        4.12%          2.25%        0.79%
UFSB 1989-B Grantor Trust               $66,469          14.09%          Variable         -           2.82%        3.15%
UFSB 1989-A Grantor Trust              $113,080          13.24%           8.75%        4.49%          1.97%        1.94%
UFSB 1988 Grantor Trust                $105,179          12.73%           9.50%        3.23%          1.71%        2.74%
                                   -------------
Total Tier I Securitized Trusts      $2,731,798

PSC 1996-2 Grantor Trust                $31,108          19.65%           6.40%        13.25%         9.00%        14.01%
                                   -------------
 Grand Total                         $2,762,906
                                   =============

--------------------------------------------------------------------------------
(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the hedging gains or losses.

(3)      Net loss to original balance at time of repurchase.
--------------------------------------------------------------------------------


         Gains from the sale of receivables in securitization transactions have historically provided a significant portion of the net earnings of the Company and are likely to continue to represent a significant portion of the Company's net earnings. If the Company were unable or elected not to securitize receivables in a financial reporting period, net earnings in that period would likely be lower relative to periods in which Securitizations occurred. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- General."

         Commencing with the 1995-A Grantor Trust, the Company has effected Securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation ("UACSC"). Prior to fiscal 1999, its Tier II Securitizations have been effected through Performance Securitization Corporation ("PSC"), also a wholly-owned special purpose subsidiary. Beginning in the first quarter of fiscal 1999, the Company began securitizing Tier I and Tier II receivable acquisitions together through its wholly-owned subsidiary UACSC. In the fourth quarter of fiscal 1999, the Company created an owners' trust structure in which the Securitization trust issued both certificates and debt securities. The Company will continue to assess other structured financing alternatives which may enable it to fund receivables and/or deploy its capital with greater efficiency at a lower cost. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

Servicing

Servicing

         Under the terms of its Credit Facilities and securitization transactions, the Company acts as servicer with respect to the related automobile receivables. The Company services the receivable pools by collecting payments due from customers and remitting payments to the respective trustee in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each receivable to record all receipts and disbursements and prepares related reports. As servicer, the Company is obligated to monitor collections and collect delinquent accounts and use diligence to obtain current payment of accounts. The Company receives monthly servicing fees. The contractual fee, typically one percent per annum on the outstanding principal balance of the securitized receivables, is paid to the Company through the securitized trusts.

         The  following   table  describes  the  composition  of  the  Company's
servicing portfolio at June 30, 2000:


                                 ----------------------------------------------------------------------------------------------
                                                                       Percent of                  Weighted
                                  Aggregate           Aggregate        Aggregate       Average      Average     Weighted
                                  Number of           Principal        Principal     Receivable    Remaining     Average
                                 Receivables         Balance (1)        Balance        Balance     Term (2)       Rate
                                 -----------         -----------        -------        -------     --------       ----
                                                        (dollars in thousands, except average balances)
New auto                               47,711          $ 769,442          27.0%       $ 16,127       61.2        12.39%
Used auto                             188,021          2,078,708          73.0%       $ 11,056       56.2        13.64%
                                 ------------- ------------------  -------------
 Total                                235,732        $ 2,848,150         100.0%       $ 12,082       57.6        13.30%
                                 ============= ==================  =============

Receivables held for sale              15,355          $ 202,167           7.1%       $ 13,166       67.4        13.48%
Other receivables serviced            220,377          2,645,983          92.9%       $ 12,007       56.9        13.29%
                                 ------------- ------------------  -------------
 Total                                235,732        $ 2,848,150         100.0%       $ 12,082       57.6        13.30%
                                 ============= ==================  =============

-------------------------------------------------------------------------------------------------------------------------------

(1)Balance excludes the Company's Tier II servicing portfolio of $32.3 million.
(2)Terms are shown in months.

         In addition to servicing securitized receivables, the Company also services a portfolio of Union Federal fixed and variable rate receivables on mobile homes, boats and autos, of approximately $555,000 at June 30, 2000.

         At June 30, 2000, the Tier I servicing portfolio, including the principal balance of auto receivables held for sale and securitized auto receivables, was approximately $2.8 billion in aggregate principal balance. Approximately 72.6% of the Tier I servicing portfolio, as of June 30, 2000, represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's receivables consist primarily of simple-interest contracts which provide for equal monthly payments (as well as precomputed receivables acquired in California). As payments are received under a simple interest contract, the interest accrued to date is paid first, and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to certain expenses of repossession and then to unpaid principal.

         The Customer Service Department utilizes an automated voice response unit ("VRU") which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. In September 1999, the Company implemented a new, enhanced VRU that is capable of handling a larger call volume and also offers additional menu options for the customers. The new VRU is also used for the dealer service calls. The Collection and Origination departments are using this system to improve the efficiency of the respective departments. The VRU received an average of 158,000 calls per month in fiscal 2000, up from 87,000 calls per month in fiscal 1999. The fiscal 2000 average includes approximately 5,400 calls per month related to dealer service calls. The increase in the number of calls is due to an increased servicing portfolio and the addition of collection and dealer service calls. Approximately 32% of the total calls are handled entirely by the VRU; the other 68% are transferred to live collection employees. Lower percentages of dealer service and collection calls are handled entirely by the VRU due to the complexity of this area. The VRU provides many efficiencies for the Company and is user-friendly and convenient for customers.

Collection and Remarketing

         The Company seeks to maintain low levels of delinquency and net charge-offs by ensuring and monitoring the integrity of its credit approval. The Company tracks the delinquency rate of all receivables approved by each credit analyst. The Company also seeks to limit delinquency and charge-offs through highly automated and efficient collection and repossession procedures.

         The collections area is supported by a separate computerized collection system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent customers are contacted by phone, mail, telegram, and in special circumstances, personal visits. Notices to delinquent customers are dispatched automatically by computer when receivables are ten days delinquent in most states, but as early as seven days delinquent for other states. The collections area operates during regular business hours, weekday evenings and on Saturdays.

         The Company utilizes a computer-controlled "power dialer" which dials phone numbers of delinquent customers from a file of records extracted from the Company's database. The system typically generates between 1,200 and 1,500 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if it has reached a live human voice. Collectors handle approximately 240 of these system generated calls per day.

         After delinquent customers fail to respond to the Company or to fulfill oral commitments made to bring their receivables current, the Company repossesses the automobile securing the receivable. The decision to repossess and charge-off is generally made after a receivable is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as refusal to pay, which requires earlier action. Repossessions are effected for the Company by contracted repossession agents. During fiscal 2000, repossession agents transferred approximately 80% of the autos to independent auto auction companies that recondition the repossessed autos and sell them for the Company while the other 20% were transferred to the Company's new car franchised dealership in Indianapolis for resale. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."

Final Payoff and Title Transfer

         The majority of the receivables acquired are ultimately paid off by the customer or the dealership receiving the vehicle as a trade-in. The customer or dealership will call the Company and receive a final payoff amount. This payoff amount is calculated based on the outstanding principal, interest and any unpaid fees. If a personal check is submitted for payment, the title is held for approximately 10 days to ensure the availability of the funds. When the payment is received from a dealership, the title is then transferred to the dealership and the cancelled contracts are forwarded to the customer. In the event of a customer payoff, both the title and cancelled contracts are forwarded to the customer. The company is currently processing 300 to 500 payoffs on a daily basis.

RISK MANAGEMENT

         The Company's Risk Management department strives to develop a better standard for measuring risk throughout the Company, provides automation to ensure a more consistent decision matrix in originations, analyzes and controls origination and collection risk at multiple levels and provides the ability to quickly implement new standards for immediate results.

         During fiscal 1998, the Company  created a quality  control  department within risk management that primarily focuses on monitoring the receivable acquisition process by reviewing individual receivable files and credit analysts' decisions. In fiscal 2000, the department reviewed approximately 40% of cashed files based on predetermined high risk characteristics including high advance rates and approvals of receivables that were below the minimum underwriting criteria. The Company tracks the delinquency and charge-off rates of all receivables purchased by each individual credit analyst. The review process has created additional management controls, more immediate feedback on underwriting trends and an additional source for capturing valuable receivable data that can be analyzed and used as origination or collection tools. The quality control department is also used in the training process for new credit analysts.

         In addition, to monitoring the quality of originations, Risk Management is currently focusing on enhancements of the Company's risk based pricing model, loss and recovery analysis including internally developed loss curves, development of a collection behavioral scorecard and enhancements of its collection strategies.

EMPLOYEES

         The Company employs personnel experienced in all areas of receivable acquisition, documentation, collection and administration. None of the employees are covered by a collective bargaining agreement. Throughout fiscal 2000, all employees including management and executive officers of the Company have participated in a formalized professional development, supervisory and leadership training program. The feedback has been very positive from all areas of the Company. The following table shows a summary of all the full and part-time employees from all areas of the Company.

                                     Full Time                   Part Time
                            ------------------------    ------------------------
For the year ended June 30,    2000            1999        2000            1999
                            ------------    --------    ------------    --------

Sales Representatives           43              37           -               -
Originations                    95              75          15               -
Servicing                      105             102           8              13
Collections                    202             184          27              34
Remarketing                     57              47           6               -
Support                         90              66           8               2
                            ------------    --------    ------------    --------

Total                          592             511          64              49
                            ============    ========    ============    ========

REGULATION

         The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The states where the Company primarily operates are listed in the Underwritng and Purchasing section and the Geographic Concentration chart. The Company has either filed the necessary notifications or registered with each state prior to commencing operations. As the Company expands its operations into additional states, it will be required to comply with the laws of those states.

         Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon sellers, holders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state "lemon" laws, state motor vehicle retail installment sales acts, state retail installment sales acts, State Unfair and Deceptive Trade Practices Act, State Fair Debt Collection Practices Act and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These statutes and regulations may impose specific statutory penalties, punitive damages and recovery of attorney's fees and costs upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce the installment sale contracts it purchases and, in Ohio, the loans it makes.

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

         Through the dealer agreement and the contract executed by the consumer, a dealer makes certain representations and warranties to the Company about the transaction between the dealer and the consumer including that the sale of the vehicle and the completion of the contract comply with all federal and state laws and regulations. Accordingly, if a customer has a claim against the dealer for the violation of any such laws or regulations, and the Company is named in the claim or materially impacted by the claim, such violation often constitutes a breach of the dealer's representations and warranties and would allow the Company to demand repurchase of the contract by the dealer.

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

Dealer Premium - The amount paid to the dealer for the purchase of a receivable above the principal amount financed. In states other than Ohio, the Dealer Premium is based upon the finance charge that would be paid on the receivable if it earned interest at a rate equal to the difference between the contract rate and the Company's periodically published Buy Rate. The difference in rates averages approximately 1.00%. Dealer Premiums paid to Ohio dealers are generally in the form of referral fees and are calculated as the product of the principal amount of the receivable and a periodically adjusted referral rate set forth on the Company's rate sheets for receivables with similar terms, note rate and age of collateral. All or a portion of a Dealer Premium may be paid in advance at the time the receivable is acquired, subject to being charged back against the dealer if that receivable prepays or defaults. The Dealer Premium is generally advanced to the dealer in the month following purchase of the receivable, creating the Dealer Premium asset. The unamortized portion of such advance, depending on the dealer agreement, may be recoverable from the dealer if the receivable is prepaid or defaults. Dealer premiums are included in the carrying amount of receivables prior to Securitization.

Future Servicing Cash Flows - Future Servicing Cash Flows are the projected cash flows resulting from the difference between the weighted average coupon rate of the receivables sold and the weighted average certificate rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1.00% (on Tier I) and ongoing trust and credit enhancement fees.

Gain (Loss) on Sales of Receivables - Gain (Loss) on Sales of Receivables represents the difference between the sales proceeds and the carrying amount of receivables after reduction for amounts allocated to Retained Interest, less expenses of the sale and hedging gains or losses.

Revolving Warehouse Credit Facilities ("Credit Facilities" or "Credit Facility")
- External financing arrangements negotiated by the Company with independent financial institutions having an aggregate borrowing capacity of $550.0 million at June 30, 2000 (and revised to $750.0 million during August 2000). Such facilities are generally established for one year terms and are used to fund Tier I receivable acquisitions.

Retained Interest in Securitized Assets ("Retained Interest") - Retained Interest represents the Company's retained interest in receivables sold. At the closing of each Securitization, the Company allocates its basis in the receivables between the portion of the receivables sold to asset-backed securityholders and the portion of the receivables which is retained from the Securitizations ("Retained Interest" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest and Servicing Assets. Retained Interest consists of the discounted cash flows to be received by the Company. Servicing Assets represent the present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs and hedging gains and losses, equals the net gain on sale of receivables recorded by the Company. The fair value of the Retained Interest is determined by discounting the expected cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. Discount rates utilized are based on current market conditions, and prepayment assumptions are based on historical performance experience of comparable receivables and the impact of trends in the economy. Retained Interest is reduced by actual servicing cash flows as received over the life of the Securitization. Retained Interest is classified as "available-for-sale" and is carried at fair value based upon the application of current assumptions to the remaining expected cash flows. Unrealized gains and losses attributable to the change in the fair value of the Retained Interest, which are recorded as "available-for-sale" securities, net of related income taxes are excluded from earnings and are recorded as "Accumulated other comprehensive income", in shareholders' equity. Retained Interest is reviewed quarterly for other than temporary impairment, with other than temporary impairment, if any, recorded as a component of gain on sales of receivables, net.

Securitization - The process through which receivables are pooled and sold to a trust which issues asset-backed securities to investors. Generally, such term includes the sale of a pool of receivables funded by a commercial paper conduit.

Senior Notes - Unsecured Senior Notes of the Company of $110.0 million and $65.0 million issued August 1995 and March 1997 respectively.

Senior Subordinated Notes- Unsecured Senior Subordinated Notes of the Company in the aggregate principal amount of $46.0 million issued April 1996.

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

Spread Account (a component of Retained Interest in Securitized Assets) - A cash collateral account or specific cash account maintained by the trustee of a Securitization trust into which Future Servicing Cash Flows are deposited initially to protect Certificateholders (and any provider of third-party credit enhancement) against credit losses. The terms of the account, which vary with each Securitization, state a maximum balance, generally expressed as a percentage of the current principal balance. Generally, the initial cash deposit, if required, is funded by the Company from the Securitization proceeds and is expressed as a percentage of the original principal balance. The initial deposit amount is typically less than the minimum balance ("floor"). The floor amount required is determined based on the original principal balance. The Company receives cash flows from Retained Interest that represent collections on the receivables in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other fees such as credit enhancement fees. If the amount of cash required for the allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level or maximum level is achieved. The cash in the Spread Accounts is restricted from use by the Company with such amounts included as a component of the Retained Interest. In certain transactions, the Company chooses to "turbo" excess cash prior to bringing the Spread Account to required levels. The "turbo" feature provides for initial use of excess cash to reduce the principal balance of the Asset-backed Securities to a specified level. Once the required or maximum Spread Account level is achieved, the excess is released to the Company. Any remaining Spread Account balance is released to the Company upon termination of the Securitization. There is no recourse to the Company for receivable losses beyond the balance in the Spread Account and Future Servicing Cash Flows from the trust.

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

Tier II - The Company's prior practice of acquiring receivables made to customers who generally would not be eligible for credit under Tier I. Receivables were acquired from automotive dealers under a dealer agreement that provided for the acquisition of receivables at par without provision for payment of any Dealer Premium. A Tier II customer is characterized as a customer with some credit problems in his or her past which have subsequently been resolved and who has reestablished an acceptable payment history. To finance a new or late-model used car, the Tier II customer may not qualify for a receivable from a captive finance subsidiary but may access credit through non-traditional finance sources.

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

Item 2.           Properties

         The Company's operations are centered in a commercial office building owned by Shadeland Properties, LP ("Shadeland," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of approximately 116,000 square feet under a lease with Shadeland which expires in April 2003. The Company sublets a portion of the building to Union Federal.

         The Company owns a 60,000 square foot facility located on approximately 9 acres near its headquarters in Indianapolis. This facility is used for its new car franchised dealership, the reconditioning and remarketing operations and the retailing of a portion of its repossessed autos. The facility contains a showroom, service area and office area.

         The Company leases a garage of 5,000 square feet for minor vehicle reconditioning to prepare repossessed autos for auction, an office of 500 square feet and an adjacent car lot located in Beech Grove, Indiana, from an independent party. The Company currently leases the property on a month to month basis. This facility serves as a holding area for the autos repossessed from across the country before they are transferred to the new car franchised dealership or a local auction.

Item 3.           Legal Proceedings

      UAC is subject to litigation arising from time to time in the ordinary course of business and of a type and scope common for participants in the consumer finance industry. UAC has been named a defendant in a number of civil suits. The majority of these cases have involved circumstances in which a vehicle buyer has alleged a problem with the vehicle that secures the buyer's obligations under the retail installment sales contract acquired by the Company. Although UAC does not make any representation or warranty respecting the vehicle nor is it deemed to have made any implied warranties as a result of it being the holder of the contract, it is, under applicable FTC rules and most state laws, subject to all claims and defenses which the debtor could assert against the seller of the vehicle. Therefore, the buyer typically names the dealer and UAC in such actions.

      UAC has also, on occasion, been sued by a buyer for UAC's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of Regulation Z or an applicable state statute. (For a further discussion of Regulation Z, see "Item 1, Business - Regulation.") Most of these suits are individual actions and would not result in any material liability even if the buyer was successful. However, buyers occasionally purport to bring an action on behalf of a class of buyers. No such actions are currently pending.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 2000 and 1999:

                                       Year Ended June 30,
                             2000                                  1999
                -------------------------------     --------------------------
                   High               Low                High           Low
                -------------    --------------     ---------------   --------
First Quarter     8                  6 1/2              8              4 3/4
Second Quarter    8 1/2              6 3/8              6 5/8          3 7/8
Third Quarter     8 7/8              3                  8 1/2          4
Fourth Quarter    5 1/2              4 1/4              8 3/8          6 1/4

         As of September 8, 2000, there were 87 holders of record of the Company's Class A Common Stock and 6 holders of record of Class B Common Stock. The Company estimates that its Class A Common Stock is owned beneficially by approximately 1,215 persons. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

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

Item 6.  Selected Consolidated Financial Data

         The following table sets forth certain selected consolidated financial information reflecting the consolidated operations and financial condition of the Company for each year in the five year period ended June 30, 2000. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein. Certain amounts for prior periods have been reclassified to conform to current year presentation.


                                                                                       Year Ended June 30,
                                                        ---------------------------------------------------------------------------
                                                           2000             1999             1998           1997            1996
                                                        ---------------------------------------------------------------------------
                                                                        (Dollars in thousands, except per share amounts)
Income Statement Data:
Interest on receivables held for sale                         $ 37,461       $ 33,015       $ 27,871       $ 33,914       $ 28,712
Retained interest and other                                     24,963         20,463         13,993         14,989         10,129
                                                        ---------------------------------------------------------------------------
 Total interest income                                          62,424         53,478         41,864         48,903         38,841
Interest expense                                                29,663         27,906         27,178         25,867         22,332
                                                        ---------------------------------------------------------------------------
Net interest margin                                             32,761         25,572         14,686         23,036         16,509
Provision for estimated credit losses                            3,000          5,879          8,050          4,188          2,875
                                                        ---------------------------------------------------------------------------
 Net interest margin after provision for
estimated credit losses                                         29,761         19,693          6,636         18,848         13,634
                                                        ---------------------------------------------------------------------------

Gain (loss) on sales of receivables, net                        16,883         19,133       (11,926)            963         30,357
Servicing fees                                                  24,612         21,716         19,071         16,919         12,302
Late charges and other fees                                      6,337          5,349          4,087          3,820          3,096
                                                        ---------------------------------------------------------------------------
 Other revenues                                                 47,832         46,198         11,232         21,702         45,755
                                                        ---------------------------------------------------------------------------

Total operating expenses                                        49,913         42,588         35,546         30,502         23,841
                                                        ---------------------------------------------------------------------------
Earnings (loss) before provision for income taxes               27,680         23,303       (17,678)         10,048         35,548
Provision (benefit) for income taxes                            10,675          8,979        (7,856)          4,166         14,406
                                                        ---------------------------------------------------------------------------
 Net earnings (loss)                                          $ 17,005       $ 14,324      $ (9,822)        $ 5,882       $ 21,142
                                                        ===========================================================================

Net earnings (loss) per common share
(basic and diluted)                                              $1.28          $1.08        $(0.74)          $0.45          $1.60
                                                        ===========================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Operating Data:
Receivables acquired (dollars):
Tier I                                                     $ 1,439,903    $ 1,444,361       $944,725    $ 1,076,064       $994,834
Tier II                                                              -         12,592         24,027         39,610         36,030
Marine                                                               -              -          2,515          6,590             50
                                                        ---------------------------------------------------------------------------
 Total receivables acquired (dollars)                      $ 1,439,903    $ 1,456,953       $971,267    $ 1,122,264    $ 1,030,914
                                                        ===========================================================================

Receivables acquired (number of receivables):
Tier I                                                          87,608         90,268         64,152         75,844         71,070
Tier II                                                              -            876          1,746          3,050          2,870
Marine                                                               -              -            200            496              6
                                                        ---------------------------------------------------------------------------
 Total receivables acquired (number of receivables)             87,608         91,144         66,098         79,390         73,946
                                                        ===========================================================================

Receivables securitized (dollars):
Tier I                                                     $ 1,479,207    $ 1,288,071       $919,455    $ 1,183,190       $890,110
Tier II                                                          5,293              -         28,659         31,108         34,488
                                                        ---------------------------------------------------------------------------
 Total receivables securitized (dollars)                   $ 1,484,500    $ 1,288,071       $948,114    $ 1,214,298       $924,598
                                                        ===========================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Ratio of operating expenses as a percent of
average servicing portfolio                                      1.88%          1.82%          1.78%          1.67%          1.73%
-----------------------------------------------------------------------------------------------------------------------------------
Credit losses as a percent of average servicing portfoli
Tier I                                                           2.18%          2.20%          2.80%          2.40%          1.58%
Tier II                                                          8.62%          7.04%          7.67%          5.18%          2.37%
Marine                                                               -              -          1.12%          0.25%              -
                                                        ---------------------------------------------------------------------------
 Total credit losses as a percent of average
servicing portfolio                                              2.28%          2.33%          2.96%          2.50%          1.60%
                                                        ===========================================================================

Delinquencies of 30 days or more as a percent of
 servicing portfolio:
Tier I                                                           2.82%          2.63%          3.07%          2.96%          1.84%
Tier II                                                         11.26%          9.42%          8.29%          6.18%          3.35%
Marine                                                               -              -              -          0.10%              -
                                                        ---------------------------------------------------------------------------
Total delinquencies of 30 days or more as a
percent of servicing portfolio                                   2.92%          2.78%          3.24%          3.07%          1.88%
                                                        ===========================================================================


Item 6.  Selected Consolidated Financial Data (Continued)

At June 30,                                                2000              1999           1998            1997            1996
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in tusands)
Balance Sheet Data:
Receivables held for sale, net                                $206,701       $267,316       $118,259       $121,156       $259,290
Retained interest in securitized assets                        208,431        190,865        171,593        170,791        147,024
Total assets                                                   478,138        514,926        411,533        391,268        451,195
Amounts due under warehouse facilities                         152,235        185,500         73,123         44,455        187,756
Long-term debt                                                 177,000        199,000        221,000        221,000        156,000
Total shareholder's equity                                     110,029         89,479         82,473         86,848         78,624

-----------------------------------------------------------------------------------------------------------------------------------
Other Data:
Servicing portfolio:
Tier I                                                     $ 2,848,150    $ 2,464,366    $ 1,978,920    $ 1,860,272    $ 1,548,538
Tier II                                                         32,328         53,792         66,855         68,289         47,062
Marine                                                               -              -              -          6,227             50
Serviced for others                                                637            912          1,642          2,488          3,420
                                                        ---------------------------------------------------------------------------
 Total servicing portfolio                                 $ 2,881,115    $ 2,519,070    $ 2,047,417    $ 1,937,276    $ 1,599,070
                                                        ===========================================================================

Average servicing portfolio:
Tier I                                                     $ 2,610,803    $ 2,269,177    $ 1,922,977    $ 1,759,666    $ 1,343,770
Tier II                                                         41,545         63,275         69,622         63,305         33,124
Marine                                                               -              -          6,920          2,357              -
Serviced for others                                                751          1,138          1,941          2,799          4,222
                                                        ---------------------------------------------------------------------------
 Total average servicing portfolio                         $ 2,653,099    $ 2,333,590    $ 2,001,460    $ 1,828,127    $ 1,381,116
                                                        ===========================================================================

Number of receivables serviced:
Tier I                                                         235,732        213,746        184,003        173,693        147,722
Tier II                                                          3,879          5,517          6,285          6,056          4,067
Marine                                                               -              -              -            472              6
Serviced for others                                                 88            139            256            402            537
                                                        ---------------------------------------------------------------------------
 Total number of receivables serviced                          239,699        219,402        190,544        180,623        152,332
                                                        ===========================================================================

Number of dealers                                                4,946          4,076          3,628          3,204          2,523
Number of employees (full-time equivalents)                        648            540            529            387            313


         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS 125). The adoption of SFAS 125 had the effect of reducing fiscal 1997 net earnings by $1.3 million or $0.10 per share (basic and diluted) and increasing total shareholders' equity by $941,000.

Item 7. Management's Discussion and Analysis if Financial Condition and Results of Operations

         Note: Certain capitalized terms used but not otherwise defined in this report are defined in the "Glossary" set forth at the conclusion of "Item 1. Business."

General

         The Company derives substantially all of its earnings from the acquisition, Securitization and servicing of automobile receivables originated or referred by dealerships affiliated with major domestic and foreign manufacturers. To fund the acquisition of receivables prior to Securitization, the Company utilizes Credit Facilities, discussed in "Liquidity and Capital Resources." Through Securitizations, the Company periodically pools and sells receivables to a trust which issues asset-backed securities to investors representing interests in the receivables sold. When the Company sells receivables in a Securitization, it records a gain or loss on the sale of receivables and establishes Retained Interest as an asset. Future Servicing Cash Flows are received over the life of the related Securitization. See the "Glossary" under "Item 1. Business" for definitions of terms pertaining to Securitizations.

         The following table illustrates changes in the Company's total receivable acquisition volume and information with respect to Gain (Loss) on Sales of Receivables, net and Securitizations during the past eight quarters. More complete quarterly statements of earnings information is set forth in Note 13 of the Consolidated Financial Statements.

                                                          Selected Quarterly Financial Information
                                                               For Quarters in the Fiscal Year Ended June 30, 2000
                                                 --------------------------------------------------------------------------------
                                                       First               Second               Third              Fourth
                                                 ------------------- -------------------- ------------------ --------------------
                                                         (Dollars in thousands)
Receivables acquired                                  $ 330,282            $ 263,821          $ 395,594            $ 450,206

Gain on Sales of Receivables                            $ 6,770              $ 5,264            $ 2,754              $ 7,379
Less:Other than temporary impairment                      (240)              (4,003)                  -              (1,041)
                                                 --------------- -------------------- ------------------ --------------------
 Gain on Sales of Receivables, net                      $ 6,530              $ 1,261            $ 2,754              $ 6,338
                                                 =============== ==================== ================== ====================

Servicing portfolio at end of period                 $2,579,304           $2,583,298         $2,710,105           $2,881,115

-----------------------------------------------------------------------------------------------------------------------------
Selected Securitization Data:                            1999-C               1999-D             2000-A               2000-B
Original amount                                       $ 364,792            $ 302,693          $ 282,721            $ 534,294

Weighted avg. receivable rate                            13.31%               13.62%             13.08%               13.97%
Weighted average remaining maturity (months)               71.1                 69.9               68.9                 71.6
Weighted average certificate rate                         6.22%                6.56%              7.20%                7.38%
Gross spread (1)                                          7.09%                7.06%              5.88%                6.59%
Net spread (2)                                            6.20%                5.66%              4.94%                5.26%
Cumulative credit loss assumption                         4.50%                4.50%              4.50%                4.75%
-----------------------------------------------------------------------------------------------------------------------------

                                                               For Quarters in the Fiscal Year Ended June 30, 1999
                                                 --------------------------------------------------------------------------------
                                                       First               Second               Third              Fourth
                                                 ------------------- -------------------- ------------------ --------------------

Receivables acquired                                  $ 404,494            $ 361,891          $ 321,856            $ 368,712

Gain on Sales of Receivables                            $ 6,248              $ 5,717           $ 10,679              $ 8,406
Less:Other than temporary impairment                     (3,542)              (1,630)            (4,293)              (2,452)
                                                 --------------- -------------------- ------------------ --------------------
 Gain on Sales of Receivables, net                      $ 2,706              $ 4,087            $ 6,386              $ 5,954
                                                 =============== ==================== ================== ====================

Servicing portfolio at end of period                 $2,220,657           $2,344,621         $2,416,724           $2,519,070

-----------------------------------------------------------------------------------------------------------------------------
Selected Securitization Data:                            1998-C               1998-D             1999-A               1999-B
Original amount                                       $ 351,379            $ 275,914          $ 320,545            $ 340,233

Weighted avg. receivable rate                            12.81%               12.74%             12.99%               13.36%
Weighted average remaining maturity (months)               68.8                 69.1               71.5                 71.7
Weighted average certificate rate                         5.55%                5.85%              5.80%                5.51%
Gross spread (1)                                          7.26%                6.89%              7.19%                7.85%
Net spread (2)                                            5.15%                5.25%              6.16%                6.75%
Cumulative credit loss assumption                         4.40%                4.40%              4.50%                4.50%
-----------------------------------------------------------------------------------------------------------------------------

(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the hedging gains or losses.



         Acquisition Volume. The Company currently acquires receivables in 39 states from approximately 5,000 manufacturer-franchised auto dealerships. The Company acquires receivables on automobiles made to customers who exhibit a favorable credit profile ("Tier I"). The Company previously offered a second level of receivable quality for customers with adequate credit quality but who would not qualify for a receivable under the Company's Tier I quality criteria ("Tier II"). To focus on the higher credit quality and more profitable Tier I receivables, the Company ceased acquiring Tier II receivables in January 1999. During fiscal 2000, the Company extended operations into several of the northeastern states.

         The Company's total receivable acquisitions decreased .1% to $1.4 billion for the year ended June 30, 2000, from $1.5 billion in fiscal 1999. The decrease is due to the lower than expected volume in the first and second quarters of fiscal 2000 as the result of pricing pressures related to increasing interest rates.

         The Company's servicing portfolio increased 14.4% to approximately $2.9 billion at June 30, 2000, compared to approximately $2.5 billion at June 30, 1999. Total serviced receivables increased as a result of receivable acquisition volume in excess of receivable repayments and gross charge-offs. The volume of receivables sold in Securitizations increased to $1.5 billion for the year ended June 30, 2000, from $1.3 billion for the prior year. The increased volume of receivables securitized is primarily the result of an additional month of receivable acquisitions included in the fourth quarter of fiscal 2000 Securitization. This fourth quarter Securitization included the receivables acquisitions for the months of February, March, April and May 2000. Management continues to focus on controlled growth, recognizing that the underlying credit quality of the portfolio is one of the most important factors associated with long-term profitability.

Delinquency and Credit Loss Experience

         During fiscal 2000, the Company experienced the lowest annual credit loss ratio since the year ended June 30, 1996. Recoveries as a percentage of gross charge-offs, on the Tier I portfolio, for the year ended June 30, 2000, improved slightly over the year ended June 30, 1999. This percentage, however, remains below management's expectations, and the Company continues to look for ways to improve. The Company's new car franchised dealership in Indianapolis retails a portion of its repossessed autos. This method of repossession disposal along with stricter monitoring of the repossession and resale process should continue to increase the recovery percentage to within management's expectations. The net recovery rate recognized by the dealership during fiscal 2000 averaged 53.2%. The net recovery rate utilized by the dealership is computed on a car by car basis which is a different basis than the net recovery rate utilized to measure the Company's net credit losses discussed below. Approximately 20% of repossessed autos were transferred to the dealership during fiscal 2000. See "Discussion of Forward-Looking Statements".

         The credit loss assumptions used in fiscal 2000 were higher than those used on the Securitizations in fiscal 1999. The credit loss assumptions used in the fiscal 2000 Securitizations ranged from 4.50% to 4.75% compared to 4.40% to 4.50% used in the fiscal 1999 Securitizations. The allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 4.45% at June 30, 2000, compared to 4.63% at June 30, 1999. The Company recorded a pre-tax charge of $5.3 million and $11.9 million during the years ended June 30, 2000 and 1999, respectively, on those pools which were deemed to have other than temporary impairment primarily due to the increase in the initial estimated credit loss assumptions.

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


                                                           Tier I Delinquency Experience
                                                                At June 30,
                                                 2000                                  1999
                                  -----------------------------------   -----------------------------------
                                                           (Dollars in thousands)
                                     Number of                             Number of
                                    Receivables          Amount           Receivables          Amount
                                    -----------          ------           -----------          ------
Servicing portfolio                    235,732        $2,848,150           213,746        $2,464,371
Delinquencies
 30-59 days                              4,204            45,442             3,962            41,475
 60-89 days                              2,176            25,250             1,614            16,654
 90 days or more                           886             9,710               670             6,754
                                         -----        ----------             -----        ----------
Total delinquencies                      7,266        $   80,402             6,246        $   64,883
                                         =====        ==========             =====        ==========
Total delinquencies
as a % of servicing portfolio             3.08%             2.82%             2.92%             2.63%



         As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over increased to 2.82% at June 30, 2000, from 2.63% at June 30, 1999, for the Tier I portfolio. Although the delinquency rate at June 30, 2000 increased slightly compared to the rate at June 30, 1999, these two fiscal years are the lowest delinquency rates since June 30, 1996. The steady improvement is a direct result of the Company's continued focus on refining its collection practices and consistent application of conservative underwriting guidelines.

         Tier II portfolio delinquency was 11.26% based on outstanding receivable balances of accounts 30 days past due and over at June 30, 2000, compared to 9.42% at June 30, 1999. Credit losses during fiscal 2000 totaled
$3.6 million, or 8.62% as a percentage of the average Tier II servicing portfolio, compared to $4.5 million, or 7.04%, in fiscal 1999 and $5.3 million or 7.67% in fiscal 1998. Tier II delinquency as a percentage of the Tier II servicing portfolio may increase in the future, while not actually deteriorating since the overall Tier II servicing portfolio is decreasing. This is the result of a declining Tier II servicing portfolio since the Company determined to discontinue Tier II receivable acquisitions effective January 1, 1999. See "Discussion of Forward-Looking Statements."


                                                         Tier I Credit Loss Experience
                                                         For the Years Ended June 30,
                        ------------------------------------------------------------------------------------------------
                                        2000                              1999                          1998
                        ------------------------------------  ----------------------------  ----------------------------
                             Number of                          Number of                    Number of
                            Receivables          Amount        Receivables      Amount      Receivables      Amount
                            -----------          ------        -----------      ------      -----------      ------
                                                                  (Dollars in thousands)
Average servicing
   portfolio                    221,948          $2,610,803       202,187      $2,269,177      179,822       $1,922,977

Gross charge-offs                 7,890              95,815         7,752          82,436        7,909           87,325
Recoveries                                           38,863                        32,525                        33,545
                                              --------------                 -------------                --------------
 Net credit losses                                 $ 56,952                      $ 49,911                      $ 53,780
                                              ==============                 =============                ==============

Gross charge-offs
   as a % of average
   servicing portfolio            3.55%               3.67%         3.83%           3.63%        4.40%            4.54%
Recoveries as a %
    of gross charge-offs                             40.56%                        39.45%                        38.41%
Net credit losses as a %
    of average servicing
    portfolio                                         2.18%                         2.20%                         2.80%

Results of Operations

Years Ended June 30, 2000 and 1999

         Net earnings are summarized in the table below. Net earnings increased 18.7% for the year ended June 30, 2000, compared to the year ended June 30, 1999. The increase over the prior year is primarily due to an increase in net interest margin after provision for estimated credit losses.


                                                   Fiscal Year
                                                   Ended June 30,
                                               2000            1999
                                            ------------    ------------
                                           (Dollars in thousands, except per
                                                    share amounts)

Net Earnings                                 $ 17,005          $ 14,324
Net Earnings Per Share
  (basic and diluted)                         $  1.28           $  1.08



         Net interest margin after provision for estimated credit losses increased 51.1% to $29.8 million for the year ended June 30, 2000, compared to $19.7 million for fiscal 1999. The increase in the net interest margin after provision for estimated credit losses as compared to the prior year is primarily the result of increases in interest on receivables held for sale and retained interest and other interest income.

         Interest on receivables held for sale increased 13.5% to $37.5 million for the year ended June 30, 2000, compared to $33.0 million for the year ended June 30, 1999. The increase in interest on receivables held for sale resulted from an increase in the average outstanding balance of receivables held for sale to $265.9 million for the year ended June 30, 2000, from $236.3 million for fiscal 1999 and an increase in interest rates. The higher average outstanding balance of receivables held for sale is primarily the result of the delay in the timing of the fourth quarter 2000 Securitization.

         Retained interest and other interest income increased 22.0% to $25.0 million for the year ended June 30, 2000, compared to $20.5 million for the year ended June 30, 1999. The discount component of Retained Interest increased at June 30, 1999 by increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. The resulting effect during the current period was an increase in the amount of the discount accreted into income. The individual components of Retained interest and other interest income are shown in the following table.

                                              Fiscal Year
                                             Ended June 30,
                                     2000                    1999
                            -----------------------    -----------------
                                             (In thousands)
Discount accretion               $ 23,789                  $ 18,700
Other interest income               1,174                     1,763
                                ----------                ----------
                                 $ 24,963                  $ 20,463



         Interest expense increased 6.3% to $29.7 million for the year ended June 30, 2000, from $27.9 million for the year ended June 30, 1999. The increase primarily related to higher borrowing needs resulting from the higher average balance of receivables held for sale for the year ended June 30, 2000 compared to 1999 and an increase in interest rates but was offset by lower interest on long-term debt as a result of a principal payment of $22 million in August 1999. Interest expense related to long-term debt was $16.1 million and $17.8 million for the years ended June 30, 2000 and 1999, respectively. The average outstanding warehouse borrowings (excluding the prefunded amount) was $195.2 million for the year ended June 30, 2000, compared to $170.4 million for the year ended June 30, 1999. The average cost of funds on the combined long-term debt and warehouse borrowings (excluding the prefunded amount), net of income earned, increased to 7.97% for the year ended June 30, 2000, from 7.39% for the year ended June 30, 1999. The weighted average cost of funds on the Warehouse Credit Facilities, including the prefunded amount, net of income earned, was 5.77% and 5.09% for the years ended June 30, 2000 and 1999, respectively. Interest rates on the Credit Facilities are variable in nature and are affected by changes in market rates of interest.

         Provision for estimated credit losses decreased to $3.0 million for the year ended June 30, 2000, compared to $5.9 million for the year ended June 30, 1999. The decrease is primarily related to improvement in the quality of the held for sale portfolio.

         Gain on sales of receivables, net decreased 11.8% for the year ended June 30, 2000. The gain on sales of receivables is a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread and the level of estimation for net credit losses. The components of the gain on sales of receivable, net are:


                                                   Fiscal Year
                                                  Ended June 30,
                                             --------------------------
                                                2000           1999
                                             ------------   -----------
                                                  (In thousands)

Gain on sales of receivables                    $ 22,167      $ 31,050
Other than temporary impairments
                                                  (5,284)      (11,917)
                                             ------------   -----------
  Gain on sales of receivables, net             $ 16,883      $ 19,133
                                             ============   ===========



         The receivables sold in the Securitizations were $1.5 billion for the year ended June 30, 2000, compared to $1.3 billion for the year ended June 30, 1999. The decrease in the securitization transaction gains primarily relates to a lower weighted average net spread for fiscal 2000 gain on sales compared to the gain on sales recorded in the prior fiscal year. Also contributing to lower transaction gains was the increase in the discount rate assumption for the fiscal year 2000 Securitizations. The discount rate was increased beginning with the fourth quarter 1999 Securitization. The amount of receivables sold in the Securitization for the quarter ended June 30, 2000 was higher than the other quarters primarily because it included receivable acquisitions for the months of February, March, April and May 2000. In general, the Securitizations include three months of receivable acquisitions. Selected information regarding the Securitizations for the fiscal years 2000 and 1999 is summarized in the following table:


                                                         First        Second         Third         Fourth
                                                        Quarter       Quarter       Quarter        Quarter
                                                        -------       -------       -------        -------
Fiscal 2000 Securitizations                             1999 - C     1999 - D       2000 - A      2000 - B
Credit loss assumption                                    4.50%         4.50%          4.50%         4.75%
Annual prepayment speed assumption                       28.00%        28.00%         28.00%        28.00%
Discount rate assumption                                 14.66%        14.81%         15.61%        15.57%
Weighted average remaining maturity (in months)           71.1          69.9           68.9          71.6


Fiscal 1999 Securitizations                             1998 - C     1998 - D       1999 - A      1999 - B
Credit loss assumption                                    4.40%         4.40%          4.50%         4.50%
Annual prepayment speed assumption                       25.00%        25.00%         28.00%        28.00%
Discount rate assumption                                  9.58%         9.76%          9.84%        14.28%
Weighted average remaining maturity (in months)            68.8          69.1           71.5          71.7



         Gross and net spreads. Market interest rates were higher in fiscal 2000 as compared to fiscal 1999. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average certificate rate. Net spread is defined as gross spread less upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and hedging gains or losses. The weighted average net spreads were 5.46% and 5.85% for the years ended June 30, 2000 and 1999 respectively.

         Management is currently targeting net spreads of approximately 5.00% on Securitizations (assuming a pricing spread for Asset-backed Securities over the two-year treasury note of 100 basis points). This target is based on historical credit quality. However, management believes that the net spread in the first quarter of 2001 Securitization may be closer to 4.50% based on the current upward trend of average credit scores. Management believes that by targeting a gross spread of 7.00% to 7.50% between receivable rates and the two-year treasury rate, these net spreads can be achieved. Although management believes these net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for Asset-backed Securities generally and for securities issued in Securitizations sponsored by the Company. See "Discussion of Forward-Looking Statements."

         Servicing fees include the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fees increased 13.3% to $24.6 million for the year ended June 30, 2000, compared to $21.7 million for the year ended June 30, 1999 as a result of a higher average securitized receivable portfolio. The average securitized receivable portfolio increased 13.9% to $2.4 billion for the year ended June 30, 2000, from $2.1 billion for the year ended June 30, 1999.

         Late charges and other fees increased 18.5% to $6.3 million for the year ended June 30, 2000, from $5.3 million for the year ended June 30, 1999. Other fees consist primarily of late charges, gross profit from the dealership sales and other fee income. The increase in the current year resulted primarily from increased late charges. The increase in late charges is due to the increase in the servicing portfolio over fiscal 1999.

         Salaries and benefits expense increased 22.7% to $28.9 million for the year ended June 30, 2000, from $23.6 million for the year ended June 30, 1999. This increase is primarily the result of an increase in full-time equivalent ("FTE") employees and annual merit increases for the Company's existing employees. Average FTE's for the year ended June 30, 2000, were 585 compared to 528 for the year ended June 30, 1999. The Company has experienced growth primarily in originations, collections and support staff.

         Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Other general and administrative expense increased 10.4% to $21.0 million for the year ended June 30, 2000, from $19.0 million for the year ended June 30, 1999. The increase in other general and administrative expenses is partially attributed to increased promotional expenses for the dealership and new dealer incentive programs. The Company also experienced higher expenses related to outside services and professional fees during fiscal 2000 compared to fiscal 1999.

Years Ended June 30, 1999 and 1998

         Net earnings (loss) increased to $14.3 million, or $1.08 per share (basic and diluted), for the year ended June 30, 1999, compared to ($9.8) million, or ($.74) per share (basic and diluted), for the year ended June 30, 1998. The increase in net earnings is primarily a result of higher gains recognized on the fiscal 1999 securitization transactions of $31.0 million pre-tax ($19.2 million net of tax) compared to the fiscal 1998 securitization transactions of $19.6 million pre-tax ($12.0 million net of tax). Gains on the Securitizations were offset by charges taken for pool by pool other than temporary impairments of Retained Interest of $11.9 million pre-tax ($7.4 million net of tax) and $23.6 million pre-tax ($14.2 million net of tax) for the years ended June 30, 1999 and 1998, respectively.

         Net interest margin after provision for estimated credit losses increased 196.8% to $19.7 million for the year ended June 30, 1999, compared to $6.6 million for fiscal 1998. The increase in the net interest margin after provision for estimated credit losses as compared to fiscal 1998 is primarily a result of an increase in retained interest and other interest income.

         Interest on receivables held for sale increased 18.5% to $33.0 million for the year ended June 30, 1999, compared to $27.9 million for year ended June 30, 1998. The increase in interest on receivables held for sale resulted from an increase in the average outstanding balance of receivables held for sale to $236.3 million for the year ended June 30, 1999, from $206.2 million for fiscal 1998, which was a result of increased receivable acquisitions. Interest earned on the Tier II portfolio was approximately $795,000 for fiscal 1999 compared to approximately $5.2 million in fiscal 1998.

         Retained interest and other interest income increased 54.8% to $20.5 million for the year ended June 30, 1999, compared to $12.9 million for the year ended June 30, 1998. The increase in retained interest and other interest income relates primarily to the implementation of the "cash out" method of valuing
Retained Interest at June 30, 1998, which increased the initial discount recorded from the sale of receivables resulting in a subsequent increase in discount accretion, but was offset by lower collection and spread account interest. Retained interest and other interest income related to discount accretion was $18.7 million and $7.3 million for the years ended June 30, 1999 and 1998, respectively. Retained interest and other interest income related to restricted cash accounts (collection and spread accounts) was $1.3 million for the year ended June 30, 1999, compared to $5.6 million for the year ended June 30, 1998. Cash collection accounts represent customer payments held in trust until disbursement by the trustee. Interest is earned by the Company on these funds prior to distribution of such funds to investors and servicer. Spread Account balances represent credit enhancement on the securitized pools; the Spread Account requirements are affected by the size of the securitized servicing portfolio as well as loss and delinquency trends which may trigger higher spread requirements.

         Interest expense increased 5.2% to $27.9 million for the year ended June 30, 1999, from $26.1 million for the year ended June 30, 1998. The increase primarily related to higher average borrowing needs due to higher receivable acquisitions for the year ended June 30, 1999 compared to 1998, but was offset by lower interest on long-term debt as a result of a principal payment in August 1998. Interest expense related to long-term debt was $17.8 million and $19.5 million for the years ended June 30, 1999 and 1998, respectively. The average outstanding warehouse borrowings (excluding the prefunded amount) was $170.4 million for the year ended June 30, 1999, compared to $111.2 million for the year ended June 30, 1998. The average cost of funds on the combined long-term debt and warehouse borrowings (excluding the prefunded amount), net of income earned, decreased to 7.39% for the year ended June 30, 1999, from 7.86% for the year ended June 30, 1998. The weighted average cost of funds on the Warehouse Credit Facility, including the prefunded amount, net of income earned, was 5.09% and 5.88% for the years ended June 30, 1999 and 1998, respectively. Interest rates on the Credit Facility are variable in nature and are affected by changes in market rates of interest.

         Provision for estimated credit losses decreased to $5.9 million for the year ended June 30, 1999, compared to $8.1 million for the year ended June 30, 1998. The decrease is primarily related to improvement in the quality of the held for sale portfolio and a decrease in the amount of modified receivables.

         Gain (Loss) on Sales of Receivables, net and interest rate risk. During the fourth quarter of fiscal 1999, the Company refined its methodology of determining discount rates used to calculate the gain on sales of receivables and value Retained Interest. See - "Financial Condition - Retained Interest in Securitized Assets below". This change had the effect of reducing gain on sale of receivables by $3.1 million, pretax ($1.9 million net of taxes) or $0.15 per share (basic and diluted). Gain on sales of receivables totaled $19.1 million for the year ended June 30, 1999, compared to a loss of $11.9 million for the year ended June 30, 1998. The increase in Gain (Loss) on Sales of Receivables is primarily a result of higher gains recognized on fiscal 1999 securitization transactions compared to fiscal 1998. The gain for the year ended June 30, 1999 and 1998, consisted of gains on new securitization transactions of $31.0 million and $19.6 million, offset by charges for other than temporary impairments of Retained Interest of $11.9 million and $23.6 million, respectively. The net gain for the year ended June 30, 1999, was also higher than the year ended June 30, 1998 due to a $7.9 million charge in fiscal 1998 related to the implementation of the "cash out" method of valuing Retained Interest. The increase in the Gain
(Loss) on Sales of Receivables is also attributed to a 35.9% increase in the volume of receivables securitized to $1.3 billion for fiscal 1999 compared to $948.1 million for fiscal 1998. Additionally, the weighted average net spread increased to 5.85% for the year ended June 30, 1999, compared to 5.28% for the year ended June 30, 1998. The weighted average net spread included four Tier I Securitizations for the year ended June 30, 1999, and four Tier I and one Tier II securitizations for the year ended June 30, 1998. As indicated below, credit loss assumptions on the fiscal 1999 securitization transactions were 4.40% on 1998-C and 1998-D and 4.50% on 1999-A and 1999-B compared to 4.00% on the Tier I transactions throughout fiscal 1998. The credit loss assumptions on the fiscal 1999 Securitizations were based on combined Securitizations of Tier I, Tier II and modified receivables. The allowance for credit losses was 12.00% for the Tier II fiscal 1998 Securitization. Indicated in the table below are the assumptions related to the Tier I quarterly Securitizations for fiscal 1999 and 1998:


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



         Gross and net spreads. Market interest rates were lower in fiscal 1999 as compared to the corresponding periods of fiscal 1998. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average certificate rate. Net spread is defined as gross spread less servicing fees, upfront costs, ongoing credit enhancement fees and trustee fees and hedging gains or losses. Net spreads increased steadily over the year and reached record amounts in the third and fourth quarter Securitizations of 6.16% and 6.75%, respectively.

         Servicing fees include the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fees increased 13.9% to $21.7 million for the year ended June 30, 1999, compared to $19.1 million for the year ended June 30, 1998 as a result of a higher average securitized receivable portfolio. The average securitized receivable portfolio increased 16.9% to $2.1 billion for the year ended June 30, 1999, from $1.8 billion for the year ended June 30, 1998.

         Late charges and other fees increased 30.9% to $5.3 million for the year ended June 30, 1999, from $4.1 million for the year ended June 30, 1998. Other fees consist primarily of late charges, other fee income and the gross profit from the dealership sales. The increase in fiscal 1999 resulted primarily from the dealership gross profit on sales of $751,000 for fiscal 1999. Additionally, late charges and other fee income increased for the year ended June 30, 1999, compared to 1998. The increase in late charges and other fee income is due to the increase in receivable acquisitions and servicing portfolio over fiscal 1998.

         Salaries and benefits expense increased 21.3% to $23.6 million for the year ended June 30, 1999, from $19.4 million for the year ended June 30, 1998. This increase resulted primarily from an increase in full-time equivalent ("FTE") employees. Average FTE's for the year ended June 30, 1999, were 528 compared to 466 for the year ended June 30, 1998. The Company has experienced growth primarily in accounting, operations and retail operations, and the Company has experienced a decrease in the number of collection employees. The increase in the operations area is in response to a growing servicing portfolio. The increase in retail operations is a result of growing the new car franchised dealership business that was opened in July 1998. The decrease in the collections area resulted from improved collection strategies and internal efficiencies. Other increases in salary and benefit expense were due to annual merit increases for the Company's existing employees and performance based annual incentive bonuses.

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

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes:

o the principal balance of receivables held for sale, net of unearned discount

o        allowance for estimated credit losses

o        receivables in process

o        Dealer Premiums

         The principal balance for receivables held for sale is lower at June 30, 2000 than at June 30, 1999 primarily because of the timing of the Securitization in the fourth quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999. Selected information regarding the receivables held for sale, net and servicing portfolio at June 30, 2000 and 1999 is summarized in the following table.


                                                    June 30,
                                            2000              1999
                                        --------------    --------------
                                                 (In thousands)
Receivables held for sale, net               $206,701          $267,316
Allowance for credit losses                  $(2,978)          $(2,754)
Securitized assets serviced               $ 2,676,655       $ 2,256,415
Total servicing portfolio                 $ 2,881,115       $ 2,519,070



         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $17.4 million to $208.4 million at June 30, 2000, from $191.0 million at June 30, 1999. The Company's collections are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the increase in Retained Interest:

Balance at June 30, 1999                                           $191,029

Amounts capitalized (including estimated dealer rebates)             69,266
Collections                                                         (87,529)
Accretion of discount                                                23,594
Change in accelerated principal                                      23,197
Change in spread accounts                                           (11,258)
Other than temporary impairment                                      (5,284)
Net change in unrealized gain                                         5,416
                                                               -------------
Balance at June 30, 2000                                           $208,431
                                                               =============

         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At June 30, 2000, the allowance relating to both Tier I and Tier II securitized receivables totaled $119.0 million, or 4.45% of the total securitized receivable portfolio, compared to $104.4 million, or 4.63%, at June 30, 1999. The Company's assumptions for valuing Retained Interest at June 30, 2000, include the Company's latest estimates for net credit losses of 4.00% to 6.24% on Tier I receivables and 12.00% to 16.32% on Tier II receivables as a percentage of original principal balance over the life of receivables, annual prepayment estimates ranging from 22.11% to 28.00% on Tier I receivables and 4.23% to 21.06% on Tier II receivables, and discount rates ranging from 9.11% to 15.38% on Tier I receivables and 11.16% to 14.18% on Tier II receivables. The weighted average discount rate used to value Retained
Interest at June 30, 2000 was 13.78% compared to 12.83% at June 30, 1999. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. See - "Discussion of Forward-Looking Statements" and "Impact of Current Accounting Prouncements."

         Amounts due under revolving warehouse credit facility were $152.2 million at June 30, 2000, compared to $185.5 million at June 30, 1999. The decrease is primarily the result of the timing of the 2000-B Securitization in June 2000 compared to the 1999-B Securitization in May 1999 but was partially offset by increased receivable acquisitions in the month of June 2000 compared to June 1999.

         Long-term debt was $177.0 million at June 30, 2000, compared to $199.0 million at June 30, 1999. The decrease in long-term debt was a result of a required principal payment on the Company's Senior Notes in August 1999 of $22.0 million.

         Current and deferred income taxes payable. The current and deferred income taxes payable totaled $9.7 million at June 30, 2000, compared to $16.0 million at June 30, 1999. The decrease is primarily the result of tax payments made during the year, which are partially offset by an increase in the tax liability associated with current year earnings.

Liquidity and Capital Resources

         Sources and uses of cash in operations. The Company's business requires significant amounts of cash. Its primary uses of cash include:

o        acquisition and financing of receivables

o        payment of Dealer Premiums

o securitization costs including cash held in Spread Accounts and similar cash collateral accounts under the Credit Facilities

o servicer advances of payments on securitized receivables pursuant to securitization trust agreements

o losses on hedging transactions realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the hedge

o        operating expenses

o        payment of income taxes

o        principal payments on long-term debt

o        interest expense

o        capital expenditures

The Company's sources of cash include:

o standard servicing fees; generally 1.00% per annum of the securitized portfolio;

o        receipt of Future Servicing Cash Flows

o        Dealer Premium rebates

o gains on hedging transactions realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the hedge

o        interest income

o        sales of receivables in securitization transactions

o        proceeds  from  sale  of  interest-only   strips  in  conjunction  with
         securitization transactions

         Operating Activities. Net cash used in operating activities decreased to $10.0 million for the year ended June 30, 2000, from net cash used in operating activities of $221.0 million for the year ended June 30, 1999. The decrease was primarily attributable to an increase in receivables securitized relative to receivables acquired.

         Investing activities. Net cash provided by investing activities was $72.7 million and $63.2 million for the years ended June 30, 2000 and 1999, respectively. The increase over the prior year relates to higher collection on Retained Interest due to lower net credit losses.

         Financing activities. Net cash used in financing activities for fiscal 2000 was $56.1 million compared to net cash provided by financing activities of $90.3 million in the prior year. The change was primarily a result of decreased warehouse borrowings at June 30, 2000, relative to the balance at June 30, 1999. The Company has substantial capital requirements to support its ongoing operations and anticipated growth.

         The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt and Credit Facilities. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a Securitization arrangement with a commercial paper conduit which should be available for future use as management deems appropriate, subject to the agreement of the conduit participants to increase available funding. At June 30, 2000 such facility had a capacity of $375.0 million, all of which was available. During August 2000, the capacity for this facility was increased to $500.0 million. In September 2000, the Company sold $500 million of receivables into this facility, in lieu of a public Securitization. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables and to control interest rate risk by matching the repayment of amounts due to investors in the securitization transaction with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the Credit
Facilities  to  fund  ongoing  receivable  acquisitions  (not  including  Dealer
Premiums). In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of Dealer Premiums, securitization transaction costs, servicing obligations and other cash requirements described above. The Company's ability to borrow under the Credit Facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrowing under the Credit Facilities. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on changes in interest rates. During fiscal 2000, derivative financial instrument transactions have provided cash of $5.3 million compared to $3.2 million used during fiscal 1999.

         Warehouse facilities. At June 30, 2000 the Company had two Credit Facility borrowing arrangements with an independent financial institution for a total of $550.0 million The $350.0 million Credit Facility is insured by a surety bond provider to fund receivable acquisitions while the $200.0 million Credit Facility is not insured. The Credit Facilities provides funding for receivable acquisitions at a purchase price of up to 100% of the outstanding principal balance of eligible receivables at the time of purchase, and the advance rate may be adjusted based on an actual net yield percentage that is measured monthly on all receivables in the Warehouses. At June 30, 2000 and 1999, $152.2 million and $185.5 million was utilized, and an additional $47.1 million and $67.2 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. During August 2000, an additional Credit Facility with another independent financial institution was added bringing the total borrowing capacity to $750.0 million.

         The Credit Facilities generally have a term of one year. Selected summary information about the Credit Facilities is shown below:

           Credit Facility         Outstanding              Expiration
              Capacity           at June 30, 2000              Date
              --------           ----------------         ---------------
           (in millions)
                 $350                   $152.2             September 2000
                 $200                   None                 March 2001
                 $200                   N/A                 August 2001


         The $350 million Credit Facility was renewed on September 7, 2000 and expires in September 2001.

         Working capital line. In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term, and the entire amount was available for use at June 30, 2000.

         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due on August 1. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests as well as restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         Based on current cash flow projections, management believes that the Company's existing capital resources, the Credit Facilities and working capital line described above, future earnings, expected growth in receivable acquisitions and periodic Securitization of receivables should provide the necessary capital and liquidity for its operations through at least the next twelve months. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in Securitizations or other financing transactions and other factors affecting the net cash provided by Securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders.

Discussion of Forward-Looking Statements

         This report contains forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, receivable origination volume, target spreads, changes in competitive environment , market expansion and other aspects of its business. Similar forward-looking statements may be made by the Company , orally, or in writing, from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Among these factors are the following:

         Capital requirements and availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in Securitizations or other financing transactions and the other factors that affect the net cash provided by Securitizations (at closing and over time) as well as the percentage of principal amount of receivables acquired for which the Company can obtain Warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic Securitizations of its receivable portfolio and the terms of such Securitizations which are dependent on market factors generally, changes in interest rates, demand for Asset-backed Securities and the asset-backed securities offered in the Company's Securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its Senior and Senior Subordinated Notes and Credit Facilities and/or its ability to obtain funding to replace and/or supplement such facilities should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's operations may be adversely affected, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the Credit Facilities.

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

         Interest rate risk. The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. Prior to March 1999, as a part of the hedging strategy, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. In addition, the commercial paper conduit pursuant to which the Company Securitized $500.0 million in receivables in September 2000, may from time to time in the future, provide for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular,  such  strategies  depend on  management's  estimates of  receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss should substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (Loss) on Sales of Receivables. Effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). The impact on the accounting for the Company hedging transactions is described below in the "Impact of Current Accounting Pronouncements" section.

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

         Regulation. The Company's business is subject to numerous federal and state consumer protection laws and regulations which, among other things:

o require the Company to obtain and maintain certain licenses and qualifications;

o limit the interest rates, fees and other charges the Company is allowed to charge;

o        limit or prescribe certain other terms of the Company's contracts;

o        require specified disclosures; and

o        define the Company's rights to repossess and sell collateral.

         Such laws are complex and vary widely from state to state and the Company could incur significant liability for even inadvertent violation of such laws. Changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulation could have an adverse effect on the Company's business.

Impact of Current Accounting Pronouncements

         In June 1998, Financial Accounting Standards Board issued SFAS No. 133. The Statement as amended, is effective July 1, 2000. On July 1, 2000, the Company recorded a liability in "Other payables and accrued expenses" of approximately $1.3 million and a net of tax charge of approximately $400,000 to "Accumulated other comprehensive earnings" which was reported as a "Cumulated effect of a change in accounting principle" in the consolidated statement of shareholders' equity. The adoption of SFAS No. 133 did not have any impact on the income statement on July 1, 2000.

         In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and
Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 will require the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

         The Company currently applies certain provisions of EITF Issue No. 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 93-18") regarding impairment. EITF 99-20 will no longer allow for temporary impairments which are based on fair values discounted at risk free rates.

         The effective date for EITF 99-20 is January 1, 2001, with earlier adoption permitted. In the event of a write-down, the write-down associated with the implementation of EITF 99-20 will be reported as a "cumulative effect of a change in accounting principle" and will be reported on a prospective basis. The Company anticipates adopting the provision of EITF 99-20 as of January 1, 2001. The Company has not evaluated the impact of this change.

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk

         The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. The Company's hedging strategy is an integral part of its practice of periodically securitizing receivables. Prior to March 1999, as part of the hedging strategy, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. In addition, the commercial paper conduit pursuant to which the Company securitized $500 million in receivables in September 2000 may from time to time in the future, provide for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss should substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization. On the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (Loss) on Sales of Receivables. At June 30, 2000, the Company had an unrealized hedging loss on forward interest rate swaps of $1.3 million based on notional amounts outstanding of $426.5 million. The fair value of long-term debt increases or decreases as market interest rates are reduced or increased, respectively. Effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplementary Data - Notes 2 and 7."

          The following table presents the principal cash repayments and related weighted average interest rates by maturity date for warehouse current variable rate and long-term fixed rate debt at June 30, 2000:

                                           2001            2002             2003            Total           Fair Value
                                           ----            ----             ----            -----           ----------
                                                   (Dollars in thousands)

Amounts due under warehouse facility      $152,235         $     -        $      -        $152,235            $152,235
    Weighted average variable rate            5.78%              -               -            5.78%

Long-term debt                             $22,000         $43,667        $111,333        $177,000            $167,046
    Weighted average fixed rate               8.53%           8.14%           8.86%           7.69%

Sensitivity analysis on Retained Interest

         The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past Securitizations. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplementary Data - Notes 1 and 5."

         At June 30, 2000, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:


------------------------------------------------------------------------------------------------------------------------

Amounts as of June 30, 2000                                      Tier I               Tier II               Total
---------------------------                                      ------               -------               -----
Fair value of retained interest (1)                            $212,730,070           $3,426,990           $216,157,060

Prepayment speed assumption (annual rate)                     22.11% - 28.00%       4.23% - 21.06%

Impact on fair value of 10% adverse change                     $206,310,601           $3,406,125           $209,716,726
Impact on fair value of 20% adverse change                     $200,239,324           $3,385,996           $203,625,320


Net loss rate assumption (pool life rate)                     4.00% - 6.24%         12.00% - 16.32%

Impact on fair value of 10% adverse change                     $189,706,190           $2,562,992           $192,269,182
Impact on fair value of 20% adverse change                     $166,479,432           $1,717,534           $168,196,966


Discount rate assumption (annual rate)                       9.11% - 15.38%        11.16% - 14.18%

Impact on fair value of 10% adverse change                     $207,225,384           $3,364,519           $210,589,903
Impact on fair value of 20% adverse change                     $201,995,290           $3,303,893           $205,299,183

------------------------------------------------------------------------------------------------------------------------

(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference primarily relates to the inventory value of repossessed autos that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

         These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The forgoing is further presented based on the assumption that any increase in the discount rate would cause a corresponding increase in the interest rate earned on the spread and collection accounts. See - "Discussion of Forward-Looking Statements".

Item 8.           Financial Statements and Supplementary Data

Independent Auditors' Reports

Board of Directors
Union Acceptance Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Union Acceptance Corporation and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Acceptance Corporation and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
July 21, 2000

The Board of Directors
Union Acceptance Corporation:


We have audited the accompanying consolidated statements of earnings (loss), shareholders' equity, and cash flows of Union Acceptance Corporation and Subsidiaries for the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Union Acceptance Corporation and Subsidiaries for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Indianapolis, IN
August 27, 1998


CONSOLIDATED BALANCE SHEETS
AT JUNE 30,                                                                 2000              1999
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                    $ 14,792           $ 8,088
Restricted cash                                                                13,010            12,215
Receivables held for sale, net                                                206,701           267,316
Retained interest in securitized assets                                       208,431           191,029
Accrued interest receivable                                                     1,727             2,035
Property,equipment, and leasehold improvements, net                             9,494             8,375
Other assets                                                                   23,983            25,868
                                                                         -------------    --------------

  Total Assets                                                              $ 478,138         $ 514,926
                                                                         =============    ==============

Liabilities and Shareholders' Equity

Liabilities
Amounts due under warehouse facilities                                      $ 152,235         $ 185,500
Long-term debt                                                                177,000           199,000
Accrued interest payable                                                        5,408             5,287
Amounts due to trusts                                                          14,487            13,152
Dealer premiums payable                                                         3,663             2,564
Current and deferred income taxes payable                                       9,740            16,022
Other payables and accrued expenses                                             5,576             3,922
                                                                         -------------    --------------

  Total Liabilities                                                           368,109           425,447
                                                                         -------------    --------------

Commitment and Contingencies (Note 11)                                              -                 -

Shareholders' Equity
Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                                    -                 -

Class A Common Stock, without par value,
  authorized 30,000,000 shares; 5,816,024 and 5,099,344 shares issued and outstanding at June 30, 2000 and
  June 30, 1999, respectively                                                  58,632            58,452

Class B Common Stock, without par value,
  authorized 20,000,000 shares; 7,461,608 and 8,150,266 shares issued and outstanding at June 30, 2000 and
  June 30, 1999, respectively                                                       -                 -

Accumulated other comprehensive earnings, net of income taxes                   3,564               199

Retained earnings                                                              47,833            30,828
                                                                         -------------    --------------

  Total Shareholders' Equity                                                  110,029            89,479
                                                                         -------------    --------------

  Total Liabilities and Shareholders' Equity                                $ 478,138         $ 514,926
                                                                         =============    ==============

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE YEARS ENDED JUND 30,                                                   2000           1999            1998
(Dollars in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------
Interest on receivables held for sale                                         $37,461        $33,015         27,871
Retained interest and other                                                    24,963         20,463         13,993
                                                                           ----------- -------------- --------------

   Total interest income                                                       62,424         53,478         41,864
Interest expense                                                               29,663         27,906         27,178
                                                                           ----------- -------------- --------------

   Net interest margin                                                         32,761         25,572         14,686
Provision for estimated credit losses                                           3,000          5,879          8,050
                                                                           ----------- -------------- --------------
   Net interest margin after provision
      for estimated credit losses                                              29,761         19,693          6,636

Gain (loss) on sales of receivables, net                                       16,883         19,133       (11,926)
Servicing fees                                                                 24,612         21,716         19,071
Late charges and other fees                                                     6,337          5,349          4,087
                                                                           ----------- -------------- --------------

Other revenues                                                                 47,832         46,198         11,232
                                                                           ----------- -------------- --------------

Salaries and benefits                                                          28,915         23,572         19,427
Other expenses                                                                 20,998         19,016         16,119
                                                                           ----------- -------------- --------------

Total operating expenses                                                       49,913         42,588         35,546
                                                                           ----------- -------------- --------------

Earnings (loss) before provision (benefit)
   for income taxes                                                            27,680         23,303       (17,678)
Provision (benefit) for income taxes                                           10,675          8,979        (7,856)
                                                                           ----------- -------------- --------------

Net earnings (loss)                                                           $17,005        $14,324        (9,822)
                                                                           =========== ============== ==============

Net earnings (loss)  per common share (basic and diluted)                      $ 1.28         $ 1.08       $ (0.74)
                                                                           =========== ============== ==============

Basic weighted average number of common shares
     outstanding                                                           13,267,493     13,241,593     13,226,651
Dilutive effect of common stock options                                        25,777         12,053              -
                                                                           ----------- -------------- --------------
Diluted weighted average number of common shares
     outstanding                                                           13,293,270     13,253,646     13,226,651
                                                                           =========== ============== ==============

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,                                                        2000             1999             1998
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings (loss)                                                           $   17,005         $ 14,324        $  (9,822)
      Adjustments to reconcile net earnings to net cash
      from operating activities:
         Acquisition of receivables held for sale, net of liquidations            (1,429,726)      (1,439,172)        (953,252)
         Dealer premiums paid, net on receivables held for sale                      (34,807)         (51,122)         (40,526)
         Proceeds from securitization of receivables held for sale                 1,484,500        1,288,071          948,114
         Gain on sales of receivables                                                (32,060)         (48,622)         (26,263)
         Proceeds on sale of interest-only strip                                           -            2,847           13,869
         Impairment of retained interest in securitized assets                         5,284           11,917           23,636
         Accretion of discount on retained interest in securitized assets            (23,594)         (18,337)          (7,269)
         Provision for estimated credit losses                                         3,000            5,879            8,050
         Amortization and depreciation                                                 4,050            4,688            4,689
         Restricted cash                                                                (794)           5,551           (1,111)
         Other assets and accrued interest receivable                                    236           (1,983)            (736)
         Amounts due to trusts                                                         1,335           (2,358)            (557)
         Other payables and accrued expenses                                          (4,403)           7,276           (3,383)
                                                                                 -------------  ---------------  ---------------
                   Net cash used in operating activities                              (9,974)        (221,041)         (44,561)
                                                                                 -------------  ---------------  ---------------

Cash flows from investing activities:
    Collections on retained interest in securitized assets
         and changes in spread accounts                                               75,590           65,034           39,513
    Capital expenditures                                                              (2,816)          (1,794)          (6,809)
                                                                                 -------------  ---------------  ---------------
                   Net cash provided by investing                                     72,774           63,240           32,704
                   activities
                                                                                 -------------  ---------------  ---------------

Cash flows from financing activites:
    Principal payment on long-term debt                                              (22,000)         (22,000)               -
    Stock options excercised                                                              93                2                -
    Net change in warehouse credit facilities                                        (33,265)         112,377           28,668
    Payment of borrowing fees                                                           (924)            (102)               -
                                                                                 -------------  ---------------  ---------------
                   Net cash provided by (used in) financing activities               (56,096)          90,277           28,668
                                                                                 -------------  ---------------  ---------------

Change in cash and cash equivalents                                                    6,704          (67,524)          16,811

Cash and cash equivalents, beginning of period                                         8,088           75,612           58,801
                                                                                 -------------  ---------------  ---------------

Cash and cash equivalents, end of period                                            $ 14,792          $ 8,088         $ 75,612
                                                                                 =============  ===============  ===============

Supplemental disclosures of cash flow information:
Income taxes paid                                                                   $ 19,338          $ 2,661             $ 22
                                                                                 =============  ===============  ===============
Interest paid                                                                       $ 28,545         $ 28,276         $ 24,332
                                                                                 =============  ===============  ===============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(Dollars in thousands, except per share data)


                                         Number of Common Stock                        Accumulated
                                           Shares Outstanding                             Other                           Total
                                     -------------------------------  Common          Comprehensive      Retained      Shareholders'
                                         Class A         Class B       Stock             Income          Earnings         Equity
                                     -----------------------------------------------------------------------------------------------
Balance at July 1, 1997                    4,016,788      9,200,000     $58,270          $ 2,252         $26,326        $86,848
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
Net loss                                           -              -           -                -         (9,822)        (9,822)
    Net unrealized gain on retained
       interest in securitized                     -              -           -            8,527               -          8,527
       assets
    Incomes taxes related to unrealized
       gain in securitized assets                  -              -           -          (3,170)               -        (3,170)
                                                                                                                 ---------------
Total comprehensive loss                                                                                                (4,465)
Grants of common stock                        14,694              -          90                -               -             90
Conversion of Class B Common Stock
    into Class A Common Stock                344,964      (344,964)           -                -               -              -
                                     ---------------- -------------------------- ---------------- ------------------------------

Balance at June 30, 1998                   4,376,446      8,855,036      58,360            7,609          16,504         82,473
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                                       -              -           -                -          14,324         14,324
    Net unrealized loss on retained
       interest in securitized                     -              -           -         (11,961)               -       (11,961)
       assets
    Incomes taxes related to unrealized
       loss in securitized assets                  -              -           -            4,551               -          4,551
                                                                                                                 ---------------
Total comprehensive earnings                                                                                              6,914
Grants of common stock                        17,778              -          90                -               -             90
Stock options exercised                          350              -           2                -               -              2
Conversion of Class B Common Stock
    into Class A Common Stock                704,770       (704,770)          -                -               -              -
                                     ---------------- -------------------------- ---------------- ------------------------------

Balance at June 30, 1999                   5,099,344      8,150,266      58,452              199          30,828         89,479
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                                       -              -           -                -          17,005         17,005
    Net unrealized gain on retained
       interest in securitized                     -              -           -            5,416               -          5,416
       assets
    Incomes taxes related to unrealized
       gain in securitized assets                  -              -           -          (2,051)               -        (2,051)
                                                                                                                 ---------------
Total comprehensive earnings                                                                                             20,370
Grants of common stock                        10,550              -          75                -               -             75
Stock options exercised                       17,472              -          93                -               -             93
Other                                              -              -          12                -               -             12
Conversion of Class B Common Stock
    into Class A Common Stock                688,658       (688,658)          -                -               -              -
                                     ---------------- -------------------------- ---------------- ------------------------------

Balance at June 30, 2000                   5,816,024      7,461,608     $58,632          $ 3,564         $47,833       $110,029
                                     ================ ========================== ================ ==============================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED JUNE 30, 2000, 1999 and 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Union Acceptance Corporation ("UAC") and its subsidiaries (collectively, the "Company") is an Indiana corporation engaged primarily in the business of acquiring, securitizing, and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The Company currently acquires receivables from a network of approximately 5,000 manufacturer-franchised automobile dealerships in 39 states.

The Company's indirect auto program focuses on acquiring one level of receivable quality. The Company acquires receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. The Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II") until January 1, 1999 when the Company discontinued the acquisition of Tier II receivables. Tier II receivable acquisitions accounted for less than 1.0% of the receivable servicing portfolio during fiscal 1999, and 1.1% and 2.1% of the receivable servicing portfolio at June 30, 2000 and 1999, respectively.

Basis  of  Financial  Statement   Presentation  -  The  consolidated   financial
statements include the accounts of UAC and its wholly-owned subsidiaries:

o        Circle City Car Company
o        Performance Funding Corporation
o        Performance Securitization Corporation
o        UAC Boat Funding Corp.
o        UAC Finance Corporation
o        UAC Securitization Corporation
o        UAFC Corporation (formerly known as Union Acceptance Funding
         Corporation)
o        UAFC-1 Corporation
o        UAFC-2 Corporation
o        Union Acceptance Funding Corporation
o        Union Acceptance Receivables Corporation

All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of Retained Interest in Securitized Assets, gain (loss) on sales of receivables and the allowance for credit losses.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash - Restricted cash consists of funds held in reserve  accounts in
compliance   with  the  terms  of  the   Credit   Facilities'   agreements   and
securitization payahead accounts.

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

Receivables held for sale, net includes Dealer Premiums which are incentives paid to dealers in connection with the acquisition of receivables. Dealer
Premiums are capitalized and included as basis in the receivables and are charged to gain on sale of receivables, net at the time of sale. A portion of the Dealer Premiums is refundable by the dealer to the Company in the event of receivable prepayment or default.

Accrued Interest Receivable - Accrued interest receivable represents interest earned but not collected on receivables held for sale.

Property, Equipment, and Leasehold Improvements, Net - Property, equipment, and leasehold improvements are recorded at cost. Depreciation is determined primarily on accelerated methods over the estimated useful lives of the respective assets.

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing Asset-backed Securities. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The Credit enhancements utilized in recent securitizations has been in the form of a specific cash account ("Spread Account") held by the Trust and over collateralization. The Spread Account is required by the applicable servicing agreement to be maintained at specified levels and over collateralization.

At the closing of each Securitization, the Company allocates its basis in the receivables between the portion of the receivables sold through the certificates and the portion of the receivables retained from the Securitizations ("Retained Interest" and "Servicing Assets") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest and if applicable, the Servicing Assets. Retained Interest consists of the discounted estimated cash flows to be received by the Company. Servicing Assets represent the present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, and hedging gains and losses, equals the net gain on sale of receivables recorded by the Company.

The Company receives base servicing fees for the servicing and collection of the receivables. The Company is entitled to the residual cash flows from the trust (Retained Interest) that represent collections on the receivables in excess of the amounts required to pay the principal and interest on the securities issued in the Securitization, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the receivables are allocated first to the base servicing fees, then to the security holders for interest at the interest rate on the securities plus principal as defined in the applicable servicing agreement, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company with such amounts included as a component of the Retained Interest. In certain transactions, the Company chooses to "turbo" excess cash prior to bringing the Spread Account to required levels. The "turbo" feature provides for initial use of excess cash to reduce the principal balance of the Asset-backed Securities to a specified level. Once the required Spread Account level is achieved, the excess is released from the Trust to the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the applicable servicing agreement. The specified credit enhancement levels are defined in the applicable servicing agreement as the Spread Account balance and turbo requirements expressed generally as a percentage of the original collateral principal balance.

The average of the interest rates received on the receivables exceeds the interest rates paid on the securities issued in the Securitization. Accordingly, the Retained Interest described above is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future rates of net credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 22.11% to 28.00% at June 30, 2000 on Tier I receivables. The Company estimates net credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used net credit losses of 4.00% to 6.24% for Tier I receivables and 12.00% to 16.32% for Tier II receivables as a percentage of the original principal balance over the life of the receivables to value Retained Interest at June 30, 2000.

The Company records unrealized gains or losses attributable to the change in the fair value of the Retained Interest in each Securitization, which are recorded as "available-for-sale" securities, net of related income taxes, until realized. The unrealized gains or losses are recorded as "Accumulated other comprehensive income", in shareholders' equity. The Company is not aware of an active market for the purchase or sale of Retained Interest, and accordingly, the Company determines the estimated fair value of the Retained Interest by discounting the expected cash flows to be released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. Beginning in the fourth quarter of fiscal 1999, tiered discount rates were used based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilized discount rates ranging from 9.11% to 15.38% on the estimated cash flows to be released from the Spread Account to value the Retained Interest at June 30, 2000. The weighted average discount rate used to value Retained Interest at June 30, 2000 and 1999 was 13.78% and 12.83% respectively.

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

In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 will require the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

The Company currently applies certain provisions of EITF Issue No. 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 93-18") regarding impairment. EITF 99-20 will no longer allow for temporary impairments which are based on fair values discounted at risk free rates.

The effective date for EITF 99-20 is January 1, 2001, with earlier adoption permitted. The write-down associated with the implementation of EITF 99-20 will be reported as a "cumulative effect of a change in accounting principle" and will be reported on a prospective basis. The Company anticipates adopting the provision of EITF 99-20 as of January 1, 2001. The Company has not evaluated the impact of this change.

Inventory - Inventories consist primarily of pre-owned vehicles valued at the lower of cost or market. Market is considered to be the current wholesale market value.

Servicing Assets - The Company receives base servicing fees, typically one percent of receivables serviced, for the servicing and collection of the receivables which is considered to be adequate servicer compensation. Servicing Assets are the Company's present value benefit derived from retaining the right to service receivables securitized in excess of adequate servicer compensation. When this occurs, the Company has recorded Servicing Assets at the time of the sale of receivables and has allocated the total cost of the receivables to the Servicing Asset retained and the receivables sold based on their relative fair values. Servicing assets are recognized as a component of gain on sale of receivables, net. Accretion of related discount to present value is recognized as a component of interest income.

Servicing Assets are carried at the lower of cost or fair value and are included in other assets. Other than temporary impairment is measured using the relative fair value of the individual Servicing Assets and recognized through a valuation allowance.

Servicing Fees - Servicing fees include the contractual fee, typically one percent of receivables serviced, earned from each trust.

Common Stock - In election of directors, the holders of Class B Common Stock are entitled to five votes per share, and Class A Common Stock are entitled to one vote per share. On all matters other than the election of directors, holders of Class B and A have one vote per share and vote as a single class.

The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 688,658; 704,770 and 344,964 shares of Class B Common Stock were converted to shares of Class A Common Stock during fiscal 2000, 1999 and 1998, respectively.

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

Derivative Financial Instruments - The Company uses derivative financial instruments as a means of managing the interest rate exposure of its fixed-rate receivables held for sale and forecasted receivable production through the estimated date of sale of such receivables in a Securitization and does not use them for trading purposes. Historically, Securitizations have occurred once a quarter. The derivative financial instruments are accounted for under the accrual method. Under this method the differential to be paid or received on instruments is recognized over the life of the agreements in interest expense. Changes in fair value of the interest rate swaps accounted for under the accrual method are not reflected in the accompanying consolidated financial statements. Since March 1999, the Company utilizes a hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. Prior to March 1999, the Company used a hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable production during the relevant period. Associated gains or losses on the terminated interest rate swaps are included in income at the time the designated receivables are sold and as such are included in the determination of the gain on sales of receivables. To qualify for such accounting, the interest rate swaps are designated to the receivables and alter the receivables' interest rate characteristics.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued in June 1998. The Statement as amended, is effective July 1, 2000. On July 1, 2000, the Company recorded a liability in "Other payables and accrued expenses" of approximately $1.3 million and a net of tax charge of approximately $400,000 to "Accumulated other comprehensive earnings" which was reported as a "Cumulated effect of a change in accounting principle" in the consolidated statement of shareholders' equity. The adoption of SFAS No. 133 did not have any impact on the income statement on July 1, 2000.

Earnings Per Share - Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. The following chart indicates the numbers of options to purchase shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:


                              For the years ended
                      2000           1999          1998
                   -----------   ------------   ----------
                      429,323        324,666      377,139



Segment Information - The Company determined it has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment was determined based on management's approach to operating decisions, assessing performance and reporting of financial information.

Reclassification - Certain amounts for the prior periods have been reclassified to conform to the current presentation.

2.   RECEIVABLES HELD FOR SALE, NET

Receivables held for sale, net are as follows (in thousands) at:

                                                       June 30,
                                                2000             1999
                                              -----------    -------------

Principal balance of Tier I receivables        $ 202,167        $ 260,857
Principal balance of Tier II receivables           1,656              886
Dealer Premiums                                    5,369            8,209
Allowance for credit losses                       (2,978)          (2,754)
Other                                                487              118
                                              ----------        ---------
                                              $  206,701        $ 267,316
                                              ==========        =========



Activity in the allowance for credit losses on receivables held for sale (in thousands):

                                                   Year ended June 30,
                                             2000         1999          1998
                                           ----------  ------------  -----------

Balance at the beginning of the period       $ 2,754       $ 1,916         $780
    Charge-offs                              (5,638)       (7,708)     (10,635)
    Recoveries                                 2,862         2,667        3,721
    Provision for estimated credit losses      3,000         5,879        8,050
                                           ----------  ------------  -----------
Balance at the end of the period             $ 2,978       $ 2,754      $ 1,916
                                           ==========  ============  ===========


Notional amounts and unrealized gain (losses) related to outstanding hedges are as follows (in thousands) at:

                                                              June 30,
                                                        2000           1999
                                                    ------------    -----------
Notional amounts outstanding                           $426,477      $438,250
Unrealized gains (losses) on hedging transactions      $ (1,320)       $1,127



The Company had four interest rate swap agreements outstanding at June 30, 2000 with notional amounts totaling $426.5 million with maturity dates ranging from February to September 2006. With these interest rate swap agreements, the Company is paying a weighted average fixed rate of 6.93% and receiving a weighted average variable receivable rate of 6.54%. The agreements outstanding at June 30, 2000 were for existing receivables outstanding of $206.7 million and projected future acquisitions of $219.8 million.

The net realized gain/(loss) on derivative financial instruments were approximately $5.3 million, ($3.2 million), and ($2.7 million) during fiscal 2000, 1999, and 1998, respectively, and are recorded as a component of the gain on sale of receivables, net.

3.   SERVICED RECEIVABLES

The principal balance of receivables serviced are as follows (in thousands) at:

                                                     June 30,
                                             2000              1999
                                         --------------   ---------------
Receivables held for sale:
   Tier I (net of unearned discount)          $202,167         $ 260,857
   Tier II (net of unearned discount)            1,656               886
   Other                                            82                91
                                         --------------   ---------------
                                               203,905           261,834
Securitized receivables:
   Tier I                                    2,645,983         2,203,509
   Tier II                                      30,672            52,906

Other receivables serviced                         555               821
                                         --------------   ---------------
                                           $ 2,881,115        $2,519,070
                                         ==============   ===============

Certain characteristics of receivables serviced are as follows (in thousands) at:

                                                              June 30,
                                                       2000           1999
                                                     -----------   ------------
Weighted averaged interest rate (Tier I)                  13.30%         13.08%
Weighted average interest rate (Tier II)                  18.52%         18.75%
Average receivable balance (Tier I)                     $12,082        $11,529
Average receivable balance (Tier II)                     $8,334         $9,750
Weighted Average term remaining (Tier I) (months)          57.6           57.2
Weighted Average term remaining (Tier II) (months)         34.3           42.9


During fiscal 2000, receivable acquisitions relating to customers who reside in Texas, North Carolina, and California totaled 10.9%, 10.6% and 10.5%, respectively, of all receivables acquired. At June 30, 2000, customers who reside in Texas, North Carolina and California totaled 12.5%, 10.9% and 9.7%, respectively, of the receivable servicing portfolio. A significant adverse change in the economic climate in Texas, North Carolina, California or other states could potentially result in fewer receivables acquired as well as impact the recoverability of Retained Interest. No individual dealer or group of affiliated dealers accounted for more than 2.1% of the Company's receivable acquisitions during the year ended June 30, 2000.

4.   PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

         Property, equipment, and leasehold improvements, net are as follows (in thousands) at:

                                             June 30,
                                      2000            1999
                                   ------------    ------------
Building                              $4,376          $4,372
Leasehold improvements                 1,487             553
Land                                     416             367
Equipment                              9,067           7,447
Accumulated depreciation              (5,852)         (4,364)
                                      ------          ------
                                      $9,494          $8,375
                                      ======          ======


5.   RETAINED INTEREST IN SECURITIZED ASSETS

The carrying amount of retained interest in securitized assets is as follows (in thousands) at:

                                                                June 30,
                                                            2000        1999
                                                         ----------  -----------

Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                   $ 287,661   $ 247,802
Estimated dealer premium rebates refundable                  18,133      22,923
Estimated credit losses on securitized receivables         (119,003)   (104,448)
Accelerated principal (1)                                    24,082         885
Spread accounts                                              58,663      69,921
Discount to present value                                   (61,105)    (46,054)
                                                         ----------  -----------
                                                          $ 208,431   $ 191,029
                                                         ==========  ===========

Outstanding balance of securitized receivables serviced  $2,676,655  $2,256,415
                                                         ==========  ===========

Estimated credit losses as a percentage of
  securitized receivables serviced                            4.45%       4.63%

(1)  Also referred to as "turbo", see Note 1 for further discussion.

Retained interest in securitized assets activity is as follows (in thousands):

                                                     Year ended June 30,
                                               2000         1999        1998
                                              ---------   ---------   ----------

Balance at beginning of period                $191,029     $171,649    $170,791
Amounts capitalized (including estimated
  dealer rebates)                               69,266       89,955      56,082
Collections                                    (87,529)     (67,671)    (35,938)
Accretion of discount                           23,594       18,337       7,269
Change in accelerated principal                 23,197          885           -
Change in spread accounts                      (11,258)       1,752      (3,575)
Other than temporary impairments                (5,284)     (11,917)    (23,636)
Change from cash-in to cash-out                      -            -      (7,871)
Net change in unrealized gain (loss)             5,416      (11,961)      8,527
                                              --------     --------    --------

Balance at end of period                      $208,431     $191,029    $171,649
                                              ========     ========    ========




Spread account activity is as follows (in thousands):


                                                        Year ended June 30,
                                                      2000             1999
                                                   -----------     ------------
Balance at beginning of period                        $69,921          $68,169
Excess cash flows deposited to spread accounts         48,851           50,788
Initial spread account deposits                         5,125            2,011
Interest earned on spread accounts                      3,372            3,313
Less: excess cash flows released to the Company      (68,606)         (54,360)
                                                   -----------     ------------
Balance at end of period                              $58,663          $69,921
                                                   ===========     ============


The weighted average yield on spread accounts was 5.69% and 4.75% for the years ended June 30, 2000 and 1999, respectively. The weighted average yield at June 30, 2000 and 1999 was 6.46% and 4.79%, respectively.

Because of trends with respect to credit loss and delinquency and their effects on the valuation of the retained interest in securitized assets, the Company recorded pre-tax charges of $5.3 million, $11.9 million and $23.6 million for the other than temporary impairment of the retained interest in securitized assets during fiscal 2000, 1999 and 1998, respectively. During the fourth quarter of fiscal 1999, the Company refined its methodology of determining discount rates used to calculate the gain on sale of receivables and value Retained Interest. This change in estimate reduced the fair value of retained interest in securitized assets by $11.8 million as of June 30, 1999, and had the effect of reducing fiscal 1999 net earnings by $3.1 million pre-tax ($1.9 million net of taxes) or $0.15 per share (basic and diluted).

6.   OTHER ASSETS

Other assets are as follows (in thousands) at:

                                               June 30,
                                         2000            1999
                                   --------------     -----------

Repossessed assets                     $ 7,808           $ 5,086
Accrued servicing fees                   7,717             6,243
Servicing assets                         1,201             2,719
Deferred borrowing fees                  1,845             1,596
Income taxes refundable                  1,265             5,000
Advance of delinquent interest           1,389             1,117
Other                                    2,758             4,107
                                   ------------       -----------
                                      $ 23,983          $ 25,868
                                   ============       ===========




7.   AMOUNTS DUE UNDER WAREHOUSE FACILITIES AND WORKING CAPITAL LINE

At June 30, 2000 and 1999, the Company, through its wholly owned special-purpose subsidiaries, had borrowing arrangements with a financial institution which provided for two and one, respectively, revolving Credit Facilities with an aggregate borrowing capacity of $550.0 million at June 30, 2000 and $450.0 million at June 30, 1999. The second Credit Facility was added during the quarter ended June 30, 2000 and the existing facility was modified. During August 2000, an additional Credit Facility through a different financial institution was added bringing the total borrowing capacity to $750.0 million. Borrowings under the current Credit Facilities are collateralized by certain receivables held for sale. Outstanding borrowings of the Credit Facilities were $152.2 and $185.5 million at June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, an additional $47.1 million and $67.2 million, respectively, was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The weighted average cost of funds including the prefunded amount, net of income earned, of the Facility(s) for the years ended June 30, 2000 and 1999, was 5.78% and 5.09%, respectively.

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

The Credit Facilities generally have terms of one year. Selected information about the Credit Facilities is shown below:

      Credit Facility                 Outstanding                Expiration
         Capacity                  at June 30, 2000                Date
---------------------------    -------------------------    ------------------
      (in millions)
           $ 350                       $ 152.2                September 2000
           $ 200                         None                   March 2001
           $ 200                         N/A                    August 2001


In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term and the entire amount was available for use at June 30, 2000.

8.   LONG-TERM DEBT

In connection with the Company's initial public offering in August 1995, the Company issued, in a private placement, $110.0 million principal amount of 8.53% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year with annual principal payments of $22.0 million on August 1.

In April 1996, the Company issued, in a private placement, $46.0 million 9.99% Senior Subordinated Notes due 2003. Interest on the Senior Subordinated Notes is payable quarterly on March 30, June 30, September 30 and December 30 of each year.

In March 1997, the Company issued, in a private placement, $50.0 million Series A 7.75% Senior Notes due 2002 and $15.0 million Series B 7.97% Senior Notes due 2002. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, with a principal reduction of $21.7 million on March 15, 2002.

All of the above mentioned Senior Notes and Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1.0 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the respective note agreements.

The following chart shows interest expense related to long-term debt.

                       For the year ended June 30,
                  2000            1999            1998
              -------------   ------------    ------------
                             (in thousands)
                   $16,147        $17,817         $19,485

Scheduled contractual maturities of long-term debt at June 30, 2000 follows:

2001                                                              $22,000
2002                                                               43,667
2003                                                              111,333
                                                             -----------------
Total                                                            $177,000
                                                             =================



9.   INCOME TAXES

Amounts currently payable/(refundable) at June 30, 2000 and 1999 were $(.5) million and $6.3, respectively.

The composition of income tax expense (benefit) is as follows (in thousands):

                                                Year ended June 30,
                                       2000           1999           1998
                                   ------------    -----------    -----------

Current tax expense (benefit)         $ 12,421        $ (922)       $(9,863)
Deferred tax expense (benefit)         (1,746)          9,901          2,007
                                   ------------    -----------    -----------
                                      $ 10,675         $8,979       $(7,856)


The effective income tax rate differs from the statutory federal corporate rate as follows:

                                                 Year ended June 30,
                                          2000           1999           1998
                                      ------------    -----------    -----------

Statutory rate                              35.0%          35.0%          35.0%
     State income taxes                      3.2%           3.2%           3.2%
     Change in commercial domicile           0.0%           0.0%           4.9%
     Other                                   0.4%           0.3%           1.3%
                                      ------------    -----------    -----------
Effective rate                              38.6%          38.5%          44.4%



The composition of deferred income taxes payable is as follows (in thousands):

                                                             June 30,
                                                       2000           1999
                                                    -----------    -----------
Deferred tax assets:
     Allowance for estimated credit losses              $1,156         $1,052
     Mark to market and allowance for
       credit losses                                     3,833          2,450
                                                    -----------    -----------
                                                         4,989          3,502

Deferred tax liabilities:
     Retained interest in securitized                    1,153         10,875
     assets
     Gain on securitizations                            11,989          2,528
     Depreciation and Amortization                           2              -
     Unrealized gain (loss) on retained interest
       in securitized assets                             2,102          (204)
                                                    -----------    -----------
                                                        15,246         13,199

                                                    -----------    -----------
Deferred income taxes payable                          $10,257         $9,697
                                                    ===========    ===========



The Company believes the deferred tax assets will more likely than not be realized due to the reversal of deferred tax liabilities and expected future taxable income. Accordingly, no deferred tax asset valuation allowance has been established.

10.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of June 30, 2000 and 1999 are set forth below:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                                Carrying          Fair          Carrying          Fair
                                                 Value           Value           Value           Value
                                              -------------   -------------   -------------   -------------
                                                                  (Dollars in thousands)

Financial Assets:
   Cash and cash equivalents                       $14,792         $14,792          $8,088          $8,088
   Restricted cash                                  13,010          13,010          12,215          12,215
   Retained interest in securitized assets         208,431         208,431         191,029         191,029
   Receivables held for sale, net                  206,701         209,404         267,316         274,180
   Accrued interest receivable                       1,727           1,727           2,035           2,035

Financial Liabilities:
   Amounts due under warehouse
      facilities                                   152,235         152,235         185,500         185,500
   Long-term debt                                  177,000         167,046         199,000         175,620
   Accrued interest payable                          5,408           5,408           5,287           5,287

Off-Balance Sheet Derivatives:
   Interest rate swap                             n/a              (1,320)        n/a                1,127


The carrying value approximates fair value due to the nature of these accounts for the following accounts: cash and cash equivalents, restricted cash, accrued interest receivable, amounts due under warehouse facilities and accrued interest payable.

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

The fair value of the interest rate swap is the estimated amount the Company would have to pay to enter into equivalent agreements at June 30, 2000 and 1999, with the counterparty to the swap agreements. See Note 1 regarding changes in the Company's accounting for derivative financial instruments effective July 1, 2000.

11.   COMMITMENTS AND CONTINGENCIES

Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 2000 are as follows:

                                           (In thousands)
2001                                             $984
2002                                              975
2003                                              973
2004                                                7
Thereafter                                          -
                                           -----------

Total                                         $ 2,939
                                           ===========



These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $2.1 million, $2.1 million, and $1.9 million for the years ended June 30, 2000, 1999 and 1998, respectively. A majority of the rental expense relates to the lease of the Company's principal offices from an affiliate.

The Company is subject to litigation arising from time to time in the ordinary course of business and of a type and scope common for participants in the consumer finance industry. The Company has been named a defendant in a number of civil suits. The majority of these cases have involved circumstances in which a vehicle buyer has alleged a problem with the vehicle that secures the buyer's obligations under the retail installment sales contract acquired by the Company. Although the Company does not make any representation or warranty respecting the vehicle nor is it deemed to have made any implied warranties as a result of it being the holder of the contract, it is, under applicable FTC rules and most state laws, subject to all claims and defenses which the debtor could assert against the seller of the vehicle. Therefore, the buyer typically names the dealer and the Company in such actions.

The Company has also, on occasion, been sued by a buyer for the Company's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of Regulation Z or an applicable state statute. (For a further discussion of regulation Z, see "Item 1, Business - Regulation.") Most of these suits are individual actions and would not result in any material liability even if the buyer was successful. However, buyers occasionally purport to bring an action on behalf of a class of buyers. No such actions are currently pending.

12.   STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for the plan. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                      June 30,

                                           2000         1999        1998
Net earnings (loss):
        As reported                      $17,005     $ 14,324     $ (9,822)
        Pro forma                         16,424       13,546      (10,951)

Net earnings (loss) per common share
   (basic and diluted):
        As reported                      $  1.28     $   1.08     $  (0.74)
        Pro forma                           1.24         1.02        (0.83)


The Union Acceptance Corporation 1994 Incentive Stock Plan ("1994 Plan") and the Union Acceptance Corporation 1999 Incentive Stock Plan ("1999 Plan") are the Company's long-term incentive plans for directors, executive officers and other key employees. The plans authorize the Company's Compensation Committee to award executive officers and other key employees incentive and non-qualified stock options and restricted shares of Class A Common Stock. A total of 500,000 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan, of which options for 271,875 shares of Class A Common Stock were granted at an issue price of $16 per share (basic and diluted, a portion of which were subsequently repriced as herein discussed) to senior officers upon consummation of the Company's initial public offering of the Class A Common Stock. A total of 300,000 shares of Class A Common Stock have been reserved for issuance under the 1999 Plan.

Options or other grants to be received by executive officers or other employees in the future are within the discretion of the Company's Compensation Committee, although options under the 1999 Plan may be granted by the full board of directors. Stock options granted under the Plan are exercisable at such times (up to ten years from the date of grant) and at such exercise prices (not less than 85% of the fair market value of the Class A Common Stock at date of grant) as the Committee determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. The outstanding options' maximum term is ten years. The majority of options vest over a period of five years, with one-fifth becoming exercisable on each anniversary of the option grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model using the following weighted average assumptions:


                                            Year ended June 30,
                                2000               1999               1998
                           ---------------     --------------     --------------
Dividend yield                         -                  -                  -
Expected volatility                56.14%             55.04%            100.00%
Risk-free interest rate             5.88%              4.85%              5.45%
Expected lives                   10 years           10 years           10 years



In November 1998, the Company's Compensation Committee approved a repricing of the outstanding option grants of all non-executive officers. There were no changes to the number of options granted or the vesting schedule. A total of 116,425 option grants with a weighted average exercise price of $14.28 were repriced.

A summary of the status of the Company's stock option plans as of June 30, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                     2000                          1999                           1998
                           ---------------------------   ---------------------------    --------------------------
                                           Weighted                      Weighted                       Weighted
                                            Average                       Average                       Average
                                           Exercise                      Exercise                       Exercise
                             Shares          Price         Shares          Price          Shares         Price
                           -----------    ------------   ------------   ------------    -----------    -----------

Options outstanding
  at beginning of year        414,665         $ 11.28        368,675        $ 14.86        314,485        $ 16.02
Options granted                59,500            7.00         48,700           5.31         74,000           9.69
Options reacquired                  -               -      (116,425)          14.28              -              -
Options granted
   (repriced)                       -               -        116,425           5.31              -              -
Options exercised            (17,472)            5.31          (350)           5.31              -              -
Options canceled                (400)            5.31        (2,360)           5.31       (19,810)          14.63
                           -----------    ------------   ------------   ------------    -----------    -----------

Options outstanding
  at end of year              456,293         $ 10.96        414,665        $ 11.28        368,675        $ 14.86

Weighted average fair
  value of options granted
  during the year              $ 5.10                         $ 3.47                        $ 8.86


The following table summarizes information about stock options outstanding at June 30, 2000:

                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-------------------------------------------------------    ----------------------------------------------------

                       Weighted           Weighted
    Average            Average            Remaining           Average                               Average
   Exercise             Number           Contractual         Exercise            Number           Exercisable
     Price           Outstanding       Life (in years)         Price           Exercisable           Price
----------------    ---------------    ----------------    --------------    ----------------    --------------

      $5.31                144,543          6.70                 $5.31              71,930             $5.31
      $7.00                 59,500          9.10                 $7.00               7,500             $7.00
      $9.69                 35,000          7.10                 $9.69              10,000             $9.69
     $16.00                217,250          5.20                $16.00             162,312            $16.00
                    ---------------    ----------------    ------------       -------------        ----------

                           456,293           6.3                                   251,742            $12.43
                    ---------------    ----------------                       -------------        ----------

In addition to the options outstanding at June 30, 2000, there were 400 shares in the 1994 Plan and 265,675 shares in the 1999 Plan of Class A Common Stock available for future grants or awards.

The 1994 Plan and 1999 Plan also provide that each director of the Company who is not an executive officer is automatically granted shares of Class A Common Stock with a fair value of $15,000 following each annual meeting of shareholders. Shares so granted under the 1994 Plan have a six-month period of restriction during which they may not be transferred; shares so granted under the 1999 Plan are not subject to said restriction.

Certain information regarding the plans are presented in the following table:

                                             Year ended June 30,
                                2000              1999                1998
                           --------------     ------------     ---------------
1994 Plan shares granted             725           17,778              14,694
1999 Plan shares granted           9,825                -                   -

Compensation cost                $75,000          $90,000             $90,000



In February 2000, the Company's directors approved the Union Acceptance Corporation Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides a means for employees to purchase shares of Class A Common Stock at market prices current at the time of purchase through regular payroll deductions. As an additional benefit, the Company will contribute an amount equal to 10% (subject to change at the discretion of the Company's directors) of the employee's payroll deductions.

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    Selected Quarterly Financial Information
                 For Quarters in the Fiscal Year Ended June 30,

                                                                          Year ended June 30, 2000
                                                   First            Second            Third            Fourth            Total
                                               ---------------   --------------   ---------------   --------------   ---------------
                                                                (Dollars in thousands, except per share amounts)
Interest on receivables held for sale                 $ 8,145          $ 6,684           $ 8,221         $ 14,411          $ 37,461
Retained interest and other                             5,728            6,442             6,704            6,089            24,963
                                               ---------------   --------------   ---------------   --------------   ---------------
 Total interest income                                 13,873           13,126            14,925           20,500            62,424
Interest expense                                        6,564            6,179             6,805           10,115            29,663
                                               ---------------   --------------   ---------------   --------------   ---------------
 Net interest margin                                    7,309            6,947             8,120           10,385            32,761
Provision for estimated credit losses                     750              665               840              745             3,000
                                               ---------------   --------------   ---------------   --------------   ---------------
 Net interest margin after provision
for estimated credit losses                             6,559            6,282             7,280            9,640            29,761
                                               ---------------   --------------   ---------------   --------------   ---------------

Gain on sales of receivables, net                       6,530            1,261             2,754            6,338            16,883
Servicing fees                                          6,068            6,188             6,217            6,139            24,612
Late charges and other fees                             1,505            1,508             1,667            1,657             6,337
                                               ---------------   --------------   ---------------   --------------   ---------------
 Other revenues                                        14,103            8,957            10,638           14,134            47,832
                                               ---------------   --------------   ---------------   --------------   ---------------

Salaries and benefits                                   6,927            6,737             7,354            7,897            28,915
Other general and administrative fees                   4,914            4,993             5,215            5,876            20,998
                                               ---------------   --------------   ---------------   --------------   ---------------
Total operating expenses                               11,841           11,730            12,569           13,773            49,913
                                               ---------------   --------------   ---------------   --------------   ---------------
Earnings before provision
for income taxes                                        8,821            3,509             5,349           10,001            27,680
Provision for income taxes                              3,402            1,361             2,065            3,847            10,675
                                               ---------------   --------------   ---------------   --------------   ---------------
Net earnings                                          $ 5,419          $ 2,148           $ 3,284          $ 6,154          $ 17,005
                                               ===============   ==============   ===============   ==============   ===============

Net earning per common
share (basic and diluted)                             $ 0.41           $ 0.16            $ 0.25           $ 0.46            $ 1.28
                                               ===============   ==============   ===============   ==============   ===============

Basic weighted average common shares
outstanding                                        13,250,660       13,264,379        13,277,632       13,277,632        13,267,493

Diluted weighted average common
shares outstanding                                 13,295,546       13,308,923        13,294,314       13,277,632        13,293,270



                                                                           Year ended June 30, 1999
                                                   First            Second            Third            Fourth            Total
                                               ---------------   --------------   ---------------   --------------   ---------------
                                                                (Dollars in thousands, except per share amounts)
Interest on receivables held for sale                 $ 8,251          $ 6,938           $ 8,087          $ 9,739          $ 33,015
Retained interest and other                             5,632            5,195             4,875            4,761            20,463
                                               ---------------   --------------   ---------------   --------------   ---------------
 Total interest income                                 13,883           12,133            12,962           14,500            53,478
Interest expense                                        7,105            6,496             6,996            7,309            27,906
                                               ---------------   --------------   ---------------   --------------   ---------------
 Net interest margin                                    6,778            5,637             5,966            7,191            25,572
Provision for estimated credit losses                   2,325            1,275             1,225            1,054             5,879
                                               ---------------   --------------   ---------------   --------------   ---------------
 Net interest margin after provision
for estimated credit losses                             4,453            4,362             4,741            6,137            19,693
                                               ---------------   --------------   ---------------   --------------   ---------------

Gain on sales of receivables, net                       2,706            4,087             6,386            5,954            19,133
Servicing fees                                          4,953            5,469             5,601            5,693            21,716
Late charges and other fees                             1,206            1,173             1,442            1,528             5,349
                                               ---------------   --------------   ---------------   --------------   ---------------
 Other revenues                                         8,865           10,729            13,429           13,175            46,198
                                               ---------------   --------------   ---------------   --------------   ---------------

Salaries and benefits                                   5,670            5,453             6,328            6,121            23,572
Other general and administrative fees                   4,321            4,856             4,913            4,926            19,016
                                               ---------------   --------------   ---------------   --------------   ---------------
Total operating expenses                                9,991           10,309            11,241           11,047            42,588
                                               ---------------   --------------   ---------------   --------------   ---------------
Earnings before provision
for income taxes                                        3,327            4,782             6,929            8,265            23,303
Provision for income taxes                              1,270            1,859             2,665            3,185             8,979
                                               ---------------   --------------   ---------------   --------------   ---------------
Net earnings                                          $ 2,057          $ 2,923           $ 4,264          $ 5,080          $ 14,324
                                               ===============   ==============   ===============   ==============   ===============

Net earning per common
share (basic and diluted)                              $ 0.16           $ 0.22            $ 0.32           $ 0.38            $ 1.08
                                               ===============   ==============   ===============   ==============   ===============

Basic weighted average common shares
outstanding                                        13,231,482       13,236,313        13,249,260       13,249,571        13,241,593

Diluted weighted average common
shares outstanding                                 13,231,482       13,236,313        13,277,130       13,281,142        13,253,646

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Previously reported

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is incorporated by reference to the information contained under the caption
"Election of Directors" in the Company's 2000 Proxy Statement for its 2000 Annual Shareholder Meeting (the "2000 Proxy Statement").

Item 11.          Executive Compensation

         Only the information required by this item to be included with this report is incorporated by reference to the information contained under the caption "Management Remuneration and Related Transactions" in the 2000 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the information contained under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the 2000 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Related Persons" in the 2000 Proxy Statement.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          The following documents are filed as part of this report:

             Financial Statements -- Included Under Item 8:

             Report of Deloitte & Touche LLP, Independent Auditors

             Report of KPMG LLP, Independent Auditors

             Consolidated Balance Sheets as of June 30, 2000 and 1999

             Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

             Consolidated Statement of Shareholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

(b)          Reports on Form 8-K

             Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000

(c) The exhibits filed herewith or incorporated by reference herein are set forth following the signature page which appears on page 66.

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
            1995.

4.4(a)      Amendment  No.  1 to Note  Purchase  Agreement  dated      10Q 12/95
            November 22, 1995                                             4.4(a)

4.5         Note  Purchase  Agreement  dated as of April 3,  1996       10Q 3/96
            among  Union   Acceptance   Corporation  and  several            4.1
            purchasers of Senior Subordinated Notes due 2003

4.6         Note Purchase Agreement,  dated March 24, 1997, among       10Q 3/97
            Union Acceptance  Corporation and certain  purchasers           10.1
            of Senior Notes, due 2002.

4.7         Note Purchase Agreement among Union Acceptance Funding
            Corporation, Enterprise Funding Corporation, Nationsbank,   10K 1998
            N.A., Dated as of September 18, 1998                          4.9(a)

4.7(a)      Amendment  No. 1 to Note  Purchase  Agreement,  dated       10K 1999
            September 9, 1999                                             4.8(a)

4.7(b)      Amended and Restated  Note Purchase  Agreement  among
            UAFC,  Enterprise  Funding  Corporation,  and Bank of
            America, N.A., dated as of May 12, 2000

4.7(c)      Amendment No. 1 to Amended and Restated Note Purchase
            Agreement dated June 30, 2000 [Diane]

4.8         Security Agreement among Enterprise Funding Corporation,
            Union Acceptance Funding Corporation, Union Acceptance
            Corporation, MBIA Insurance Corporation and Nationsbank,    10K 1998
            N.A., dated as of September 18, 1998                          4.9(b)

4.8(a)      Amendment  No. 1 to Security  Agreement,  dated as of       10K 1999
            May 25, 1999                                                  4.9(a)

4.8(b)      Amendment  No. 2 to Security  Agreement,  dated as of       10K 1999
            September 9, 1999.                                            4.9(b)

4.8(c) Amended and Restated Security Agreement among Enterprise Funding Corporation, UAFC Corporation, Union Acceptance Funding Corporation, Union Acceptance Corporation, MBIA Insurance Corporation and Bank of America, N.A., dated as of May 12, 2000.

4.8(d)      Amendment No. 1 to the Amended and Restated Security
            Agreement dated June 30, 2000 [Diane]

4.8(e)      Amendment  No. 1 to  Amended  and  Restated  Security
            Agreement dated as of August 31, 2000.

4.9         Note  Purchase  Agreement  among UAFC-1  Corporation,
            Enterprise  Funding  Corporation and Bank of America,
            N.A. dated as of May 25, 2000.

4.10        Security  Agreement  among Union  Acceptance  Funding
            Corporation,  Enterprise Funding Corporation,  UAFC-1
            Corporation, Union Acceptance Corporation and Bank of
            America, N.A. dated as of May 25, 2000.

4.10(b)     Amendment No. 1 to Security Agreement dated as July 14,
            2000.

4.11 Loan and Security Agreement among UAFC-2 Corporation, Union Acceptance Corporation, Variable Funding Capital Corporation, First Securities, Inc., Asset Guaranty Insurance Company and First Union National Bank dated as of August 1, 2000.

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

10.8        Tax Allocation Agreement by and between Union Holding    S-1, 10.16
            Company, Inc. and its subsidiaries dated February 1, 1991, as amended.

10.9        Form of Remote  Outsourcing  Agreement by and between    S-1, 10.18
            Alltel   Information,   Inc.  and  Union   Acceptance
            Corporation effective as of October 1, 1998.

10.10       Union  Acceptance  Corporation  Incentive Stock Plan.     S-1, 10.24

10.11       Letter   respecting  Access  to  Records  from  Union     S-1, 10.25
            Acceptance Corporation to Union Federal Savings Bank of Indianapolis dated September 13, 1994.

10.12       Letter Agreement by and between Union Federal Savings    S-1,  10.26
            Bank of Indianapolis and Union Acceptance Corporation dated December 14, 1994 amending and initiating terms of certain Inter-Company Agreements.

10.13       Letter   respecting  terms  and  conditions  of  bank     S-1, 10.27
            accounts   from  Union   Federal   Savings   Bank  of
            Indianapolis to Union  Acceptance  Corporation  dated
            December 16, 1994.

10.14       Lease Agreement between Waterfield  Mortgage Company,      10Q 12/95
            Incorporated,  (which assigned its rights  thereunder          10.19
            to  Shadeland  Properties  LP) and  Union  Acceptance
            Corporation dated as of November 1, 1995

10.15       Purchase  Agreement  among Union  Acceptance  Funding       10Q 3/96
            Corporation,  Union Acceptance  Corporation and Union           10.1
            Federal Savings Bank of Indianapolis dated as of January 18, 1996

10.16       Sublease    Agreement    between   Union   Acceptance       10K 1996
            Corporation   and  Union  Federal   Savings  Bank  of          10.26
            Indianapolis dated as of August 1, 1996

10.17       Annual  Bonus Plan for  Management  Employees,  dated      10Q 12/97
            July 1, 1997                                                    10.1

10.18       Annual Bonus and Deferral  Plan for Senior  Officers,      10Q 12/97
            dated July 1, 1997                                              10.2

10.19       Union  Acceptance  Corporation  1999 Stock  Incentive      10K  1999
            Plan effective as of July 1, 1999                              10.19

21          Subsidiaries of the Registrant

23.1        Consent of Deloitte & Touche LLP.

23.2        Consent of KPMG LLP.

27          Financial Data Schedule

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

     10K 1999 -- Refers to  Registrant's  Form 10-K for the year  ended June 30,
     1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION ACCEPTANCE CORPORATION

September 28, 2000                     By:  /S/   John M. Stainbrook
                                           -------------------------
                                           John M. Stainbrook
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                       Title                       Date

(1)      Principal Executive Officer:                        )
                                                             )
         /s/  John M. Stainbrook                             )
         ---------------------------     President and Chief )
         John M. Stainbrook              Executive Officer   )
                                                             )
(2)      Principal Financial/                                )
         Accounting Officer:                                 )
                                                             )
         /s/ Rick A. Brown                                   )
         ---------------------------     Treasurer, and Chief)
         Rick A. Brown                   Financial Officer   )
                                                             )
                                                             )
(3)      A Majority of the Board                             )
         of Directors:                                       )
                                                             )
         /s/ John M. Davis               Director            )September 28, 2000
         -----------------                                   )
         John M. Davis                                       )
                                                             )
         /s/ Fred M. Fehsenfeld          Director            )
         ----------------------                              )
         Fred M. Fehsenfeld                                  )
                                                             )
         /s/ Donald A. Sherman           Director            )
         ---------------------                               )
         Donald A. Sherman                                   )
                                                             )
         /s/ John M. Stainbrook          Director            )
         ----------------------                              )
         John M. Stainbrook                                  )
                                                             )
         /s/ Michael G. Stout            Director            )
         --------------------                                )
         Michael G. Stout                                    )
                                                             )
         /s/ Jerry D. Von Deylen         Director            )
         -----------------------                             )
         Jerry D. Von Deylen                                 )
                                                             )
         /s/ Thomas M. West              Director            )
         ------------------                                  )
         Thomas M. West                                      )