Form 10-Q
period 2000-09-30
UNION ACCEPTANCE CORP
filed 2000-11-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

          (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                                       or

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

Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding at November 13, 2000

Class A Common Stock, without par value           5,816,024
---------------------------------------           ---------
Class B Common Stock, without par value           7,461,608
---------------------------------------           ---------

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                       Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         September 30, 2000 and June 30, 2000                            3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended September 30, 2000 and 1999          4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended September 30, 2000 and 1999                  5

         Consolidated Condensed Statement of Shareholders'
         Equity for the Three Months Ended September 30, 2000            6

         Notes to Consolidated Condensed Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Part II. OTHER INFORMATION                                              23

         Signatures                                                     24


Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)
                                                                     September 30,       June 30,
Assets                                                                 2000                2000
                                                                       ---------         ---------

Cash and cash equivalents                                              $  14,425         $  14,792
Restricted cash                                                           10,377            13,010
Receivables held for sale, net                                           271,023           206,701
Retained interest in securitized assets                                  225,859           208,431
Accrued interest receivable                                                2,293             1,727
Property, equipment, and leasehold improvements, net                       9,319             9,494
Other assets                                                              24,393            23,983
                                                                       ---------         ---------
Total Assets                                                           $ 557,689         $ 478,138
                                                                       =========         =========

Liabilities and Shareholders' Equity

Liabilities
-----------
Amounts due under warehouse facilities                                 $ 246,394         $ 152,235
Long-term debt                                                           155,000           177,000
Accrued interest payable                                                   4,100             5,408
Amounts due to trusts                                                     16,523            14,487
Dealer premiums payable                                                    4,682             3,663
Current and deferred income taxes payable                                 11,613             9,740
Other payables and accrued expenses                                        5,900             5,576
                                                                       ---------         ---------

Total Liabilities                                                        444,212           368,109
                                                                       ---------         ---------

Commitment and Contingencies                                                 -                 -

Shareholders' Equity
--------------------
Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                             -                 -

Class A Common Stock, without par value, authorized
  30,000,000 shares; 5,816,024 shares issued and outstanding
  at September 30, 2000 and June 30, 2000                                 58,632            58,632

Class B Common Stock, without par value, authorized
  20,000,000 shares; 7,461,608 shares issued and outstanding
  at September 30, 2000 and June 30, 2000                                    -                 -

Accumulated other comprehensive earnings, net of income taxes              4,003             3,564
Retained earnings                                                         50,842            47,833
                                                                       ---------         ---------

Total Shareholders' Equity                                               113,477           110,029
                                                                       ---------         ---------

 Total Liabilities and Shareholders' Equity                            $ 557,689         $ 478,138
                                                                       =========         =========

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)

                                                                  Three Months Ended
                                                                    September 30,
                                                          -----------------------------------
                                                               2000                1999
                                                          ----------------    ---------------


Interest on receivables held for sale                            $ 14,371            $ 8,145
Retained interest and other                                         7,300              5,728
                                                          ----------------    ---------------

   Total interest income                                           21,671             13,873
Interest expense                                                   11,041              6,564
                                                          ----------------    ---------------

   Net interest margin                                             10,630              7,309
Provision for estimated credit losses                                 975                750
                                                          ----------------    ---------------
   Net interest margin after provision
     for estimated credit losses                                    9,655              6,559
                                                          ----------------    ---------------

Gain on sales of receivables, net                                   7,867              6,530
Loss on interest rate swaps on securitized receivables             (5,350)                 -
Loss on interest rate swaps on held for sale receivables           (2,440)                 -
Servicing fees                                                      6,719              6,068
Late charges and other fees                                         1,755              1,505
                                                          ----------------    ---------------

  Other revenues                                                    8,551             14,103
                                                          ----------------    ---------------

Salaries and benefits                                               7,918              6,927
Other general and administrative expenses                           5,512              4,914
                                                          ----------------    ---------------

  Total operating expenses                                         13,430             11,841
                                                          ----------------    ---------------

Earnings before provision for income taxes                          4,776              8,821
Provision for income taxes                                          1,767              3,402
                                                          ----------------    ---------------

Net earnings                                                      $ 3,009            $ 5,419
                                                          ================    ===============

 Net earnings per common share (basic and diluted)                 $ 0.23             $ 0.41
                                                          ================    ===============

Basic weighted average number of common
  shares outstanding                                           13,277,632         13,250,660

  Common stock options                                             38,256             44,886
                                                          ----------------    ---------------

Diluted weighted average number of common
  shares outstanding                                           13,315,888         13,295,546
                                                          ================    ===============

See accompanying notes to consolidated condensed financial statements.


Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                      ------------------------------------
                                                                            2000                 1999
                                                                      ---------------      ---------------

Cash flows from operating activities:
   Net earnings                                                              $ 3,009              $ 5,419
    Adjustments to reconcile net earnings to net cash
      from operating activities:
         Increase in receivables held for sale, net of liquidations         (563,153)            (330,869)
         Dealer premiums paid, net on receivables held for sale              (15,198)              (9,812)
         Proceeds from securitization of receivables held for sale           499,999              364,792
         Gain on sales of receivables                                        (11,072)              (7,369)
         Impairment of retained interest in securitized assets                     -                  240
         Accretion of discount on retained interest in securitized assets     (7,017)              (5,172)
         Provision for estimated credit losses                                   975                  750
         Amortization and depreciation                                         1,663                  904
         Restricted cash                                                       2,633                  311
         Other assets and accrued interest receivable                         (1,237)               1,321
         Amounts due to trusts                                                 2,036                 (445)
         Other payables and accrued expenses                                     889               (5,584)
                                                                      ---------------      ---------------
                 Net cash provided by (used in) operating activities         (86,473)              14,486
                                                                      ---------------      ---------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets
    and change in spread accounts and accelerated principal                   14,742               23,743
   Capital expenditures                                                         (270)                (560)
                                                                      ---------------      ---------------
                 Net cash provided by investing activities                    14,472               23,183
                                                                      ---------------      ---------------

Cash flows from financing activities:
   Principal payment on long-term debt                                       (22,000)             (22,000)
   Stock options exercised                                                       -                     12
   Net change in warehouse credit facilities                                  94,159              (15,685)
   Payment of borrowing fees                                                    (525)                (446)
                                                                      ---------------      ---------------
                 Net cash provided by (used in) financing activities          71,634              (38,119)
                                                                      ---------------      ---------------

Change in cash and cash equivalents                                             (367)                (450)

Cash and cash equivalents, beginning of period                                14,792                8,088
                                                                      ---------------      ---------------

Cash and cash equivalents, end of period                                    $ 14,425              $ 7,638
                                                                      ===============      ===============

Supplemental disclosures of cash flow information:
Income taxes paid                                                               $154              $ 7,439
Interest paid                                                                $11,570              $ 9,782

See accompanying notes to consolidated condensed financial statements.


Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Three Months Ended September 30, 2000
(Dollars in thousands, except per share data)
(Unaudited)



                                       Number of Common Stock                 Accumulated
                                         Shares Outstanding                      Other                         Total
                                      --------------------------  Common     Comprehensive      Retained    Shareholders'
                                        Class A       Class B      Stock         Earnings       Earnings       Equity
                                      -------------------------------------------------------------------------------------

Balance at June 30, 2000               5,816,024     7,461,608   $58,632      $ 3,564           $ 47,833     $ 110,029

Comprehensive earnings:
  Net earnings                               -             -         -            -                3,009         3,009
  Net unrealized gain on retained
     interest in securitized assets          -             -         -            691                -             691
  Income taxes related to unrealized
    gain in securitized assets               -             -         -           (252)               -            (252)
                                                                                                             --------------
Total comprehensive earnings                                                                                     3,448

                                      -------------------------------------------------------------------------------------
Balance at September 30, 2000          5,816,024     7,461,608   $58,632      $ 4,003           $ 50,842     $ 113,477
                                      =====================================================================================



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 2000 and 1999
(Unaudited)

Note 1 - Basis of Presentation

         The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries (collectively, the "Company").

         The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2 - Retained Interest in Securitized Assets

         Retained Interest in Securitized Assets ("Retained Interest") is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value, net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

         The average of the interest rates received on receivables exceeds the interest rates paid on securities issued in the securitization. Accordingly, Retained Interest is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future prepayments, rates of gross credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 21.88% to 28.00% on Tier I receivables and 21.00% on Tier II receivables at September 30, 2000. The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used net credit loss assumptions of 4.00% to 6.24% on Tier I receivables and 12.00% on Tier II receivables, as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 2000.

         The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilized discount rates ranging from 9.07% to 15.00% on Tier I receivables and 14.05% on Tier II receivables on the estimated cash flows to be released from the Spread Account to value the Retained Interest at September 30, 2000. The weighted average discount rate used to value Retained Interest at September 30, 2000 was 13.52% compared to 13.78% at June 30, 2000.

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

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 2000 and 1999
(Unaudited)

         The Company currently applies certain provisions of EITF Issue No. 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 93-18") regarding impairment. EITF 99-20 will no longer allow for measurement of other than temporary impairments based on fair values discounted at risk free rates.

         The effective date for EITF 99-20 is January 1, 2001, with earlier adoption permitted. Any write-down associated with the implementation of EITF 99-20 would be reported as a "cumulative effect of a change in accounting principle" and would be reported on a prospective basis. The Company anticipates adopting the provision of EITF 99-20 as of January 1, 2001. The Company has not evaluated the impact of this change.

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                September 30,    June 30,
                                                    2000           2000
                                                --------------------------
Estimated gross interest spread from
  receivables, net of estimated
  prepayments and fees                          $  312,061     $  287,661
Estimated dealer premium rebates refundable         17,435         18,133
Estimated credit losses on securitized
  receivables                                     (126,250)      (119,003)
Accelerated Principal (1)                           28,823         24,082
Spread accounts                                     63,772         58,663
Discount to present value                          (69,982)       (61,105)
                                                --------------------------
 Total Retained Interest in Securitized Assets  $  225,859     $  208,431
                                                ==========     ===========
Outstanding balance of securitized receivables  $2,895,305     $2,676,655
Estimated credit losses as a percentage of      ==========     ===========
  securitized receivables serviced                    4.36%          4.45%

(1)  Also referred to as "turbo".



Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended September 30, 2000 and 1999
(Unaudited)

Note 3 - Segment Information

         The Company has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts and installment loan agreements originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment is based on management's approach to operating decisions, assessing performance and reporting financial information.

Note 4 - Earnings Per Share

         Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

                               Three Months Ended
                                 September 30,
                         -----------------------------
                            2000              1999
                         -----------    --------------

                          766,875          398,077

Note 5 - Current Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125, which bears the same title, ("SFAS No. 125"). SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ended after December 15, 2000 and include additional disclosure requirements and changes related the recognition and reclassification of collateral. The Company has not evaluated the impact of this change.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------  CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

Results of Operations

         Acquisition Volume. The Company currently acquires receivables in 40 states from over 5,200 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles made to purchasers who exhibit a favorable credit profile ("Tier I"). Total receivable acquisitions were $576.4 million for the quarter ended September 30, 2000, compared to $450.2 million for the quarter ended June 30, 2000, and $330.3 million for the same quarter of last fiscal year. The Company believes the increase in receivables acquisitions is the result of better dealer service, primarily due to an increase in staffing for nights and weekends to better handle the volume, an increase in active dealers, and a decrease in competition. The Company believes that the purchase of automobiles by consumers and the financing of these purchases is seasonal; therefore, the Company expects receivable acquisitions for the quarter ended December 31, 2000 will be lower than that of the quarter ended September 30, 2000. See - "Discussion of Forward-Looking Statements". The Company's primary focus remains on acquiring high quality, profitable receivables. The Company believes that its increased emphasis on growing existing markets will result in future increased acquisition volume. See - "Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the first quarter securitization of fiscal 2001 were 6.67% and 4.67% compared to 7.09% and 6.20%, respectively, over the same quarter of last fiscal year. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average certificate rate. Net spread is defined as the gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the economic hedging gains or losses. During June 2000, the Company began migrating to a risk based pricing model which attempts to price the acquisitions based on perceived risks such as credit risk, age of the car, length of terms and advance over the vehicle's book value. The risk based pricing model rewards those customers with better credit quality with lower rates, which in turn could potentially lower the Company's net spread.

         Net spreads are currently targeted between 5.00% and 5.50% on securitizations for the remaining three quarters of fiscal 2001. Although management believes these targeted net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Portfolio Performance. The Company saw an increase in net credit losses during the quarter ended September 30, 2000, compared to the quarters ended June 30, 2000 and September 30, 1999. As shown in the following tables, Tier I net credit losses totaled 2.11% for the quarter ended September 30, 2000, compared to 2.05% and 1.97% for the quarters ended June 30, 2000 and September 30, 1999, respectively. Delinquency on the Tier I automobile portfolio was 3.13% at September 30, 2000, compared to 2.82% and 3.18% at June 30, 2000 and September 30, 1999, respectively. Recoveries as a percentage of gross charge-offs on the Tier I portfolio were 41.01% for the quarter ended September 30, 2000, compared to 41.45% and 41.12% for the quarters ended June 30, 2000 and September 30, 1999, respectively.

         Notwithstanding modest increases during the quarter ended September 30, 2000, delinquency and credit loss percentages are within management's expectations and continue to exhibit relative stability. The Company attributes the overall strength of the portfolio to strong underwriting guidelines, based on improved risk-based portfolio analysis, and focused collection efforts. Overall recovery percentages have been relatively stable over the past year, bolstered in part by the significantly higher recovery rates the Company is able to realize by disposing of repossessed vehicles throughout its retail operation rather than at auction. Approximately 15% of repossessed automobiles were sold at the Company's retail operations during the quarter ended September 30, 2000.

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the fiscal 2001 first quarter securitization was 4.60% over the life of the pool and included only Tier I receivables compared to 4.50% over the life of the pool on the fiscal 2000 first quarter securitization which included both Tier I and Tier II receivables. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.36% at September 30, 2000, compared to 4.45% and 4.57% at June 30, 2000 and September 30, 1999, respectively.

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

                                                                    Tier I Credit Loss Experience
                                                                      For the Three Months Ended
                                     ---------------------------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------------------------

                                          September 30, 2000              June 30, 2000                    September 30, 1999
                                     -------------------------- --------------------------------  --------------------------------
                                                                        (Dollars in thousands)

                                       Number of                     Number of                        Number of
                                      Receivables      Amount       Receivables        Amount       Receivables       Amount
                                      -----------      ------       -----------        ------       -----------       ------
Average servicing portfolio            246,406       $3,031,640        231,176        $2,771,197        216,508     $2,515,461


Gross charge-offs                        2,306       $   27,099          2,099        $   24,311          2,003     $   21,088
Recoveries                                               11,112                           10,076                         8,671
                                                     ----------                       ----------                    ----------
  Net charge-offs                                    $   15,987                       $   14,235                    $   12,417
                                                     ==========                       ==========                    ==========

Gross charge-offs as a percentage
  of average servicing portfolio (1)     3.74%            3.58%          3.63%             3.51%          3.70%          3.35%
Recoveries as a percentage of
  gross charge-offs                                      41.01%                           41.45%                        41.12%
Net charge-offs as a percentage
  of average servicing portfolio (1)                      2.11%                            2.05%                         1.97%
    (1) Annualized


                                                            Tier I Delinquency Experience
                          ---------------------------------------------------------------------------------------------------

                                At September, 2000                At June 30, 2000               At September 30, 1999
                          -------------------------------- -------------------------------  ---------------------------------
                                                                (Dollars in thousands)

                             Number of                         Number of                      Number of
                           Receivables         Amount         Receivables      Amount        Receivables         Amount
Servicing portfolio            252,293       $3,133,025         235,732      $2,848,150          217,296       $ 2,530,654
Delinquencies:
  30-59 days                     5,120         $ 56,184           4,204        $ 45,442            4,714          $ 50,734
  60-89 days                     2,482           29,062           2,176          25,250            1,955            20,439
  90 days or more                1,158           12,918             886           9,710              875             9,291
                          ------------- ---------------- --------------- ---------------  --------------- -----------------
Total delinquencies              8,760         $ 98,164           7,266        $ 80,402            7,544          $ 80,464
                          ============= ================ =============== ===============  =============== =================
Delinquency as a percentage
  of servicing portfolio         3.47%            3.13%           3.08%           2.82%            3.47%             3.18%


         Net earnings are summarized in the table below. Net earnings decreased 44.5% for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. The decrease over the same quarter of the prior year is primarily due to lower net spreads and the loss on interest rate swaps on held for sale receivables. The loss on interest rate swaps on held for sale receivables is the result of the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") during the first quarter of fiscal 2001. SFAS No. 133 is further discussed below in the "Gain on sale of receivables, net" section. The decrease was partially offset by an increase in net interest margin after provision for estimated credit losses, which was primarily the result of the higher average held for sale portfolio.

                                                 Three Months
                                              Ended September 30,
                            ----------------------------------------------------
                                 2000                                1999
                            ----------------                    ----------------
                              (Dollars in thousands, except per share amounts)

Net Income                    $ 3,009                             $ 5,419
Net Earnings Per Share        $  0.23                             $  0.41
  (basic and diluted)


         Interest on receivables held for sale increased 76.4% to $14.4 million for the quarter ended September 30, 2000, compared to $8.1 million for the quarter ended September 30, 1999. The increase over the prior year related to a higher average held for sale portfolio of $409.4 million for the quarter ended September 30, 2000, compared to $239.0 million for the quarter ended September 30, 1999.

         Retained interest and other interest income increased 27.4% to $7.3 million for the quarter ended September 30, 2000, compared to $5.7 million for the quarter ended September 30, 1999. The discount component of Retained Interest increased at June 30, 1999 as a result of the Company increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. As a result, more Securitizations discounted at the higher rate are being accreted into income during the quarter ended September 30, 2000 than in the quarter ended September 30, 1999. The individual components of Retained interest and other interest income are shown in the following table.

                                         Three Months
                                      Ended September 30,
                                    2000                1999
                               ---------------     ---------------
                                          (In thousands)

Discount accretion                    $ 7,068             $ 5,371
Other interest income                     232                 357
                               ---------------     ---------------
                                      $ 7,300             $ 5,728



         Interest expense increased 68.2% to $11.0 million for the quarter ended September 30, 2000, compared to $6.6 million for the quarter ended September 30, 1999. The increase is the result of higher warehouse borrowing needs as a result of an increase in the average receivables held for sale balances caused by the increase in acquisition volume previously discussed and was offset by lower long-term debt interest expense due to the $22 million principal payment made on the Senior debt made in the first quarter of fiscal 2001.

         Provision for estimated credit losses increased 30.0% to $975,000 for the quarter ended September 30, 2000, compared to $750,000 for the quarter ended September 30, 1999. The increase is due to the higher average receivables held for sale during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

         Gain on sale of receivables, net and Loss on interest rate swaps on securitized receivables. The gain on sale of receivables, net, increased 20.5% to $7.9 for the quarter ended September 30, 2000, compared to $6.5 million for the same period of fiscal 2000. The accounting treatment for the Company's derivative activity changed during the first quarter of fiscal 2001 and is discussed in more detail below in the "Loss on interest rate swaps on held for sale receivables" section. As a result, the Gain on sale of receivables, net for the quarter ended September 30, 2000 is not comparable to the gain on sale of receivables, net for the quarter ended September 30, 1999. Historically, the gain or loss on interest rate swaps on securitized receivables and other than temporary impairments have been included as components of the Gain on sales of receivables, net in the income statement. Beginning with the first quarter of fiscal 2001, the Gain on sale of receivables, net will no longer reflect the gain or loss on interest rate swaps on securitized receivables, rather, the economic hedging gain or loss will be shown separately in the income statement as "Gain (loss) on interest rate swaps on securitized receivables." The following chart summarizes the individual components of the gain on sale of receivables. The comparable lower net gain for the quarter was primarily due to lower spreads in the quarter ended September 30, 2000 securitization than in the same quarter of fiscal 2000. The receivables sold in the securitizations were $500.0 million for the quarter ended September 30, 2000, compared to $364.8 million for the quarter ended September 30, 1999. The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, the level of estimation for net credit losses and discount rate.

                                                  Fiscal Quarter ended
                                                      September 30,
                                        ------------------------------------
                                              2000                1999
                                        ----------------    ----------------

Gain on sales of receivables                    $ 7,867             $ 3,785
Hedging gain on securitized receivables             -                 2,985
Other than temporary impairments                    -                  (240)
                                        ----------------    ----------------
     Gain on sales of receivables, net            7,867               6,530

Loss on interest rate swaps on
  securitized receivables                        (5,350)                -
                                        ----------------    ----------------

     Net economic gain                          $ 2,517             $ 6,530
                                        ================    ================

Set forth below is certain information relating to the first quarter fiscal 2001 and 2000 securitizations.

First Quarter Securitizations                                 Fiscal
                                                   -----------------------------
                                                      2001              2000
                                                      ----              ----

                                                    2000 - C          1999 - C

Amount securitized (in millions)                     $500.0            $364.8
Weighted average receivable rate                     13.57%            13.31%
Weighted average certificate rate                     6.90%             6.22%
Gross spread (1)                                      6.67%             7.09%
Net spread (2), (3)                                   4.67%             6.20%
Credit loss assumption                                4.60%             4.50%
Annual prepayment speed assumption                   25.00%            28.00%
Discount rate assumption                             15.10%            14.66%
Weighted average remaining maturity (in months)       69.5              71.1
Weighted average life (in years)                      2.08              1.95
Gain as a percentage of amount securitized (3)        0.50%             1.88%


(1) Gross spread - difference between the weighted average receivable rate and weighted average certificate rate.
(2) Net spread - gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the economic hedging gains or losses.
(3) Includes impact of the $5.4 million loss and $3.0 million gain on interest rate swaps on securitized receivables.

         Gain on sale of receivables, net also includes charges, if applicable based on management's review, for other than temporary impairments. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the retained interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 2 of the Consolidated Condensed Financial Statements". Based on management's review of the Retained Interest, there were no additional other than temporary impairments charges for the first quarter ended September 30, 2000. See - "Discussion of Forward-Looking Statements".

         Loss on interest rate swaps on held for sale receivables. Beginning in the first quarter of fiscal 2001, a new accounting standard, SFAS No. 133, became effective for the Company. This new standard changes how the Company recognizes its derivative activity. The only derivative instruments that the Company utilizes relate to interest rate swaps executed solely to hedge receivable acquisitions prior to securitization. Management believes that the interest rate swaps are effective in protecting the Company from interest rate fluctuations from origination through securitization and that these transactions are typical in this industry. However, it has been determined that under SFAS No. 133, these transactions do not qualify for hedge accounting treatment, and the Company's derivatives are therefore required to be marked to market every accounting period.

         Previously, the market value of these derivatives was not accounted for until the corresponding receivables were securitized and the derivatives closed out. At that time, the gain or loss on the closed out derivatives was included in the net gain on sales of receivables amount. This amount will now be a separate line item on the income statement titled "Gain (loss) on interest rate swaps on securitized receivables." In addition, UAC will now be required to reflect the market value of any outstanding derivatives on its balance sheet, and the changes in the corresponding value will be reported in the income statement as "Gain (loss) on interest rate swaps on held for sale receivables." Based on a notional amount of $512.6 million, this amount was a loss of $2.4 million at September 30, 2000 and is related to interest rate swaps on receivables held for sale, most of which should be securitized in the securitization in the quarter ended December 31, 2000. Although this accounting change may have a significant impact on the volatility of period to period earnings, SFAS No. 133 has no cash effect on the Company's business.

         Servicing fees increased 10.7% to $6.7 million for the quarter ended September 30, 2000, compared to $6.1 million for the quarter ended September 30, 1999. The increase was related to a higher average securitized servicing portfolio for the quarter ended September 30, 2000 compared to the same period of the prior fiscal year. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

         Late charges and other fees increased 16.6% to $1.8 million for the quarter ended September 30, 2000, compared to $1.5 million for the quarter ended September 30, 1999. Other fees consist primarily of late charges, the gross profit from the dealership sales, and other fee income.

         Salaries and benefits expense increased 14.3% to $7.9 million for the quarter ended September 30, 2000, from $6.9 million for the quarter ended September 30, 1999. The increase was primarily related to an increase in employees. The average full-time equivalents for the quarter ended September 30, 2000 was 660 compared to 538 for the quarter ended September 30, 1999.

         Other general and administrative expense increased 12.2% to $5.5 million for the quarter ended September 30, 2000, compared to $4.9 million for the quarter ended September 30, 1999. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies, and other. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.75% for the quarter ended September 30, 2000, compared to 1.85% for the quarter ended September 30, 1999.

         Provision for income taxes decreased 48.1% to $1.8 million for the quarter ended September 30, 2000, compared to $3.4 million for the quarter ended September 30, 1999. This is the result of the decrease in earnings before income taxes and a decrease in the effective tax rate. Beginning July 1, 2000, the Company decreased the effective tax rate by 1.7% to 36.5% from 38.2% (before permanent differences) to more accurately reflect the combined federal and state tax liability resulting from the Company's operations in the various jurisdictions in which the Company does business. The decrease in the effective tax rate primarily results from state tax savings as the Company increases the number of securitizations which are treated as secured financing arrangements under a debt for tax structure.

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. Selected information regarding the Receivables held for sale, net and the servicing portfolio at September 30, 2000 and June 30, 2000 is summarized in the following table.

                                     September 30,                June 30,
                                         2000                       2000
                                  --------------------       -------------------
                                                  (In thousands)

Receivables held for sale, net         $   271,023               $   206,701
Allowance for net credit losses        $    (2,649)              $    (2,978)
Securitized assets serviced            $ 2,895,305               $ 2,676,655
Total servicing portfolio              $ 3,161,833               $ 2,881,115


         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $17.5 million to $225.9 million at September 30, 2000, from $208.4 million at June 30, 2000. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first quarters' securitization including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

The following table illustrates the activity of Retained Interest for the three months ended September 30, 2000 (in thousands):

Balance at June 30, 2000                                  $ 208,431

Amounts capitalized (including estimated dealer rebates)     24,462
Collections                                                 (24,592)
Accretion of discount                                         7,017
Change in spread accounts                                     5,109
Change in accelerated principal                               4,741
Net change in unrealized gain (loss)                            691
                                                        -------------
Balance at September 30, 2000                             $ 225,859
                                                        =============

The following table illustrates the activity of the Spread account for the three months ended September 30, 2000 (in thousands):

Balance at June 30, 2000                                  $  58,663

Excess cash flows deposited to spread accounts               14,918
Initial spread account deposits                               5,000
Interest earned on spread accounts                              954
Less:  excess cash flows released to the Company            (15,763)
                                                        -------------
Balance at September 30, 2000                             $  63,772
                                                        =============



         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At September 30, 2000, the allowance related to both Tier I and Tier II securitized receivables totaled $126.3 million, or 4.36% of the total securitized receivable portfolio, compared to $119.0 million, or 4.45%, at June 30, 2000. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See "Note 2 - Notes to Consolidated Condensed Financial Statements" for additional discussions regarding Retained Interest. Also, see - "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facilities were $246.4 million at September 30, 2000, compared to $152.2 million at June 30, 2000. The increase is a result of higher acquisition volume after the close of the securitization transaction in September 2000 compared to June 2000. In addition, this increase was also the result of the Company not securitizing approximately $60 million of eligible receivables in the September 2000 securitization.

         Long-term debt was $155 million at September 30, 2000, compared to $177 million at June 30, 2000. The decrease in long-term debt was a result of a required principal payment on the Company's Senior Notes in August 2000 of $22.0 million.

         Current and deferred income taxes payable totaled $11.6 million at September 30, 2000, compared to $9.7 million at June 30, 2000. The increase is primarily the result of the tax liability associated with current year earnings and was partially offset by tax payments made during the quarter ended September 30, 2000.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. Net cash used in operating activities was $86.5 million for the three months ended September 30, 2000, compared to cash provided by operating activities of $14.5 million for the three months ended September 30, 1999. The change was primarily attributable to higher receivable acquisitions than receivables securitized during the quarter ended September 30, 2000. Net cash provided by investing activities was $14.5 million and $23.2 million for the three months ended September 30, 2000 and 1999, respectively. The increase over prior period primarily relates to the decrease in the change in spread accounts. Net cash provided from financing activities for the three months ended September 30, 2000 was $71.6 million compared to net cash used in financing activities of ($38.1) million for the three months ended September 30, 1999. The primary factor for this change is the increased warehouse borrowings resulting from the higher acquisition of receivables in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

         Derivative financial instruments. Derivative financial instrument transactions may represent a source or a use of cash during a given period depending on the change in interest rates. In the first quarter of fiscal 2001, derivative financial instrument transactions used cash of $5.9 million compared to cash provided of $3.0 million during the first quarter of fiscal 2000.

         The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt and revolving warehouse credit facilities. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $500 million and was fully utilized at September 2000. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view to optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

         Warehouse facilities. The Company has Credit Facilities with independent financial institutions for a total of $750.0 million to fund receivable acquisitions. A $350 million Credit Facility and a $200 million Credit Facility are insured by surety bond providers while a $200 million Credit Facility is not insured. At September 30, 2000, $246.4 million of the capacity was utilized, and an additional $21.3 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 2000, and September 30, 1999, $152.2 million and $169.8 million of the capacity was utilized, and an additional $47.1 million and $54.1 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The Credit Facilities generally have a term of one year. Selected summary information about the Credit Facilities is shown below:


 Credit Facility                  Outstanding               Expiration
    Capacity                 at September 30, 2000             Date
----------------             ---------------------          ----------
  (in millions)
      $ 350                        $246.4                    September 2001
      $ 200                         None                       March 2001
      $ 200                         None                       August 2001


         Working capital line. In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term, and the entire amount was available for use at September 30, 2000. This facility expires in June 2001.


         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and pricinpal payments of $22.0 million began on August 1, 1998 and are due on August 1. The Notes have a current private rating by Fitch of B+. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes have a current private rating by Fitch of B-. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes have a current private rating by Fitch of B+.


         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         Based on current cash flow projections, management believes that the Company's existing capital resources, the revolving warehouse credit facilities described above, future earnings, expected growth in receivable acquisitions, and periodic securitization of receivables should provide the necessary capital and liquidity for its operations through the end of the fiscal year. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations. Depending on the Company's ongoing cash and liquidity requirements, market conditions and investor interest, the Company may seek to issue additional debt or equity securities in the near term. The current Fitch ratings on the Company's existing long-term debt may have an adverse affect on its ability to obtain or its cost of additional debt securities. The sale of additional equity, including Class A Common Stock or preferred stock, would dilute the interests of current shareholders. See - "Discussion of Forward-Looking Statements".

Discussion of Forward-Looking Statements

         The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 2000 which is incorporated herein by this reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. The Company's econimic hedging strategy is an integral part of its practice of periodically securitizing receivables. Prior to March 1999, as part of the economic hedging strategy, the Company used an economic hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. In addition, the commercial paper conduit pursuant to which the Company Securitized $500.0 million in receivables in September 2000, may from time to time in the future, provide for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its economic hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. Prior to July 1, 2000, the economic hedging gain or loss substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Also, prior to July, 1, 2000, recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization and on the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (Loss) on Sales of Receivables. Beginning July 1, 2000, both the Gain on interest rate swaps on securitized receivables and the Gain on interest rate swaps on held for sale receivables will be reflected in the income statement. At September 30, 2000, the Company had an unrealized hedging loss on forward interest rate swaps of $1.9 million based on notional amounts outstanding of $512.6 million. The fair value of long-term debt increases or decreases as market interest rates are reduced or increased, respectively. Effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133").

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at September 30, 2000.

                              Nine months
                                ended June
                                30, 2001    2002       2003   Total   Fair Value
                              --------------------------------------------------
                                          (Dollars in thousands)
                                          ----------------------

Amounts due under warehouse
  facility                      $246,394   $   -   $    -    $ 246,39   $246,394
   Weighted average variable
     rate                          8.16%       -        -       8.16%

Long-term debt                  $    -   $43,667  $111,333   $155,000   $145,968
   Weighted average fixed rate       -     8.14%     8.86%      8.66%

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

         At September 30, 2000, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:

Amounts as of September 30, 2000                        Tier I               Tier II               Total
Fair value of retained interest (1)                   $ 233,360               $ 2,056            $ 235,416

Prepayment speed assumption (annual rate)            21.88% - 28.00%           21.00%

Impact on fair value of 10% adverse change            $ 226,419               $ 2,040            $ 228,459
Impact on fair value of 20% adverse change            $ 213,400               $ 2,024            $ 215,424


Net loss rate assumption (pool life rate)             4.00% - 6.24%            12.00%

Impact on fair value of 10% adverse change            $ 209,183               $ 1,730            $ 210,913
Impact on fair value of 20% adverse change            $ 184,768               $ 1,409            $ 186,177


Discount rate assumption (annual rate)                9.07% - 15.00%           14.05%

Impact on fair value of 10% adverse change            $ 227,190               $ 2,013            $ 229,203
Impact on fair value of 20% adverse change            $ 221,314               $ 1,971            $ 223,285


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

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

               Exhibit 10.1 - Amendment No. 1 to Union Acceptance Corporation Incentive Stock Plan dated as of July 26, 2000.

               Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Union Acceptance Corporation

November xx, 2000                        By:      /S/ John M. Stainbrook
                                                  ------------------------------
                                         John M. Stainbrook
                                         President and Chief Executive Officer

November xx, 2000                        By:      /S/ Rick A. Brown
                                                  ------------------------------
                                         Rick A. Brown
                                         Treasurer and Chief Financial Officer