Form 10-Q
period 2000-12-31
UNION ACCEPTANCE CORP
filed 2001-02-08
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

Yes (X)           No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                     Outstanding at February 5, 2001

     Class A Common Stock, without par value               5,833,048
     Class B Common Stock, without par value               7,461,608

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         December 31, 2000 and June 30, 2000                                3

         Consolidated Condensed Statements of Earnings
         for the Three and Six Months Ended December 31, 2000 and 1999      4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended December 31, 2000 and 1999                        5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Six Months Ended December 31, 2000                                 6

         Notes to Consolidated Condensed Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22

Part II. OTHER INFORMATION                                                 24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                      December 31,     June 30,
Assets                                                                   2000            2000
                                                                     -------------   -------------


Cash and cash equivalents                                                 $ 6,446        $ 14,792
Restricted cash                                                             9,325          13,010
Receivables held for sale, net                                            243,604         206,701
Retained interest in securitized assets                                   247,372         208,431
Accrued interest receivable                                                 2,316           1,727
Property, equipment, and leasehold improvements, net                        9,536           9,494
Other assets                                                               25,006          23,983
                                                                     -------------   -------------

Total Assets                                                             $543,605        $478,138
                                                                     =============   =============

Liabilities and Shareholders' Equity

Liabilities

Amounts due under warehouse facilities                                   $227,057        $152,235
Long-term debt                                                            155,000         177,000
Accrued interest payable                                                    5,465           5,408
Amounts due to trusts                                                      14,494          14,487
Dealer premiums payable                                                     2,968           3,663
Current and deferred income taxes payable                                   9,797           9,740
Other payables and accrued expenses                                         9,249           5,576
                                                                     -------------   -------------

Total Liabilities                                                         424,030         368,109
                                                                     -------------   -------------

Commitment and Contingencies                                                    -               -

Shareholders' Equity

 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                               -               -

 Class  A  Common  Stock,  without  par  value,
   authorized  30,000,000  shares; 5,833,048 and
   5,816,024 shares issued and outstanding at
   December 31, 2000 and June 30, 2000, respectively                       58,733          58,632

 Class  B  Common  Stock,  without  par  value,
   authorized  20,000,000  shares;
   7,461,608 shares issued and outstanding
   at December 31, 2000 and June 30, 2000                                       -               -

  Accumulated other comprehensive earnings, net of income taxes             6,195           3,564
  Retained earnings                                                        54,647          47,833
                                                                     -------------   -------------

 Total Shareholders' Equity                                               119,575         110,029
                                                                     -------------   -------------

  Total Liabilities and Shareholders' Equity                             $543,605        $478,138
                                                                     =============   =============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)


                                                    Three Months Ended Six Months Ended

                                                 December 31,                December 31,
                                           --------------------------  --------------------------
                                              2000          1999          2000          1999
                                           ------------ -------------  ------------  ------------


Interest on receivables held for sale         $ 10,853       $ 6,684      $ 25,224      $ 14,829
Retained interest and other                      8,005         6,442        15,305        12,170
                                           ------------ -------------  ------------  ------------

   Total interest income                        18,858        13,126        40,529        26,999
Interest expense                                 8,478         6,179        19,519        12,743
                                           ------------ -------------  ------------  ------------

   Net interest margin                          10,380         6,947        21,010        14,256
Provision for estimated credit losses            1,250           665         2,225         1,415
                                           ------------ -------------  ------------  ------------
   Net interest margin after provision
     for estimated credit losses                 9,130         6,282        18,785        12,841
                                           ------------ -------------  ------------  ------------

Gain on sales of receivables, net                7,805         1,261        15,672         7,791
Loss on interest rate swaps on
   securitized receivables                      (3,536)            -        (8,886)            -
Loss on interest rate swaps on held
   for sale receivables                         (2,269)            -        (4,709)            -
Servicing fees                                   7,626         6,188        14,345        12,256
Late charges and other fees                      1,711         1,508         3,466         3,013
                                           ------------ -------------  ------------  ------------

  Other revenues                                11,337         8,957        19,888        23,060
                                           ------------ -------------  ------------  ------------

Salaries and benefits                            8,490         6,737        16,408        13,664
Other general and administrative expenses        5,928         4,993        11,440         9,907
                                           ------------ -------------  ------------  ------------

  Total operating expenses                      14,418        11,730        27,848        23,571
                                           ------------ -------------  ------------  ------------

Earnings before provision for income taxes       6,049         3,509        10,825        12,330
Provision for income taxes                       2,234         1,361         4,001         4,763
                                           ------------ -------------  ------------  ------------

Net earnings                                   $ 3,815       $ 2,148       $ 6,824       $ 7,567
                                           ============ =============  ============  ============

Net earnings per common share
   (basic & diluted)                           $ 0.29        $ 0.16        $ 0.51        $ 0.57
                                           ============ =============  ============  ============

Basic weighted average number of common
  shares outstanding                        13,286,514    13,264,379    13,282,073    13,257,519

Common stock options                            10,079        44,544        28,363        44,701
                                           ------------ -------------  ------------  ------------

Diluted weighted average number of common
  shares outstanding                        13,296,593    13,308,923    13,310,436    13,302,220
                                           ============ =============  ============  ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                        December 31,
                                                                        --------------------------------------------
                                                                            2000                           1999
                                                                        --------------                  ------------

Cash flows from operating activities:

   Net earnings                                                               $ 6,824                       $ 7,567
     Adjustments to reconcile net earnings to net cash
       from operating activities:
         Increase in acquisitions of receivables held for sale,
              net of liquidations                                          (1,047,626)                     (580,250)
         Dealer premiums paid, net on receivables held for sale               (30,844)                      (16,324)
         Proceeds from securitization of receivables held for sale          1,010,000                       667,484
         Gain on sales of receivables                                         (25,050)                      (16,545)
         Impairment of retained interest in securitized assets                  2,081                         4,243
         Accretion of discount on retained interest in securitized assets     (14,733)                      (11,412)
         Provision for estimated credit losses                                  2,225                         1,415
         Amortization and depreciation                                          3,177                         1,742
         Restricted cash                                                        3,685                            14
         Other assets and accrued interest receivable                          (3,492)                        2,926
         Amounts due to trusts                                                      7                           866
         Other payables and accrued expenses                                    3,877                       (13,287)
                                                                        --------------                  ------------
           Net cash provided by (used in) operating activities                (89,869)                       48,439
                                                                        --------------                  ------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets
      and change in spread accounts and accelerated principal                  30,279                        36,903
   Capital expenditures                                                          (957)                       (2,060)
                                                                        --------------                  ------------
           Net cash provided by investing activities                           29,322                        34,843

Cash flows from financing activities:

   Principal payment on long-term debt                                        (22,000)                      (22,000)
   Stock options exercised                                                          -                            93
   Net change in warehouse credit facilities                                   74,822                       (58,141)
   Payment of borrowing fees                                                     (621)                         (446)
                                                                        --------------                  ------------
           Net cash provided by (used in) financing activities                 52,201                       (80,494)
                                                                        --------------                  ------------

Change in cash and cash equivalents                                            (8,346)                        2,788

Cash and cash equivalents, beginning of period                                 14,792                         8,088
                                                                        --------------                  ------------

Cash and cash equivalents, end of period                                      $ 6,446                      $ 10,876
                                                                        ==============                  ============

Supplemental disclosures of cash flow information:

Income taxes paid                                                             $ 5,430                      $ 18,987
Interest paid                                                                $ 19,194                      $ 13,253

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended December 31, 2000
(Dollars in thousands, except per share data)
(Unaudited)


                                                                                      Accumulated
                                      Number of Common Stock                             Other                         Total
                                        Shares Outstanding            Common         Comprehensive     Retained    Shareholders'
                                 ----------------------------------
                                    Class A             Class B        Stock            Earnings       Earnings        Equity
                                 --------------       ------------- ------------    ----------------- ------------ ---------------

Balance at June 30, 2000             5,816,024           7,461,608     $ 58,632              $ 3,564     $ 47,833       $ 110,029

Comprehensive earnings:
  Net earnings                               -      -            -            -                    -        6,824           6,824
  Net unrealized gain on retained
     interest in securitized assets          -      -            -            -                4,238            -           4,238
  Income taxes related to unrealized
    gain in securitized assets               -                   -            -               (1,607)           -          (1,607)
                                                                                                                   ---------------
Total comprehensive earnings                                                                                                9,455

  Stock grants issued                   17,024                   -          101                    -            -             101
                                                                                                                                -
  Other                                      -                   -            -                    -          (10)            (10)

                                 --------------       ------------- ------------    ----------------- ------------ ---------------
Balance at December 31, 2000         5,833,048           7,461,608     $ 58,733              $ 6,195     $ 54,647       $ 119,575
                                 ==============       ============= ============    ================= ============ ===============



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 2000 and 1999

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

Note 2 - Retained Interest in Securitized Assets

         Retained Interest in Securitized Assets ("Retained Interest") is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

         The average of the interest rates received on receivables exceeds the interest rates paid on securities issued in the securitization. Accordingly, Retained Interest is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 21.43% to 28.00% at December 31, 2000. The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used net credit loss assumptions of 4.00% to 6.40% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at December 31, 2000.

         The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilized discount rates ranging from 8.32% to 14.16% on the estimated cash flows to be released from the Spread Account to value the Retained Interest at December 31, 2000. The weighted average discount rate used to value Retained Interest at December 31, 2000 was 12.77% compared to 13.78% at June 30, 2000. This decrease in the weighted average discount rate is primarily a result of a decrease in U.S. Treasury Rates since June 30, 2000.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 2000 and 1999

(Unaudited)

         In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and
Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 will require the prospective method of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as credit losses and prepayment rates. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

         The Company currently applies certain provisions of EITF Issue No. 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 93-18") regarding impairment. EITF 99-20 will no longer allow for measurement of other than temporary impairments based on fair values discounted at risk free rates as dictated by EITF 93-18.

         The effective date for EITF 99-20 is April 1, 2001, with earlier adoption permitted. Any write-down associated with the implementation of EITF 99-20 would be reported as a "cumulative effect of a change in accounting principle" and would be reported on a prospective basis. The Company has not determined the impact of this change, if any, on the consolidated financial statements.

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                            December 31,         June 30,
                                                                2000               2000
                                                           ----------------------------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                       $ 349,302         $ 287,661
Estimated dealer premium rebates refundable                      16,907            18,133
Estimated credit losses on securitized receivables             (138,906)         (119,003)
Accelerated Principal (1)                                        28,823            24,082
Spread accounts                                                  72,069            58,663
Discount to present value                                       (80,823)          (61,105)
                                                            ------------      -----------
  Total Retained Interest in Securitized Assets               $ 247,372         $ 208,431
                                                            ------------      -----------

Outstanding balance of securitized receivables              $ 3,109,149       $ 2,676,655
                                                            ===========       ===========

Estimated credit losses as a percentage of
  securitized receivables serviced                                 4.47%             4.45%

(1)  Also referred to as "turbo".

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Six Months Ended December 31, 2000 and 1999

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

Note 4 - Earnings Per Share

         Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

        Three Months Ended                               Six Months Ended
           December 31,                                    December 31,
   ------------------------------                  -----------------------------
      2000                 1999                       2000           1999
   ----------            --------                  -----------     -------------
    925,011               420,076                   841,748         408,969



Note 5 - Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125, which bears the same title, ("SFAS No. 125"). SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ended after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. The Company has not determined the impact of this change, if any, on the consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Acquisition Volume. The Company currently acquires receivables in 40 states from over 5,400 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles due from purchasers who exhibit a favorable credit profile ("Tier I"). Total receivable acquisitions were $489.2 million for the quarter ended December 31, 2000, compared to $263.8 million for the same quarter of last fiscal year. The Company believes the increase in receivables acquisitions in the quarter ended December 31, 2000 compared to December 31, 1999 is primarily due to pricing pressures experienced during the quarter ended December 31, 1999 as the result of increased treasury rates. Receivable acquisitions for the quarter ended December 31, 2000 were down 15.1% from the quarter ended September 30, 2000 acquisitions of $576.4 million. The Company believes that the purchase of automobiles by consumers and the financing of these purchases is seasonal and that there is usually a decline in auto purchasing activity in the last calendar quarter. The Company typically sees some decline in receivable acquisitions during this quarter. The Company's primary focus remains on acquiring high quality, profitable receivables. The Company will continue to emphasize growth in existing markets while maintaining or enhancing spreads. As the Company emphasizes marginally stronger spreads in its pricing strategy in the near term, it may see some moderation in receivable acquisition levels. See--"Discussion of Forward-Looking Statements".

         Gross and Net Spreads. The gross and net spreads on the second quarter securitization of fiscal 2001 were 6.51% and 4.82% compared to 7.06% and 5.66%, respectively, over the same quarter of last fiscal year. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average certificate rate. Net spread is defined as the gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the economic hedging gains or losses. During June 2000, the Company began migrating to a risk based pricing model which attempts to price the acquisitions based on perceived risks such as credit risk, age of the car, length of terms and advance over the vehicle's book value. The risk based pricing model rewards those customers with better credit quality with lower rates, which in turn could potentially lower the Company's net spread. The risk based pricing model also prices higher risk accounts at higher rates which could result in a lower net spread if the Company is less competitive on the higher risk accounts.

     Net spreads are currently targeted between 5.00% and 5.50% on securitizations for the remaining two quarters of fiscal 2001. Although management believes these targeted net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

         Portfolio Performance. The Company experienced an increase in net credit losses during the quarter ended December 31, 2000, compared to the quarter ended September 30, 2000 and a decrease compared to the quarter ended December 31, 1999. As shown in the following tables, Tier I net credit losses totaled 2.35% for the quarter ended December 31, 2000, compared to 2.11% and 2.40% for the quarters ended September 30, 2000 and December 31, 1999, respectively. Tier I net credit losses for the six months ended December 31, 2000 were 2.24% which was higher than 2.19% for the six months ended December 31, 1999. Delinquency on the Tier I automobile portfolio was 3.50% at December 31, 2000, compared to 3.13% and 3.33% at September 30, 2000 and December 31, 1999, respectively. Recoveries as a percentage of gross charge-offs on the Tier I portfolio were 39.10% for the quarter ended December 31, 2000, compared to 41.01% and 38.87% for the quarters ended September 30, 2000 and December 31, 1999, respectively.

         Notwithstanding modest increases during the quarter ended December 31, 2000, delinquency and credit loss percentages are within management's expectations and continue to exhibit relative stability. These percentages historically trend upward in the second quarter due to seasonality and the holiday season. The delinquency for greater than 60-day accounts as a percentage of the servicing portfolio was 1.5% at December 31, 2000 compared to 1.3% and 1.4% at September 30, 2000 and June 30, 2000, respectively. Based on current delinquency statistics of the greater than 60-day accounts, the Company expects higher credit losses in the quarter ended March 31, 2001. Overall recovery percentages have been relatively stable over the past year, bolstered in part by the significantly higher recovery rates the Company is able to realize by disposing of repossessed vehicles through its retail operation rather than at auction. Approximately 27% of repossessed automobiles were sold at the Company's retail operations during the quarter ended December 31, 2000.

         Provisions are made for estimated net credit losses in conjunction with each receivable sale. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the second quarter of fiscal 2001 securitization was 4.75% over the life of the pool compared to 4.50% over the life of the pool on the fiscal 2000 second quarter securitization. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.47% at December 31, 2000, compared to 4.36% and 4.47% at September 30, 2000 and December 31, 1999, respectively.

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


                                                                        Tier I Credit Loss Experience
                                                                         For the Three Months Ended
                                   -------------------------------------------------------------------------------------------------
                                          December 31, 2000                  September 30, 2000             December 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

                                      Number of                           Number of                     Number of
                                     Receivables         Amount         Receivables         Amount     Receivables         Amount
                                     -----------         ------         -----------         ------     -----------         -----
Average servicing portfolio             260,881      $ 3,274,480            246,406      $ 3,031,640     217,695      $ 2,537,094

Gross charge-offs                         2,638         $ 31,643              2,306         $ 27,099       2,232         $ 24,948
Recoveries                                                12,372                              11,112                        9,698
                                                     -----------                         -----------                  -----------
  Net charge-offs                                       $ 19,271                            $ 15,987                     $ 15,250
                                                     ===========                         ===========                  ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)       4.04%            3.87%             3.74%            3.58%       4.10%            3.93%
Recoveries as a percentage of
  gross charge-offs                                        39.10%                             41.01%                       38.87%
Net charge-offs as a percentage
  of average servicing portfolio (1)                        2.35%                              2.11%                        2.40%
(1) Annualized


                                              For the Six Months Ended
                          ---------------------------------------------------------------------
                                 December 31, 2000                  December 31, 1999
                          ---------------------------------  ----------------------------------
                                                (Dollars in thousands)

                                      Number of                           Number of
                                     Receivables         Amount         Receivables         Amount
                                     -----------         ------         -----------         ------
Average servicing portfolio           253,643        $ 3,153,060           217,102      $ 2,526,278

Gross charge-offs                       4,944             58,742             4,235           46,037
Recoveries                                                23,484                             18,370
                                                     -----------                        -----------
  Net charge-offs                                       $ 35,258                           $ 27,667
                                                     ===========                        ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)     3.90%             3.73%              3.90%            3.64%
Recoveries as a percentage
  of gross charge-offs                                    39.98%                              39.90%
Net charge-offs as a percentage
  of average servicing portfolio (1)                       2.24%                               2.19%

    (1) Annualized



                                                                        Tier I Delinquency Experience
                             -------------------------------------------------------------------------------------------------------
                                       At December 31, 2000         At September 30, 2000              At December 31, 1999
                             -------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

                                Number of                           Number of                       Number of
                              Receivables            Amount        Receivables       Amount        Receivables            Amount
                              -----------            ------        -----------       ------        -----------            ------
Servicing portfolio              263,984          $ 3,324,102          252,293    $ 3,133,025          217,904        $ 2,540,391
Delinquencies:
  30-59 days                       5,792             $ 64,651            5,120    $    56,184            4,636        $    49,988
  60-89 days                       2,924               35,130            2,482         29,062            2,202             24,505
  90 days or more                  1,444               16,462            1,158         12,918              944             10,151
                             ---------------      -------------- ---------------- --------------  ---------------     --------------
Total delinquencies               10,160          $   116,243            8,760    $    98,164            7,782        $    84,644
                             ===============      ============== ================ ==============  ===============     ==============
Delinquency as a percentage
  of servicing portfolio            3.85%               3.50%            3.47%          3.13%            3.57%               3.33%


         Net earnings are summarized in the table below. Net earnings increased 77.6% to $3.8 million, or $0.29 per diluted share, for the quarter ended December 31, 2000, compared to $2.1 million, or $0.16 per diluted share, for the quarter ended December 31, 1999. The increase over the same quarter of the prior year is primarily due to increased net interest margin after provision for estimated credit losses and a higher net gain on sale of receivables. Net earnings decreased 9.8% to $6.8 million, or $0.51 per diluted share, for the six months ended December 31, 2000, compared to $7.6 million, or $0.57 per diluted share, for the six months ended December 31, 1999. The decrease in net earnings for the six months ended December 31, 2000 was primarily related to the loss on interest rate swaps on held for sale receivables. The loss on interest rate swaps on held for sale receivables is the result of the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") during the first quarter of fiscal 2001. SFAS No. 133 is further discussed below in the "Gain on sale of receivables, net" section. The decrease was partially offset by an increase in net interest margin after provision for estimated credit losses, which was primarily the result of the higher average held for sale portfolio.


                                   Three Months                  Six Months
                                 Ended December 31,           Ended December 31,
                           -------------------------------   ---------------------------
                              2000                1999          2000            1999
                           -----------         -----------   -----------     -----------
                                   (Dollars in thousands, except per share amounts)

Net Income                    $ 3,815             $ 2,148       $ 6,824        $ 7,567
Net Earnings Per Share
  (basic and diluted)          $ 0.29              $ 0.16        $ 0.51         $ 0.57


         Interest on receivables held for sale increased 62.4% to $10.9 million and 70.1% to $25.2 million for the quarter and six months ended December 31, 2000, respectively, compared to $6.7 million and $14.8 million for the quarter and six months ended December 31, 1999, respectively. The increase over the prior year related to a higher average held for sale portfolio of $258.0 million and $333.7 million for the quarter and six months ended December 31, 2000, respectively, compared to $190.0 million and $214.5 million for the same periods ended December 31, 1999.

         Retained interest and other interest income increased 24.3% to $8.0 million and 25.8% to $15.3 million for the quarter and six months ended December 31, 2000, respectively, compared to $6.4 million and $12.2 million for the corresponding periods of fiscal 2000. The discount component of Retained Interest increased at June 30, 1999 as a result of the Company increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. As a result, more Securitizations discounted at the higher rate are being accreted into income during the quarter and six months ended December 31, 2000 than in the corresponding periods ended December 31, 1999. The individual components of Retained interest and other interest income are shown in the following table.


                                Three Months                  Six Months
                             Ended December 31,             Ended December 31,
                           2000              1999          2000             1999
                        ------------     ------------- -------------     ------------
                                 (In thousands)                 (In thousands)

Discount accretion          $ 7,858           $ 6,112       $14,991          $11,484
Other interest income           147               330           314              686
                        ------------     ------------- -------------     ------------
                            $ 8,005           $ 6,442       $15,305          $12,170
                        ============     ============= =============     ============


         Interest expense increased 37.2% to $8.5 million and 53.2% to $19.5 million for the quarter and six months ended December 31, 2000, respectively, compared to $6.2 million and $12.7 million for the corresponding periods ended December 31, 1999. The increase is primarily the result of higher warehouse borrowing needs. The higher borrowing needs are the result of an increase in the average receivables held for sale balances caused by the increase in acquisition volume previously discussed. These increases were offset by lower long-term debt interest expense due to the $22 million principal payment made on the Senior debt in the first quarter of fiscal 2001.

         Provision for estimated credit losses increased 88.0% to $1.3 million and 57.2% to $2.2 million for the quarter and six months ended December 31, 2000, respectively, compared to $665,000 and $1.4 million for the same periods of fiscal 2000. The increase is due to higher receivable acquisitions, not securitizing approximately $60 million of eligible receivables in the first quarter of fiscal 2001 and higher actual losses. The receivables acquired during the quarter and six months ended December 31, 2000 increased 85.4% and 79.4%, respectively, over the same periods ended December 31, 1999.

         Gain on sale of receivables, net and Loss on interest rate swaps on securitized receivables. The gain on sale of receivables, net, increased 519.0% to $7.8 million and increased 101.2% to $15.7 million for the quarter and six months ended December 31, 2000, respectively, compared to $1.3 million and $7.8 million for the corresponding periods ended December 31, 1999. The Gain on sale of receivables, net for the quarter ended December 31, 2000 is primarily comprised of $9.9 million of gain net of $2.1 million of impairment compared to $5.2 million of gain net of $4.0 million of impairment for the quarter ended December 31, 1999. For the six months ended December 31, 2000, the Gain on sale of receivables, net is primarily comprised of $17.7 million of gain net of $2.1 million of impairment compared to $12.1 million of gain net of $4.2 million of impairment for the six months ended December 31, 1999. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the retained interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 2 of the Consolidated Condensed Financial Statements".

         The accounting treatment for the Company's derivative activity changed during the first quarter of fiscal 2001 and is discussed in more detail below in the "Loss on interest rate swaps on held for sale receivables" section. As a result, the Gain on sale of receivables, net for the quarter ended December 31, 2000 is not readily comparable to the gain on sale of receivables, net for the quarter ended December 31, 1999. Historically, the gain or loss on interest rate swaps on securitized receivables and other than temporary impairments have been included as components of the Gain on sales of receivables, net in the statement of earnings. Beginning with the first quarter of fiscal 2001, the Gain on sale of receivables, net no longer reflects the gain or loss on interest rate swaps on securitized receivables; rather, the economic hedging gain or loss is shown separately in the statement of earnings as "Gain (loss) on interest rate swaps on securitized receivables."

         The net economic gain (the gain on the sales of receivables net of losses on interest rate swaps on securitized receivables but excluding other than temporary impairments) on the sales on receivables (as shown in the following table) increased to $6.3 million for the quarter ended December 31, 2000 from $5.2 million for the quarter ended December 31, 1999. The net economic gain for the securitization during the quarter ended December 31, 2000 included a loss on interest rate swaps on securitized receivables of $3.5 million. The increase in the economic gain during the quarter ended December 31, 2000 compared to the same period of last year is due primarily to selling $200 million more receivables, offset by a lower net spread of 84 basis points.


                                       Fiscal Quarter ended             Six Months ended
                                           December 31,                   December 31,
                                   ----------------------------    ---------------------------
                                       2000            1999            2000           1999
                                   ------------    ------------    ------------   ------------
                                          (In thousands)                 (In thousands)
Gain on sales of receivables           $ 9,869         $ 5,248        $ 17,728       $ 12,090
Loss on interest rate swaps on
     securitized receivables            (3,536)              -          (8,886)             -
                                   ------------    ------------    ------------   ------------

     Net economic gain                 $ 6,333         $ 5,248         $ 8,842       $ 12,090
                                   ============    ============    ============   ============

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

         Set forth below is certain information relating to the second quarter fiscal 2001 and 2000 securitizations:

Second Quarter Securitizations                               Fiscal
                                                   ---------------------------
                                                      2001            2000
                                                   -----------      ----------

                                                    2000 - D        1999 - D

Amount securitized (in millions)                     $510.0          $302.7
Weighted average receivable rate                     13.58%           13.62%
Weighted average certificate rate                     7.07%            6.56%
Gross spread (1)                                      6.51%            7.06%
Net spread (2)                                        4.82%            5.66%
Credit loss assumption                                4.75%            4.50%
Annual prepayment speed assumption                   25.00%           28.00%
Discount rate assumption                             14.91%           14.81%
Weighted average remaining maturity (in months)       72.7             69.9
Weighted average life (in years)                      2.14             1.95
Gain as a percentage of amount securitized (3)        1.24%            1.73%


(1) Gross spread - difference between the weighted average receivable rate and weighted average certificate rate.

(2) Net spread - gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the hedging gains or losses. (3) Includes impact of the $3.5 million and $399,000 loss on interest rate swaps on securitized receivables for 2000-D and 1999-D, respectively.

         Loss on interest rate swaps on held for sale receivables. Beginning in the first quarter of fiscal 2001, a new accounting standard, SFAS No. 133, became effective for the Company. This new standard changes how the Company accounts for its derivative activity. The only derivative instruments that the Company utilizes relate to interest rate swaps executed solely to hedge receivable acquisitions prior to securitization. Management believes that the interest rate swaps are effective in protecting the Company from interest rate fluctuations from origination through securitization and that these transactions are typical in this industry. However, it has been determined that under SFAS No. 133, these transactions do not qualify for hedge accounting treatment, and the Company's derivatives are therefore required to be marked to market every accounting period.

         Previously, the market value of these derivatives was not accounted for until the corresponding receivables were securitized and the derivatives closed out. At that time, the gain or loss on the closed out derivatives was included in the gain on sales of receivables, net amount. This amount is now a separate line item on the income statement titled "Gain (loss) on interest rate swaps on securitized receivables." In addition, UAC is now required to reflect the market value of any outstanding derivatives on its balance sheet, and the changes in the corresponding value will be reported in the income statement as "Gain (loss) on interest rate swaps on held for sale receivables." Based on a notional amount of $448.2 million, this amount was a loss of $4.7 million at December 31, 2000 and is related to interest rate swaps on receivables held for sale, most of which should be securitized in the securitization in the quarter ended March 31, 2001. Although this accounting change may have a significant impact on the volatility of period to period earnings, SFAS No. 133 has no cash effect on the Company's business. The following table illustrates the movement of the hedging losses from the held for sale receivables to the securitized receivables:



                                                Quarter ended             Six Months ended
                                            September 30,  December 31,     December 31,
                                           ------------   ------------   -----------------
                                               2000           2000             2000
                                           ------------   ------------   -----------------
                                                            (in millions)
Held for Sale Receivables
Loss on interest rate swaps on
    held for sale receivables                   $ (2.4)        $ (4.7)             $ (7.1)
Reclassified to securitized receivables              -            2.4                 2.4
                                           ------------   ------------   -----------------
Total net loss on interest rate swaps on
    held for sale receivables                   $ (2.4)        $ (2.3)             $ (4.7)
                                           ============   ============   =================

Securitized Receivables
Loss on interest rate swaps on
    securitized receivables                     $ (5.4)        $ (1.1)             $ (6.5)
Reclassified from held for sale receivables          -           (2.4)               (2.4)
                                           ------------   ------------   -----------------
Total net loss on interest rate swaps on
    securitized receivables                     $ (5.4)        $ (3.5)             $ (8.9)
                                           ============   ============   =================



         Servicing fees increased 23.2% to $7.6 million and 17.0% to $14.3 million for the quarter and six months ended December 31, 2000, respectively, compared to $6.2 million and $12.3 million for the corresponding periods of fiscal 2000. The increase in servicing fees is a result of the higher average securitized servicing portfolio of $3.0 billion and $2.8 billion for the quarter and six months ended December 31, 2000 compared to $2.4 billion for the same periods of the prior fiscal year. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

         Late charges and other fees increased 13.5% to $1.7 million and 15.0% to $3.5 million for the quarter and six months ended December 31, 2000, respectively, compared to $1.5 million and $3.0 million for the corresponding periods of fiscal 2000. Other fees consist primarily of late charges, gross profit from dealership sales, and other fee income.

         Salaries and benefits expense increased 26.0% to $8.5 million and 20.1% to $16.4 million for the quarter and six months ended December 31, 2000, respectively, from $6.7 million and $13.7 million for the quarter and six months ended December 31, 1999, respectively. The increase was primarily related to an increase in employees as the average servicing portfolio increased 27.8% and 23.6% for the quarter and six months ended December 31, 2000. The average full-time equivalents for the quarter and six months ended December 31, 2000 was 691 and 676, respectively, compared to 574 and 556 for the corresponding periods in fiscal 2000.

         Other general and administrative expense increased 18.7% to $5.9 million and 15.5% to $11.4 million for the quarter and six months ended December 31, 2000, respectively, compared to $5.0 million and $9.9 million for the quarter and six months ended December 31, 1999, respectively. Other operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies, and other. The increase in other general and administrative expenses is primarily attributed to an increase in receivable expenses due to higher receivable acquisitions. Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.75% for the quarter and six months ended December 31, 2000, compared to 1.82% and 1.83% for the same periods of fiscal 2000.

         Provision for income taxes increased 64.1% to $2.2 million and decreased 16.0% to $4.0 million for the quarter and six months ended December 31, 2000, respectively, compared to $1.4 million and $ 4.8 million for the corresponding periods ended December 31, 1999. The increase for the quarter is the result of an increase in earnings before income taxes which was partially offset by a decrease in the effective tax rate. The decrease for the six months ended December 31, 2000 is the result of a decrease in earnings before income taxes and a decrease in the effective tax rate. Beginning July 1, 2000, the Company decreased the effective tax rate by 1.7% to 36.5% from 38.2% (before permanent differences) to more accurately reflect the combined federal and state tax liability resulting from the Company's operations in the various jurisdictions in which the Company does business.

Financial Condition

         Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. Selected information regarding the Receivables held for sale, net and the servicing portfolio at December 31, 2000 and June 30, 2000 is summarized in the following table:

                                          December 31,            June 30,
                                              2000                  2000
                                        -----------------     -----------------
                                         (In thousands)

Receivables held for sale, net                 $ 243,604             $ 206,701
Allowance for net credit losses                 $ (2,583)             $ (2,978)
Securitized assets serviced                  $ 3,109,149           $ 2,676,655
Total servicing portfolio                    $ 3,349,133           $ 2,881,115



         Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $39.0 million to $247.4 million at December 31, 2000, from $208.4 million at June 30, 2000. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first and second quarter securitizations including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

         The following table illustrates the activity of Retained Interest for the six months ended December 31, 2000 (in thousands):

Balance at June 30, 2000                                          $ 208,431

Amounts capitalized (including estimated dealer rebates)             52,425
Collections                                                         (48,426)
Accretion of discount                                                14,733
Change in spread accounts                                            13,406
Change in accelerated principal                                       4,741
Other than temporary impairment                                      (2,081)
Net change in unrealized gain                                         4,143
                                                               -------------

Balance at December 31, 2000                                      $ 247,372
                                                               =============




         The following table illustrates the activity of the Spread account for the six months ended December 31, 2000 (in thousands):

Balance at June 30, 2000                                          $ 58,663

Excess cash flows deposited to spread accounts                      33,147
Initial spread account deposits                                      6,275
Interest earned on spread accounts                                   2,034
Less:  excess cash flows released to the Company                   (28,050)
                                                              -------------

Balance at December 31, 2000                                      $ 72,069
                                                              =============



         Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At December 31, 2000, the allowance related to both Tier I and Tier II securitized receivables totaled $138.9 million, or 4.47% of the total securitized receivable portfolio, compared to $119.0 million, or 4.45%, at June 30, 2000. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See "Note 2 - Notes to Consolidated Condensed Financial Statements" for additional discussions regarding Retained Interest. Also, see - "Discussion of Forward-Looking Statements".

         Amounts due under revolving warehouse credit facilities were $227.1 million at December 31, 2000, compared to $152.2 million at June 30, 2000. The increase is a result of higher acquisition volume after the close of the securitization transaction in the quarter ending December 2000 compared to the quarter ending June 2000.

         Long-term debt was $155 million at December 31, 2000, compared to $177 million at June 30, 2000. The decrease in long-term debt was a result of a required principal payment on the Company's Senior Notes in August 2000 of $22.0 million.

         Current and deferred income taxes payable totaled $9.8 million at December 31, 2000, compared to $9.7 million at June 30, 2000. The difference is primarily the result of the tax payments made during the six months ended December 31, 2000 and offset by the tax liability associated with current year earnings.

Liquidity and Capital Resources

         Sources and Uses of Cash in Operations. Net cash used in operating activities was $89.9 million for the six months ended December 31, 2000, compared to cash provided by operating activities of $48.4 million for the six months ended December 31, 1999. The change was primarily attributable to higher receivable acquisitions than receivables securitized during the six months ended December 31, 2000. Net cash provided by investing activities was $29.3 million and $34.8 million for the six months ended December 31, 2000 and 1999, respectively. The decrease over the prior period primarily relates to the decrease in the change in spread accounts but was partially offset by the change in the accelerated principal and an increase in the collections on retained interest in securitized assets. Net cash provided from financing activities for the six months ended December 31, 2000 was $52.2 million compared to net cash used in financing activities of $80.5 million for the six months ended December 31, 1999. The primary factor for this change is the increased warehouse borrowings resulting from the higher acquisition of receivables in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999.

         The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt, revolving warehouse credit facilities and a $15 million working capital line. Historically, the Company has used the securitization of receivable pools as its primary source of long-term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $500 million, and $450.8 million was utilized at December 31, 2000. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

         Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate swaps) may represent a source or a use of cash during a given period depending on the change in interest rates. In the first and second quarters of fiscal 2001, derivative financial instrument transactions used cash of $8.9 million compared to cash provided of $2.6 million during the first and second quarters of fiscal 2000.

         Warehouse   facilities.   The  Company  has  Credit   Facilities   with
independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350 million Credit Facility and a $200 million Credit Facility are insured by surety bond providers while a $200 million Credit Facility is not insured. At December 31, 2000, $227.1 million of the capacity was utilized, and an additional $4.2 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 2000, and December 31, 1999, $152.2 million and $127.4 million of the capacity was utilized, and an additional $47.1 million and $43.3 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The Credit Facilities generally have a term of one year. Selected summary information about the Credit Facilities is shown below:

  Credit Facility                  Outstanding                    Expiration
     Capacity                  at December 31, 2000                  Date
--------------------         -------------------------         -----------------
   (in millions)
       $ 350                          $227.1                    September 2001
       $ 200                           None                       March 2001
       $ 200                           None                       August 2001

         Working capital line. In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term, and the entire amount was available for use at December 31, 2000. This facility expires in June 2001.

         Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due on August 1. The Notes currently have a private rating by Fitch of B+. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes have a current private rating by Fitch of B-. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes have a current private rating by Fitch of B+.

         The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

         Based on current cash flow projections, management believes that the Company's existing capital resources, the revolving warehouse credit facilities, working capital line, future earnings, anticipated receivable acquisition levels, and periodic securitization of receivables should provide the necessary capital and liquidity for its operations through the end of the fiscal year. The period during which its existing capital resources will continue to be sufficient will, however, be affected by the factors described above affecting the Company's cash requirements. A number of these factors are difficult to predict, particularly including the cash effect of hedging transactions, the availability of outside credit enhancement in securitizations or other financing transactions and other factors affecting the net cash provided by securitizations.

         The Company is exploring its capitalization alternatives and may seek to issue additional equity or debt securities in the near term. The current Fitch ratings on the Company's existing long-term debt may have an adverse effect on its ability to obtain or its cost of additional debt securities. The sale of additional equity, including Class A Common Stock or preferred stock, could dilute the interests of current shareholders. See - "Discussion of Forward-Looking Statements".

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. Prior to March 1999, as part of the economic hedging strategy, the Company used an economic hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. In addition, the commercial paper conduit pursuant to which the Company Securitized $500.0 million in receivables in September 2000, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its economic hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. Prior to July 1, 2000, the economic hedging gain or loss substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Also, prior to July, 1, 2000, recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization and on the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (loss) on sales of receivables. Beginning July 1, 2000, both the Gain (loss) on interest rate swaps on securitized receivables and the Gain (loss) on interest rate swaps on held for sale receivables are be reflected in the income statement. At December 31, 2000, the Company had an unrealized hedging loss on forward interest rate swaps of $4.7 million based on notional amounts outstanding of $448.2 million. The fair value of long-term debt increases or decreases as market interest rates are reduced or increased, respectively.

         The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at December 31, 2000:



                                       Six months ended
                                        June 30, 2001     2002       2003        Total      Fair Value
                                       ----------------   ----       ----        -----      ----------
                                                        (Dollars in thousands)
                                                        ----------------------

Amounts due under warehouse facility     $227,057      $      -     $       -  $ 227,057     $ 227,057
   Weighted average variable rate           6.28%

Long-term debt                           $     -       $ 43,667     $ 111,333  $ 155,000     $ 148,846
   Weighted average fixed rate                 -           8.14%         8.86%      8.66%



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

         At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:


Amounts as of December 31, 2000                  Tier I          Tier II          Total
                                                 ------          -------          -----

Fair value of retained interest (1)              $ 257,290          $ 1,770       $ 259,060

Prepayment speed assumption (annual rate)        21.43% - 28.00%    20.64%

Impact on fair value of 10% adverse change       $ 249,688          $ 1,757       $ 251,445
Impact on fair value of 20% adverse change       $ 242,475          $ 1,745       $ 244,220


Net loss rate assumption (pool life rate)        4.00% - 6.40%      12.00%

Impact on fair value of 10% adverse change       $ 231,292          $ 1,443       $ 232,735
Impact on fair value of 20% adverse change       $ 205,267          $ 1,121       $ 206,388


Discount rate assumption (annual rate)           8.32% - 14.16%     13.29%

Impact on fair value of 10% adverse change       $ 250,707          $ 1,734       $ 252,441
Impact on fair value of 20% adverse change       $ 244,425          $ 1,699       $ 246,124



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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, on November 14, 2000, the following nominees were elected to the Board of Directors.

                                Affirmative               Votes
                                   Votes                 Withheld

                            ---------------------    -----------------

John M. Davis                    42,571,220              304,310
John M. Eggemeyer, III           42,571,240              304,290
Donald A. Sherman                42,571,240              304,290
John M. Stainbrook               42,566,920              308,610
Michael G. Stout                 42,568,490              307,040
Jerry D. Von Deylen              42,567,040              308,490
Richard D. Waterfield            42,567,220              308,310
Thomas M. West                   42,571,240              304,290


     The following proposals were approved at the Company's Annual Meeting on November 14, 2000:

     Ratification of appointment of auditors. Deloitte & Touche LLP was retained as the Company's auditors for the fiscal year 2001. The votes were as follows:
13,044,147 Affirmative Votes; 10,251 Negative Votes, and 1,900 Votes Abstained.

     Approval of the adoption of an amendment of the Union Acceptance Corporation 1999 Incentive Stock Plan reserving an additional 300,000 shares of Class A Common Stock. The votes were as follows: 10,607,358 Affirmative Votes; 477,900 Negative Votes; and 20,108 Votes Abstained.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              4.1 Amendment Number 2 to Security Agreement, dated as of September 30, 2000 by and among Union Acceptance Funding Corporation, UAFC-1 Corporation, Union Acceptance Corporation, Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Security Agreement dated as of May 25, 2000.


              4.2 Amendment Number Three, dated as of January 8, 2001, by and among Union Acceptance Funding Corporation, UAFC Corporation, Union Acceptance Corporation, Enterprise Funding Corporation, MBIA Insurance Corporation, and Bank of America, N.A. amending that certain Amended and Restated Security Agreement dated as of May 12, 2000.


         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Union Acceptance Corporation

February 8, 2001                      By:/s/ John M. Stainbrook
                                         ---------------------------------------
                                         John M. Stainbrook
                                         President and Chief Executive Officer



February 8, 2001                      By:/s/ Rick A. Brown
                                         --------------------------------------
                                         Rick A. Brown
                                         Treasurer and Chief Financial Officer