Form 10-Q
period 2001-03-31
UNION ACCEPTANCE CORP
filed 2001-05-09
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

              Class                                Outstanding at April 27, 2001

Class A Common Stock, without par value                      5,833,048
Class B Common Stock, without par value                      7,461,608

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         March 31, 2001 and June 30, 2000                                   3

         Consolidated Condensed Statements of Earnings
         for the Three and Nine Months Ended March 31, 2001 and 2000        4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended March 31, 2001 and 2000                          5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Nine Months Ended March 31, 2001                                   6

         Notes to Consolidated Condensed Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Part II. OTHER INFORMATION                                                 25

         Signatures                                                        26


Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)
                                                                         March 31,         June 30,
Assets                                                                     2001              2000
                                                                         ---------        ---------
Cash and cash equivalents                                                $   5,329        $  14,792
Restricted cash                                                              7,761           13,010
Receivables held for sale, net                                             127,312          206,701
Retained interest in securitized assets                                    266,115          208,431
Accrued interest receivable                                                  1,028            1,727
Property, equipment, and leasehold improvements, net                         9,511            9,494
Other assets                                                                27,082           23,983
                                                                         ---------        ---------

Total Assets                                                             $ 444,138        $ 478,138
                                                                         =========        =========

Liabilities and Shareholders' Equity

Liabilities
-----------
Notes payable                                                            $ 122,022        $ 152,235
Long-term debt                                                             155,000          177,000
Accrued interest payable                                                     2,028            5,408
Amounts due to trusts                                                       16,717           14,487
Dealer premiums payable                                                        711            3,663
Current and deferred income taxes payable                                   11,694            9,740
Other payables and accrued expenses                                         12,431            5,576
                                                                         ---------        ---------

Total Liabilities                                                          320,603          368,109
                                                                         ---------        ---------

Commitment and Contingencies                                                     -                -

Shareholders' Equity
--------------------
 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                -                -

 Class A Common Stock, without par value, authorized 30,000,000 shares;
   5,833,048 and 5,816,024 shares issued and
   outstanding at March 31, 2001 and June 30, 2000, respectively            58,733           58,632

 Class B Common Stock, without par value, authorized 20,000,000 shares;
   7,461,608 shares issued and outstanding
   at March 31, 2001 and June 30, 2000                                           -                -

  Accumulated other comprehensive earnings, net of income taxes              3,611            3,564
  Retained earnings                                                         61,191           47,833
                                                                         ---------        ---------

 Total Shareholders' Equity                                                123,535          110,029
                                                                         ---------        ---------

  Total Liabilities and Shareholders' Equity                             $ 444,138        $ 478,138
                                                                         =========        =========

See accompanying notes to consolidated condensed financial statements.


Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                  March 31,                   March 31,
                                                          --------------------------  --------------------------
                                                             2001          2000          2001          2000
                                                          ------------  ------------  ------------  ------------


Interest on receivables held for sale                      $   10,727    $    8,221    $   35,951    $   23,050
Retained interest and other                                     8,379         6,704        23,684        18,874
                                                          ------------  ------------  ------------  ------------

   Total interest income                                       19,106        14,925        59,635        41,924
Interest expense                                                8,903         6,805        28,422        19,548
                                                          ------------  ------------  ------------  ------------

   Net interest margin                                         10,203         8,120        31,213        22,376
Provision for estimated credit losses                             300           840         2,525         2,255
                                                          ------------  ------------  ------------  ------------
   Net interest margin after provision
     for estimated credit losses                                9,903         7,280        28,688        20,121
                                                          ------------  ------------  ------------  ------------

Gain on sales of receivables, net                              12,880         2,754        28,552        10,545
Loss on interest rate swaps on securitized receivables        (10,475)            -       (19,361)            -
Gain (loss) on interest rate swaps on held for sale
  receivables                                                   3,122             -        (1,587)            -
Servicing fees                                                  7,805         6,217        22,150        18,473
Late charges and other fees                                     1,924         1,667         5,390         4,680
                                                          ------------  ------------  ------------  ------------

  Other revenues                                               15,256        10,638        35,144        33,698
                                                          ------------  ------------  ------------  ------------

Salaries and benefits                                           8,814         7,354        25,222        21,018
Other general and administrative expenses                       6,017         5,215        17,457        15,122
                                                          ------------  ------------  ------------  ------------

  Total operating expenses                                     14,831        12,569        42,679        36,140
                                                          ------------  ------------  ------------  ------------

Earnings before provision for income taxes                     10,328         5,349        21,153        17,679
Provision for income taxes                                      3,794         2,065         7,795         6,828
                                                          ------------  ------------  ------------  ------------

Net earnings                                                  $ 6,534       $ 3,284      $ 13,358      $ 10,851
                                                          ============  ============  ============  ============

 Net earnings per common share (basic & diluted)               $ 0.49        $ 0.25        $ 1.00        $ 0.82
                                                          ============  ============  ============  ============

Basic weighted average number of common
  shares outstanding                                       13,294,656    13,277,632    13,286,206    13,264,175

Dilutive effect of common stock options                         3,826        16,682        21,972        34,520
                                                          ------------  ------------  ------------  ------------

Diluted weighted average number of common
  shares outstanding                                       13,298,482    13,294,314    13,308,178    13,298,695
                                                          ============  ============  ============  ============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                              Nine Months Ended
                                                                                 March 31,
                                                                        -----------------------------
                                                                            2001            2000
                                                                        -------------   -------------
Cash flows from operating activities:
   Net earnings                                                            $  13,358      $   10,851
    Adjustments to reconcile net earnings to net cash
     from operating activities:
      Increase in acquisitions of receivables held for sale,
        net of liquid                                                     (1,365,552)       (988,171)
      Dealer premiums paid, net on receivables held for sale                 (41,285)        (24,516)
      Proceeds from securitization of receivables held for sale            1,440,003         950,206
      Gain on sales of receivables                                           (44,458)        (19,907)
      Impairment of retained interest in securitized assets                    4,876           4,243
      Accretion of discount on retained interest in securitized assets       (22,881)        (17,784)
      Provision for estimated credit losses                                    2,525           2,255
      Amortization and depreciation                                            4,530           2,471
      Restricted cash                                                          5,249          (2,476)
      Other assets and accrued interest receivable                            (3,182)          1,422
      Amounts due to trusts                                                    2,230             745
      Other payables and accrued expenses                                      5,407         (12,082)
                                                                          -----------    ------------
        Net cash provided by (used in) operating activities                      820         (92,743)
                                                                          -----------    ------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets
     and change in spread accounts and accelerated principal                  43,826          57,663
   Capital expenditures                                                       (1,275)         (2,465)
                                                                          -----------    ------------
        Net cash provided by investing activities                             42,551          55,198
                                                                          -----------    ------------

Cash flows from financing activities:
   Principal payment on long-term debt                                       (22,000)        (22,000)
   Stock options exercised                                                         -              93
   Net change in notes payable                                               (30,213)         61,191
   Payment of borrowing fees                                                    (621)           (446)
                                                                          -----------    ------------
        Net cash provided by (used in) financing activities                  (52,834)         38,838
                                                                          -----------    ------------

Change in cash and cash equivalents                                           (9,463)          1,293

Cash and cash equivalents, beginning of period                                14,792           8,088
                                                                          -----------    ------------

Cash and cash equivalents, end of period                                     $ 5,329         $ 9,381
                                                                          ===========    ============

Supplemental disclosures of cash flow information:
Income taxes paid                                                            $ 5,859        $ 19,297
Interest paid                                                               $ 27,295        $ 21,858

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended March 31, 2001
(Dollars in thousands, except per share data)
(Unaudited)



                                         Number of Common Stock                    Accumulated
                                           Shares Outstanding                         Other                          Total
                                       ----------------------------   Common      Comprehensive      Retained    Shareholders'
                                         Class A        Class B       Stock          Earnings        Earnings       Equity
                                       ------------- -------------- ------------ ----------------- ------------ ---------------
Balance at June 30, 2000                 5,816,024     7,461,608    $ 58,632       $      3,564      $ 47,833    $    110,029

Comprehensive earnings:
  Net earnings                                   -             -           -                  -        13,358          13,358
  Net unrealized gain on retained
     interest in securitized assets              -             -           -                 73             -              73
  Income taxes related to net
    unrealized gain on retained
     interest in securitized assets              -             -           -                (26)            -             (26)
                                                                                                                 -------------
Total comprehensive earnings                                                                                           13,405

  Stock grants issued                       17,024             -         101                  -             -             101

                                         ---------     ---------    --------       ------------      --------    -------------
Balance at March 31, 2001                5,833,048     7,461,608    $ 58,733       $      3,611      $ 61,191    $    123,535
                                         =========     =========    ========       ============      ========    =============


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

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

     The  average of the  interest  rates  received on  receivables  exceeds the interest rates paid on securities issued in the securitization. Accordingly, Retained Interest is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company has used annual prepayment estimates ranging from 20.36% to 28.00% at March 31, 2001. The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company used net credit loss assumptions of 4.00% to 6.45% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at March 31, 2001.

     The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilized discount rates ranging from 7.30% to 13.34% on the estimated cash flows to be released from the Spread Account to value the Retained Interest at March 31, 2001. The weighted average discount rate used to value Retained Interest at March 31, 2001 was 11.93% compared to 13.78% at June 30, 2000. This decrease in the weighted average discount rate is primarily a result of a decrease in U.S. Treasury Rates since June 30, 2000.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

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

     The effective date for EITF 99-20 is April 1, 2001, with earlier adoption permitted. Any write-down associated with the implementation of EITF 99-20 would be reported as a "cumulative effect of a change in accounting principle" and would be reported on a prospective basis. The Company expects the after-tax cumulative effect to be a charge to earnings of approximately $1.0 million related to the adoption of EITF 99-20. See--"Discussion of Forward-Looking Statements".

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                         March 31,     June 30,
                                                           2001          2000
                                                         -----------------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                $   362,920  $   287,661
Estimated dealer premium rebates refundable                 16,345       18,133
Estimated credit losses on securitized receivables        (143,274)    (119,003)
Accelerated Principal (1)                                   28,823       24,082
Spread accounts                                             83,346       58,663
Discount to present value                                  (82,045)     (61,105)
                                                       ------------ ------------
  Total Retained Interest in Securitized Assets        $   266,115  $   208,431
                                                       ============ ============
Outstanding balance of securitized receivables         $ 3,228,640  $ 2,676,655
                                                       ============ ============
Estimated credit losses as a percentage of
  securitized receivables serviced                            4.44%        4.45%

(1)  Also referred to as "turbo".

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

Note 3 - Notes Payable

Notes Payable is comprised of warehouse credit facilities of $119.5 million and working capital line borrowings of $2.5 million at March 31, 2001 and $152.2 million of warehouse credit facilities at June 30, 2000.

Note 4 - Segment Information

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

Note 5 - Earnings Per Share

     Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. During March 2001, the Board adopted an amendment to the Company's 1999 Incentive Stock Plan, subject to shareholder approval, to increase the number of shares reserved for issuance by 300,000. In connection with Michael G. Stout's appointment as Chairman of the Company's board, Mr. Stout was awarded 300,000 options at an exercise price of $5.375, half of which vest in fiscal 2001 and half of which vest in fiscal 2002. Additionally in March, the Company repurchased from optionees, options to purchase an aggregate of 217,250 shares with an option price of $16.00 per share. No options with an exercise price of $16.00 remain outstanding. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

            Three Months Ended                    Nine Months Ended
                 March 31,                             March 31,
     -------------------------------        ----------------------------
          2001             2000                2001            2000
     ---------------    ------------        ------------    ------------
        1,006,443          439,911            988,297         422,073



Note 6 - Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125, which bears the same title, ("SFAS No. 125"). SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ended after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. The Company has determined that the implementation of SFAS No. 140 will not have a material impact on its financial position or results of operation. See--"Discussion of Forward-Looking Statements".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Acquisition Volume and Pricing. The Company currently acquires receivables in 40 states from over 5,500 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile ("Tier I"). The Company acquired $336.6 million receivables for the quarter ended March 31, 2001, a 14.9% decrease over the $395.6 million acquired during the quarter ended March 31, 2000. Receivable acquisitions were down 31.2% over the previous quarter ended December 31, 2000 acquisitions of $489.2 million. The nights and weekends acquisition volume for the quarter ended March 31, 2001 was 38.0% of the total quarterly volume for the quarter ended March 31, 2001. The nights and weekends acquisition volume for the quarters ended December 31, 2000 and March 31, 2000 was 37.0% and 39.6%, respectively of the corresponding total quarterly volume. The decrease in the receivable acquisition volume during the quarter was deliberate and was the direct result of the Company's overall capital strategy. During the first six months of fiscal 2001, the average monthly volume was approximately $177.6 million compared to $112.2 million per month in the third quarter of fiscal 2001. The acquisition volume for March 2001 was $74.3 million and $59.1 million for April 2001.

     During June 2000, the Company moved to a risk based pricing model and is continually assessing and refining its pricing strategies. The risk based pricing model rewards those customers with good credit quality with lower rates and also prices higher risk accounts at higher rates. The average credit score of newly acquired receivables was 685 and 664 for the quarters ended March 31, 2001 and 2000, respectively. The Company has been utilizing its risk based pricing strategy to enable it to curtail acquisition volume while at the same time pricing receivables acquired with a view of achieving its targeted return on managed assets. Because the Company limits the receivables it acquires if the receivables cannot be priced at a level required to achieve the Company's targeted return on managed assets, depending on market and competitive factors, the Company's acquisitions may fluctuate from period to period. Moreover, the Company plans to attain receivable acquisition growth, gradually increasing from current acquisition levels, based on the capital resources it has available over time and its targeted return on managed assets. The Company is currently seeking to price its receivable acquisitions such that they will ultimately support a return on managed assets of 1.5% after the next several years. In particular the Company believes that the pricing of receivables acquired during the nine months ended March 31, 2001, if viewed as a discrete portfolio, should ultimately support a return on managed assets of at least 1.50%. A number of factors, including loss and credit performance estimates inherent in the Company's pricing strategies, and other factors impacting the Company's results of operations, will affect whether it can achieve that targeted performance level and the number of years it may take it to do so. See--"Discussion of Forward-Looking Statements".

     Gross and Net Spreads. The gross and net spreads on the third quarter securitization of fiscal 2001 were 7.43% and 5.12% compared to 5.88% and 4.94%, respectively, over the same quarter of last fiscal year. Gross spread is defined as the difference between the weighted average receivable rate and the weighted average note rate. Net spread is defined as the gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the economic hedging gains or losses. The risk based pricing model discussed above could result in a lower net spread if the Company is less competitive on the higher risk accounts. However, the net spreads have actually increased. The move to a refined risk based pricing strategy combined with the Company's capital strategy has resulted in an increase in credit scores while also increasing the net spreads compared to the third quarter securitization for fiscal 2000. See further discussions of the Company's capital strategy in the "Financial Condition" section.

     Net spreads are currently targeted around 6.00% on securitizations during the fiscal year 2002. Currently the Company does not expect to securitize any additional receivables in the quarter ending June 30, 2001. Although management believes these targeted net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates and demand for asset-backed securities generally and for securities issued in securitizations sponsored by the Company. See - "Discussion of Forward-Looking Statements".

     Portfolio Performance. The Company experienced a decrease in delinquency on the Tier I automobile portfolio at March 31, 2001 compared to December 31, 2000. Tier I delinquency was 3.04% at March 31, 2001, compared to 3.50% and 2.73% at December 31, 2000 and March 31, 2000, respectively. During the quarter ended March 31, 2001, the Company also experienced an increase in recoveries as a percentage of gross charge-offs on the Tier I portfolio when compared to the quarters ended December 31, 2000 and March 31, 2000. The Tier I recovery rate was 42.10% for the quarter ended March 31, 2001, compared to 39.10% and 40.91% for the quarters ended December 31, 2000 and March 31, 2000, respectively. The third quarter ended March 31, 2001 recovery rate was bolstered by the proceeds of approximately $1.4 million from the sale of Tier I and Tier II accounts that have been previously charged off. Without the impact of the proceeds from the sale of these accounts, the Tier I recovery rate would have been 38.77%. Net credit losses increased during the quarter ended March 31, 2001, compared to the quarter ended December 31, 2000 and the quarter ended March 31, 2000. As shown in the following tables, Tier I net credit losses totaled 2.59% for the quarter ended March 31, 2001, compared to 2.35% and 2.30% for the quarters ended December 31, 2000 and March 31, 2000, respectively. Tier I net credit losses for the nine months ended March 31, 2001 were 2.36%, compared to 2.23% for the nine months ended March 31, 2000.

     Provisions are made for estimated net credit losses in conjunction with each securitization. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the third quarter of fiscal 2001 securitization was 4.75% over the life of the pool compared to 4.50% over the life of the pool on the fiscal 2000 third quarter securitization. Estimated net credit losses as a percentage of securitized receivables serviced (inherent in Retained Interest) was 4.44% at March 31, 2001, compared to 4.47% and 4.39% at December 31, 2000 and March 31, 2000, respectively.

     Certain information concerning the Company's experience pertaining to net credit losses and delinquencies on the Tier I fixed rate retail vehicle receivables serviced by the Company is shown in the following tables. There can be no assurance that future net credit loss and delinquency experience on receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements".


                                                                       Tier I Credit Loss Experience
                                                                        For the Three Months Ended
                                         -----------------------------------------------------------------------------------------
                                                March 31, 2001              December 31, 2000                March 31, 2000
                                         ----------------------------- -----------------------------  ----------------------------

                                                                          (Dollars in thousands)

                                          Number of                      Number of                     Number of
                                          Receivables     Amount        Receivables      Amount        Receivables      Amount
                                          -----------     ------        -----------      ------        -----------      ------
Average servicing portfolio                 266,011    $ 3,356,833        260,881    $ 3,274,480         222,413    $ 2,619,461

Gross charge-offs                             3,064    $    37,526          2,638    $    31,643           2,214    $    25,467
Recoveries                                                  15,800                        12,372                         10,417
                                                       -----------                   -----------                    -----------
  Net charge-offs                                      $    21,726                   $    19,271                    $    15,050
                                                       ===========                   ===========                    ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)           4.61%          4.47%          4.04%          3.87%           3.98%          3.89%
Recoveries as a percentage of
  gross charge-offs                                          42.10%                        39.10%                         40.91%
Net charge-offs as a percentage
  of average servicing portfolio (1)                          2.59%                         2.35%                          2.30%

    (1) Annualized


                                                          For the Nine Months Ended
                                         ----------------------------------------------------------

                                              March 31, 2001                 March 31, 2000
                                         ----------------------------- ----------------------------

                                                          (Dollars in thousands)

                                          Number of                      Number of
                                          Receivables     Amount        Receivables      Amount
                                          -----------     ------        -----------      ------
Average servicing portfolio                 257,766    $ 3,220,984        218,872    $ 2,557,339

Gross charge-offs                             8,008         96,268          6,449         71,504
Recoveries                                                  39,285                        28,787
                                                       -----------                   -----------
  Net charge-offs                                      $    56,983                   $    42,717
                                                       ===========                   ===========

Gross charge-offs as a percentage
  of average servicing portfolio (1)           4.14%          3.99%          3.93%          3.73%
Recoveries as a percentage
  of gross charge-offs                                       40.81%                        40.26%
Net charge-offs as a percentage
  of average servicing portfolio (1)                          2.36%                         2.23%


   (1) Annualized


                                                                    Tier I Delinquency Experience
                                       --------------------------------------------------------------------------------------

                                           At March 31, 2001            At December 31, 2000            At March 31, 2000
                                       ---------------------------  ----------------------------  ---------------------------

                                                                        (Dollars in thousands)

                                       Number of                      Number of                     Number of
                                       Receivables      Amount        Receivables     Amount        Receivables     Amount
                                       -----------      ------        -----------     ------        -----------     ------
Servicing portfolio                      264,539     $ 3,329,473        263,984    $ 3,324,102        225,458    $ 2,672,470
Delinquencies:
  30-59 days                               4,625     $    54,280          5,792    $    64,651          3,577    $    39,441
  60-89 days                               2,548          32,609          2,924         35,130          1,978         23,070
  90 days or more                          1,211          14,424          1,444         16,462            957         10,524
                                       ---------     -----------        -------    -----------        -------    -----------
Total delinquencies                        8,384     $   101,313         10,160    $   116,243          6,512    $    73,035
                                       =========     ===========        =======    ===========        =======    ===========
Delinquency as a percentage
  of servicing portfolio                    3.17%           3.04%          3.85%          3.50%          2.89%          2.73%

     Net earnings are summarized in the table below. Net earnings increased 99.0% to $6.5 million, or $0.49 per diluted share, for the quarter ended March 31, 2001, compared to $3.3 million, or $0.25 per diluted share, for the quarter ended March 31, 2000. The increase over the same quarter of the prior year is primarily due to increased net interest margin after provision for estimated credit losses and to the gain on interest rate swaps on held for sale receivables. Net earnings increased 23.1% to $13.4 million, or $1.00 per diluted share, for the nine months ended March 31, 2001, compared to $10.9 million, or $0.82 per diluted share, for the nine months ended March 31, 2000. The increase in net earnings for the nine months ended March 31, 2001 was partially offset by the loss on interest rate swaps on held for sale receivables. The gain (loss) on interest rate swaps on held for sale receivables is the result of the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") during the first quarter of fiscal 2001. SFAS No. 133 is further discussed below in the "Gain on sale of receivables, net" section.

                                       Three Months                               Nine Months
                                      Ended March 31,                           Ended March 31,
                          ---------------------------------------   ---------------------------------------
                               2001                   2000               2001                   2000
                          ----------------       ----------------   ----------------       ----------------
                                        (Dollars in thousands, except per share amounts)

Net Income                        $ 6,534                $ 3,284           $ 13,358               $ 10,851
Net Earnings Per Share
  (basic and diluted)              $ 0.49                 $ 0.25             $ 1.00                 $ 0.82


     Interest on receivables held for sale increased 30.5% to $10.7 million and 56.0% to $36.0 million for the quarter and nine months ended March 31, 2001, respectively, compared to $8.2 million and $23.1 million for the quarter and nine months ended March 31, 2000, respectively. The increase over the prior year related to a higher average held for sale portfolio of $327.5 million and $331.6 million for the quarter and nine months ended March 31, 2001, respectively, compared to $249.1 million and $226.0 million for the same periods ended March 31, 2000.

     Retained interest and other interest income increased 25.0% to $8.4 million and 25.5% to $23.7 million for the quarter and nine months ended March 31, 2001, respectively, compared to $6.7 million and $18.9 million for the corresponding periods of fiscal 2000. The discount component of Retained Interest increased at June 30, 1999 as a result of the Company increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. As a result, more Securitizations discounted at the higher rate are being accreted into income during the quarter and nine months ended March 31, 2001 than in the corresponding periods ended March 31, 2000. The individual components of Retained interest and other interest income are shown in the following table.


                              Three Months                    Nine Months
                             Ended March 31,                Ended March 31,
                          2001            2000           2001           2000
                       ------------    -----------   ------------   ------------
                             (In thousands)                   (In thousands)

Discount accretion         $ 8,270        $ 6,438         $23,261        $17,922
Other interest income          109            266             423            952
                       ------------   ------------   -------------   -----------
                           $ 8,379        $ 6,704         $23,684        $18,874
                       ============   ============   =============   ===========


     Interest expense increased 30.8% to $8.9 million and 45.4% to $28.4 million for the quarter and nine months ended March 31, 2001, respectively, compared to $6.8 million and $19.5 million for the corresponding periods ended March 31, 2000. The increase was the result of the previously mentioned increase in the average held for sale balance but was partially offset by a decrease in the warehouse cost of funds and lower long-term debt interest expense due to the required $22.0 million principal payment made on the senior debt on August 1, 2000.

     Provision for estimated credit losses decreased 64.3% to $300,000 and increased 12.0% to $2.5 million for the quarter and nine months ended March 31, 2001, respectively, compared to $840,000 and $2.3 million for the same periods of fiscal 2000. The decrease from the prior third fiscal quarter is due to lower receivable acquisitions in the corresponding quarter as well as a smaller concentration of Tier II and modified receivables, which typically have a higher provision for estimated credit loss percentage. The increase from the prior year-to-date is due to higher receivable acquisitions for the relevant nine months offset by a smaller concentration of Tier II and modified receivables as discussed above. The receivables acquired during the quarter and nine months ended March 31, 2001 decreased 14.9% and increased 41.7%, respectively, over the same periods ended March 31, 2000.

     Gain on sale of receivables, net and Gain (loss) on interest rate swaps on securitized receivables. The gain on sale of receivables, net, increased 367.7% to $12.9 million and increased 170.8% to $28.6 million for the quarter and nine months ended March 31, 2001, respectively, compared to $2.8 million and $10.5 million for the corresponding periods ended March 31, 2000. The Gain on sale of receivables, net for the quarter ended March 31, 2001 is primarily comprised of $15.7 million of gain net of $2.8 million of other than temporary impairment compared to $2.8 million of gain with no other than temporary impairment for the quarter ended March 31, 2000. For the nine months ended March 31, 2001, the Gain on sale of receivables, net is primarily comprised of $33.5 million of gain net of $4.9 million of other than temporary impairment compared to $14.9 million of gain net of $4.2 million of other than temporary impairment for the nine months ended March 31, 2000. Gain on sale of receivables, net includes charges, if applicable based on management's review, for other than temporary impairments. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the retained interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 2 of the Consolidated Condensed Financial Statements".

     In connection with the Securitization during the quarter ended March 31, 2001, the Company sold $573 million of notes and delivered $430 million of the total receivables. The Company delivered the additional $143 million in receivables at the end of April 2001.

     The accounting treatment for the Company's derivative activity changed during the first quarter of fiscal 2001 and is discussed in more detail below in the "Gain (loss) on interest rate swaps on held for sale receivables" section. As a result, the Gain on sale of receivables, net for the quarter ended March 31, 2001 is not readily comparable to the gain on sale of receivables, net for the quarter ended March 31, 2000. Historically, the gain or loss on interest rate swaps on securitized receivables and other than temporary impairments have been included as components of the Gain on sales of receivables, net in the statement of earnings. Beginning with the first quarter of fiscal 2001, the Gain on sale of receivables, net no longer reflects the gain or loss on interest rate swaps on securitized receivables; rather, the economic hedging gain or loss is shown separately in the statement of earnings as "Gain (loss) on interest rate swaps on securitized receivables."

     The net economic gain (the gain on the sales of receivables net of losses on interest rate swaps on securitized receivables but excluding other than temporary impairments) on the sales of receivables (as shown in the following table) increased to $5.2 million for the quarter ended March 31, 2001 from $2.8 million for the quarter ended March 31, 2000. The net economic gain for the receivables delivered during the quarter ended March 31, 2001 included a loss on interest rate swaps on securitized receivables of $10.5 million compared to a $2.4 million gain on interest rate swaps on securitized receivables for the quarter ended March 31, 2000. The increase in the economic gain during the quarter ended March 31, 2001 compared to the same period of last year is due primarily to the decrease in the discount rate used in calculating the gain for the quarters ended March 31, 2001 and March 31, 2000, respectively. The discount rate utilized is based on a spread to the applicable U.S. Treasury Rate. The increase in the net economic gain was also the result of a decrease in the estimated prepayment assumption used in calculating the gain for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

                                              Fiscal Quarter ended               Nine Months ended
                                                     March 31,                         March 31,
                                          ------------------------------  -----------------------------
                                             2001             2,000             2001            2,000
                                          -------------  ---------------  ---------------   -----------
                                               (In thousands)                     (In thousands)
Gain on sales of receivables                $ 15,674        $ 2,786         $ 33,402         $ 14,876
Loss on interest rate swaps on
     securitized receivables                 (10,475)             -          (19,361)               -
                                          -----------    -----------      -----------       ----------

     Net economic gain                      $  5,199        $ 2,786         $ 14,041         $ 14,876
                                          ===========    ===========     ============      ===========




        The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, the level of estimation for net credit losses, discount rate and estimated prepayment rate.

Third Quarter Securitizations                                   Fiscal
                                                        ------------------------
                                                          2001          2000
                                                        ---------     ----------

                                                        2001 - A      2000 - A

Amount securitized (in millions)                         $573.0         $282.7
Weighted average receivable rate                         13.30%         13.08%
Weighted average note rate                                5.87%          7.20%
Gross spread (1)                                          7.43%          5.88%
Net spread (2)                                            5.12%          4.94%
Cumulative credit loss assumption                         4.75%          4.50%
Annual prepayment speed assumption                       25.00%         28.00%
Discount rate assumption (3)                             13.49%         15.61%
Weighted average remaining maturity (in months)           71.5          68.9
Weighted average life (in years)                          2.17           1.99

(1) Gross spread - difference between the weighted average receivable rate and weighted average note rate.
(2) Net spread - gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees, and the hedging gains or losses.
(3) Discount rate assumption - applicable U.S. Treasury Rate plus 900 basis points.

        Gain (loss) on interest rate swaps on held for sale receivables. Beginning in the first quarter of fiscal 2001, a new accounting standard, SFAS No. 133, became effective for the Company. This new standard changes how the Company accounts for its derivative activity. The only derivative instruments that the Company utilizes relate to interest rate swaps executed solely to hedge receivable acquisitions prior to securitization. Management believes that the interest rate swaps are effective in protecting the Company from interest rate fluctuations from origination through securitization and that these transactions are typical in this industry. However, it has been determined that under SFAS No. 133, these transactions do not qualify for hedge accounting treatment, and the Company's derivatives are therefore required to be marked to market every accounting period. The Company primarily hedges its interest rate risk between the time of acquisition and sale into a securitization using amortizing interest rate swaps. Although management believes these amortizing interest rate swaps are highly effective in managing the Company's interest rate risk, the Company began to explore alternative methods of hedging that may reduce the risk of material cash outlays in a declining interest rate environment. In this quarter, the Company supplemented its current hedging strategy with a prefund mechanism in the 2001A securitization. The prefund mechanism eliminates the need for an interest rate swap on the prefunded receivables given that interest rate risk is substantially eliminated since the funding rate has been fixed. Although the Company delivered the prefunded receivables at the expected weighted average coupon in April 2001, there is some risk that the Company may not always be able to deliver prefunded receivables at the expected weighted average coupon. The Company may choose to use this strategy in the future. See--"Discussion of Forward-Looking Statements".

     Previously, the market value of derivatives acquired for hedging purposes was not accounted for until the corresponding receivables were securitized and the derivatives closed out. At that time, the gain or loss on the closed out derivatives was included in the gain on sales of receivables, net amount. This amount is now a separate line item on the income statement titled "Gain (loss) on interest rate swaps on securitized receivables." In addition, UAC is now required to reflect the market value of any outstanding derivatives on its balance sheet, and the changes in the corresponding value will be reported in the income statement as "Gain (loss) on interest rate swaps on held for sale receivables." Based on a notional amount of $116.8 million, this amount was a loss of $1.6 million at March 31, 2001 and is related to interest rate swaps on receivables held for sale, most of which should be securitized in the future. Although the swaps are still in a loss position, for the quarter ended March 31, 2001, the Company recorded a gain of $3.1 million on interest rate swaps on held for sale receivables. The Company recorded a gain during the quarter ended March 31, 2001 because the loss position improved from the loss position at December 31, 2000 of $4.7 million. Although this accounting change may have a significant impact on the volatility of period to period earnings, SFAS No. 133 has no cash effect on the Company's business. The following table illustrates the movement of the hedging losses from the held for sale receivables to the securitized receivables:


                                                             Fiscal Quarter Ended                   Nine Months ended
                                                September 30,    December 31,      March 31,            March 31,
                                              ---------------  --------------   ---------------    -------------------
                                                   2000             2001             2001                 2001
                                              ---------------  --------------   ---------------    -------------------
                                                                          (in millions)
Held for Sale Receivables
----------------------------------------------
Gain (loss) on interest rate swaps on
     held for sale receivables                       $ (2.4)          $ (4.7)           $ (1.6)                $ (8.7)
Reclassified to securitized receivables                                  2.4               4.7                    7.1
                                              --------------   --------------   ---------------    -------------------
Total net gain (loss) on interest rate swaps
     on held for sale receivables                    $ (2.4)          $ (2.3)            $ 3.1                 $ (1.6)
                                              ==============   ==============   ===============    ===================

Securitized Receivables
----------------------------------------------
Loss on interest rate swaps on
     securitized receivables                         $ (5.4)          $ (1.1)           $ (5.8)               $ (12.3)
Reclassified from held for sale receivables               -             (2.4)             (4.7)                  (7.1)
                                              --------------   --------------   ---------------    -------------------
Total net loss on interest rate swaps on
     securitized receivables                         $ (5.4)          $ (3.5)          $ (10.5)               $ (19.4)
                                              ==============   ==============   ===============    ===================


     Servicing fees increased 25.5% to $7.8 million and 19.9% to $22.2 million for the quarter and nine months ended March 31, 2001, respectively, compared to $6.2 million and $18.5 million for the corresponding periods of fiscal 2000. The increase in servicing fees is a result of the higher average securitized servicing portfolio of $3.1 billion and $2.9 billion for the quarter and nine months ended March 31, 2001 compared to $2.4 billion for the same periods of the prior fiscal year. Servicing fees consist primarily of contractual servicing fees of 1.0% on Tier I securitizations.

     Late charges and other fees increased 15.4% to $1.9 million and 15.2% to $5.4 million for the quarter and nine months ended March 31, 2001, respectively, compared to $1.7 million and $4.7 million for the corresponding periods of fiscal 2000. Other fees consist primarily of late charges, gross profit from dealership sales, and other fee income.

     Salaries and benefits expense increased 19.9% to $8.8 million and 20.0% to $25.2 million for the quarter and nine months ended March 31, 2001, respectively, from $7.4 million and $21.0 million for the quarter and nine months ended March 31, 2000, respectively. The increase was primarily related to an increase in employees as the average servicing portfolio increased 27.1% and 24.8% for the quarter and nine months ended March 31, 2001. The average full-time equivalents for the quarter and nine months ended March 31, 2001 was 731 and 694, respectively, compared to 597 and 569 for the corresponding periods in fiscal 2000.

     Other general and administrative expense increased 15.4% to $6.0 million and 15.4% to $17.5 million for the quarter and nine months ended March 31, 2001, respectively, compared to $5.2 million and $15.1 million for the quarter and nine months ended March 31, 2000, respectively. Other general and administrative operating expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies, and other. The increase in other general and administrative expense is primarily attributed to outside services expense, comprising of service bureau expense, lock box expense and bank charges. These expenses will generally increase as the Company's servicing portfolio increases.

     Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.76% and 1.75% for the quarter and nine months ended March 31, 2001, respectively, compared to 1.89% and 1.85% for the same periods of fiscal 2000. Total operating expenses increased 18.0% and 18.1% over the quarter and nine months ended March 31, 2001 and March 31, 2000, respectively, however this corresponds with a 27.1% and 22.1% increase in the average servicing portfolio over the same periods, respectively.

     Provision for income taxes increased 83.7% to $3.8 million and 14.2% to $7.8 million for the quarter and nine months ended March 31, 2001, respectively, compared to $2.1 million and $6.8 million for the corresponding periods ended March 31, 2000. The increase for the quarter and nine months is the result of an increase in earnings before income taxes which was partially offset by a decrease in the effective tax rate. Beginning July 1, 2000, the Company decreased the effective tax rate by 1.7% to 36.5% from 38.2% (before permanent differences) to more accurately reflect the combined federal and state tax liability resulting from the Company's operations in the various jurisdictions in which the Company does business.

Financial Condition

     Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. Selected information regarding the Receivables held for sale, net and the servicing portfolio at March 31, 2001 and June 30, 2000 is summarized in the following table:

                                           March 31,             June 30,
                                             2001                 2000
                                       -----------------    -----------------
                                                   (In thousands)

Receivables held for sale, net              $   127,312          $   206,701
Allowance for net credit losses             $    (2,467)         $    (2,978)
Securitized assets serviced                 $ 3,228,640          $ 2,676,655
Total servicing portfolio                   $ 3,350,897          $ 2,881,115


     Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $57.7 million to $266.1 million at March 31, 2001, from $208.4 million at June 30, 2000. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the first three quarters' securitizations including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

     The following table illustrates the activity of Retained Interest for the nine months ended March 31, 2001 (in thousands):


Balance at June 30, 2000                                              $ 208,431

Amounts capitalized (including estimated dealer premium
  rebates refundable)                                                    83,432
Collections                                                             (73,250)
Accretion of discount                                                    22,881
Change in spread accounts                                                24,683
Change in accelerated principal                                           4,741
Other than temporary impairment                                          (4,876)
Net change in unrealized gain                                                73
                                                                  --------------

Balance at March 31, 2001                                             $ 266,115
                                                                  ==============



     The following table illustrates the activity of the Spread account for the nine months ended March 31, 2001 (in thousands):

Balance at June 30, 2000                                               $ 58,663

Excess cash flows deposited to spread accounts                           54,866
Initial spread account deposits                                           6,392
Interest earned on spread accounts                                        3,088
Less:  excess cash flows released to the Company                        (39,663)
                                                                  --------------

Balance at March 31, 2001                                              $ 83,346
                                                                  ==============



     Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At March 31, 2001, the allowance related to both Tier I and Tier II securitized receivables totaled $143.3 million, or 4.44% of the total securitized receivable portfolio, compared to $119.0 million, or 4.45%, at June 30, 2000. Impairment of Retained Interest, an available-for-sale security, is measured on a disaggregate (pool by pool) basis in accordance with SFAS 115. See "Note 2 - Notes to Consolidated Condensed Financial Statements" for additional discussions and recent developments regarding Retained Interest. Also, see - "Discussion of Forward-Looking Statements".

     Notes payable were $122.0 million at March 31, 2001, compared to $152.2 million at June 30, 2000. The portion of notes payable attributable to the warehouse credit facilities were $119.5 million and $152.2 million at March 31, 2001 and June 30, 2000, respectively. The decrease in the warehouse credit facilities is a result of lower acquisition volume after the close of the securitization transaction in the quarter ending March 2001 compared to the quarter ending June 2000. Working capital line borrowings totaled $2.5 million at March 31, 2001 compared to none at June 30, 2000. The increase is a result of temporary working capital needs.

     Long-term debt was $155 million at March 31, 2001, compared to $177 million at June 30, 2000. The decrease in long-term debt was a result of a required principal payment on the Company's Senior Notes in August 2000 of $22.0 million.

     Current and deferred income taxes payable totaled $11.7 million at March 31, 2001, compared to $9.7 million at June 30, 2000. The difference is primarily the result of the tax payments made during the nine months ended March 31, 2001 and offset by the tax liability associated with current year earnings.


Liquidity and Capital Resources

     Sources and Uses of Cash in Operations. Net cash provided by operating activities was $0.8 million for the nine months ended March 31, 2001, compared to cash used by operating activities of $92.7 million for the nine months ended March 31, 2000. The change was primarily attributable to higher receivables securitized than receivable acquisitions during the nine months ended March 31, 2001. Net cash provided by investing activities was $42.6 million and $55.2 million for the nine months ended March 31, 2001 and 2000, respectively. The decrease over the prior period primarily relates to the decrease in the change in spread accounts and lower collection on retained interest, but was partially offset by a decrease in the accelerated principal. Net cash used in financing activities for the nine months ended March 31, 2001 was $52.8 million compared to net cash provided by financing activities of $38.8 million for the nine months ended March 31, 2000. The primary factor for this change is the decreased warehouse borrowings resulting from the lower acquisition of receivables in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

     The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including long-term debt, revolving warehouse credit facilities and a $15 million working capital line. Historically, the Company has used the securitization of receivable pools as its primary source of term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $450 million, and $414.9 million was utilized at March 31, 2001. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding. Based on the delivery of the $143 million of receivables in April 2001 and the previously mentioned decrease in the acquisition of receivables as a result of the Company's overall capital strategy, it does not currently expect to securitize any additional receivables in the quarter ending June 30, 2001. See - "Discussion of Forward-Looking Statements".

     Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate swaps) may represent a source or a use of cash during a given period depending on the change in interest rates. In the first three quarters of fiscal 2001, derivative financial instrument transactions used cash of $19.4 million compared to cash provided of $5.0 million during the first three quarters of fiscal 2000.

     Warehouse facilities. The Company has Credit Facilities with independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350 million Credit Facility and a $200 million Credit Facility are insured by surety bond providers while a $200 million Credit Facility is not insured. At March 31, 2001, $119.5 million of the capacity was utilized, and an additional $588,000 was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 2000, and March 31, 2000, $152.2 million and $246.7 million of the capacity was utilized, and an additional $47.1 million and $39.0 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The Credit Facilities generally have a term of one year. Selected summary information about the Credit Facilities is shown below:

  Credit Facility                  Outstanding                     Expiration
     Capacity                   at March 31, 2001                     Date
-------------------          ----------------------           ------------------
   (in millions)
       $ 350                           None                        August 2001
       $ 200                          $119.5                      February 2002
       $ 200                           None                        August 2001


     Working capital line. In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term, and $12.5 million was available for use at March 31, 2001. This facility expires in June 2001.

     Long-term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due annually on August 1 until maturity. The Notes currently have a private rating by Fitch of B+. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes have a current private rating by Fitch of B-. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes have a current private rating by Fitch of B+.

     The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

     Capitalization and Effect on Results of Operations. The Company, as part of its capital strategy, filed a registration statement with the Securities and Exchange Commission on April 6, 2001 relative to the proposed offer and sale of up to 17.6 million shares of its Class A common stock pursuant to subscription rights to be issued to its shareholders and to certain standby purchasers. The Company expects net proceeds from the offering to be approximately $78.5 million. The registration statement has not yet become effective. The Company is pursuing a capital strategy, of which the foregoing offering is a part, intended to enhance its ratio of capital to managed assets (including its securitized servicing portfolio) over time. The anticipated proceeds of the pending equity offering will increase the Company's equity to managed assets ratio on a pro forma basis to approximately 5.50% as of March 31, 2001 from 3.36%. Management's objective is to raise this ratio to approximately 8.00% over the next few years. It is not presently management's intention to seek to raise additional equity after this offering. In particular, management currently expects to seek expanded unsecured revolving credit availability or issue new unsecured subordinated debt in fiscal 2002 or 2003. Management believes that the proceeds of the pending rights offering, together with funds available from existing, replacement or such new credit facilities and funds provided by operations should be sufficient to support measured growth in receivable acquisitions, achieve an acceptable level of profitability and to allow the Company to meet long-term debt repayment obligations coming due in the next two years. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, dealer reserve levels and similar matters. See "Forward-Looking Statements."

     If the Company can effectively price receivable acquisitions relative to risk, management expects that it should be able to increase its return on managed assets and return on equity over the next several years. After taking account of the additional equity to be raised in the pending equity offering and based on anticipated market and competitive factors and the loss and credit performance estimates inherent in management's pricing strategies, management expects that the Company's return on equity will decline modestly in fiscal 2002 from fiscal 2001. However, based on such factors and assumptions, as receivables acquired utilizing management's refined pricing strategies come to represent a larger portion of the servicing portfolio, management presently anticipates that the Company should be able to generate an increasing return on shareholders equity in fiscal 2003, reaching the Company's targeted minimum return on equity of 15% by the end of fiscal 2004. See "Forward-Looking Statements."

     The Company plans to propose to shareholders at its 2001 annual meeting amendments to its charter, which will include an elimination of the voting preference of our Class B common stock and convert the outstanding Class B common stock and Class A common stock to a single class of common stock with uniform rights. See - "Discussion of Forward-Looking Statements".


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate swaps having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a Securitization is committed, the interest rate swaps are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. Prior to March 1999, as part of the economic hedging strategy, the Company used an economic hedging vehicle that included the execution of short sales of U.S. Treasury Notes having a maturity approximating the average maturity of the receivable acquisition volume during the relevant period. In addition, the commercial paper conduit pursuant to which the Company Securitized $500.0 million in receivables in September 2000, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and timing of its Securitizations. The Company realizes a gain on its economic hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. Prior to July 1, 2000, the economic hedging gain or loss substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Also, prior to July, 1, 2000, recognition of unrealized gains or losses is deferred until the sale of receivables during the Securitization and on the date of the sale, deferred hedging gains and losses are recognized as a component of the Gain (loss) on sales of receivables. Beginning July 1, 2000, both the Gain (loss) on interest rate swaps on securitized receivables and the Gain (loss) on interest rate swaps on held for sale receivables are reflected in the income statement. At March 31, 2001, the Company had an unrealized hedging loss on forward interest rate swaps of $1.6 million based on notional amounts outstanding of $116.8 million. The fair value of long-term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and long-term debt at March 31, 2001:

                                       Three months         Fiscal year ended
                                      ended June 30,           June 30,
                                                     ---------------------------
                                          2001         2002         2003          Total       Fair Value
                                          ----         ----         ----          -----       ----------
                                                            (Dollars in thousands)

Notes Payable                          $ 122,022     $     -    $       -       $ 122,022      $ 122,022
   Weighted average variable rate           6.53%

Long-term debt                         $       -     $43,667    $ 111,333       $ 155,000      $ 150,890
   Weighted average fixed rate                 -        8.14%        8.86%           8.66%

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

     At March 31, 2001, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:



Amounts as of March 31, 2001                                    Tier I                Tier II               Total
                                                                ------                -------               -----

Fair value of retained interest (1)                         $      276,563          $      1,444          $      278,007

Prepayment speed assumption (annual rate)                  20.36% - 28.00%                20.69%

Impact on fair value of 10% adverse change                  $      269,932          $      1,435          $      271,367
Impact on fair value of 20% adverse change                  $      263,650          $      1,425          $      265,075


Net loss rate assumption (pool life rate)                    4.00% - 6.45%                12.00%

Impact on fair value of 10% adverse change                  $      251,404          $      1,117          $      252,521
Impact on fair value of 20% adverse change                  $      226,026          $        800          $      226,826


Discount rate assumption (annual rate)                      7.30% - 13.34%                12.30%

Impact on fair value of 10% adverse change                  $      270,704          $      1,416          $      272,120
Impact on fair value of 20% adverse change                  $      265,093          $      1,389          $      266,482


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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed with this report:

                Exhibit 4.1 Amendment No. 2 to Note Purchase Agreement between Union Acceptance Corporation and certain lenders dated April 2, 1996.

                         4.2 Amendment No. 3 to Security Agreement dated as of February 27, 2001 (incorporated by reference to exhibit 4.9(c) to Registration Statement on Form S-2 filed April 6, 2001, Reg. No. 333-58396).

                         4.3 Amendment No. 4 to Security Agreement dated as of March 8, 2001 (incorporated by reference to Exhibit 4.9(d) to Registration Statement on Form S-2 filed April 6, 2001, Reg. No. 333-58396).

                        10.1 Amendment No. 1 to Union Acceptance Corporation 1994 Incentive Stock Plan effective March 2, 2001 (incorporated by reference to Exhibit 10.18(a) to Registration Statement on Form S-2 filed April 6, 2001, Reg. No. 333-58396).

                        10.2 Amendment No. 2 to Union Acceptance Corporation 1999 Stock Incentive Plan effective February 23, 2001.

                        10.3 Amendment dated November 19, 1998, to Annual Bonus and Deferral Plan for Senior Officers.

                        10.4 Consulting Agreement between us and Jerry D. Von Deylen, dated as of March 2, 2001.

                        10.5 Employment Letter between us and Michael G. Stout, dated as of March 2, 2001.

         (b)  Reports on Form 8-K

                The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Union Acceptance Corporation

May 9, 2001                             By:      /S/ John M. Stainbrook
                                                  ------------------------------
                                         John M. Stainbrook
                                         President and Chief Executive Officer



May 9, 2001                             By:      /S/ Rick A. Brown
                                                  ------------------------------
                                         Rick A. Brown
                                         Treasurer and Chief Financial Officer