Form 10-K
period 2001-06-30
UNION ACCEPTANCE CORP
filed 2001-09-25
CIK 927790

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the 14,382,426 shares of the issuer's Class A Common Stock held by non-affiliates, as of September 17, 2001, was $97,081,376. There is no trading market for the issuer's Class B Common Stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Class A Common Stock of the Registrant, without par value, outstanding as of September 17, 2001, was 23,518,513 shares. The number of shares of Class B Common Stock of the Registrant, without par value, as of such date was 7,396,608.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated into Part III.

================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX


                                      PART I                              Page

Item 1.      Business..................................................... 3

Item 2.      Properties................................................... 19

Item 3.      Legal Proceedings............................................ 19

Item 4.      Submission of Matters to a Vote of Security Holders.......... 19

                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters.................................. 20

Item 6.      Selected Consolidated Financial Data......................... 21

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations................ 24

Item 7a.     Quantitative and Qualitative Disclosures..................... 42

Item 8.      Financial Statements and Supplementary Data.................. 45

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure....................... 70

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant........... 70

Item 11.     Executive Compensation....................................... 70

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management........................................ 70

Item 13.     Certain Relationships and Related Transactions............... 70

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.......................................... 70

SIGNATURES   ............................................................. 72

                                     PART I
Item 1.           Business

OVERVIEW

The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts and installment loan agreements. The retail installment contracts are originated by dealerships affiliated with major domestic and foreign manufacturers, nationally recognized rental car outlets and used car superstores. The loan agreements are originated by the Company as a result of referrals by the dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. Until January 1999, the Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II"). The Company discontinued the acquisition of Tier II receivables effective January 1, 1999. The Company currently acquires receivables in 40 states from or through referrals by approximately 5,600 manufacturer-franchised automobile dealerships.

The Company was incorporated in Indiana in December 1993, as a subsidiary of Union Federal Bank of Indianapolis, a federally-chartered savings bank ("Union Federal"). In August 1995, the Company effected its initial public offering of Class A Common Stock, and its outstanding shares were distributed by Union
Federal and its holding company in a spin-off to their then existing shareholders. Union Federal entered the indirect automobile finance business in 1986.

On July 27, 2001, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31. The Company will file a report on Form 10-K for the transition period of six months ending December 31, 2001.

The  Company's   headquarters  are  located  at  250  North  Shadeland   Avenue,
Indianapolis, Indiana, 46219, and the telephone number is (317) 231-6400. See "Item 2, Properties."

BUSINESS STRATEGY

The Company's focus is on acquiring high quality receivables at favorable pricing by providing excellent service to its dealers and offering flexible financing terms. The Company is leveraging its proprietary, historical, relational database by pursuing a risk-based pricing strategy with the objective that each receivable acquired will bear an interest rate and other pricing terms based on its risk level and associated costs which will at least support the Company's targeted minimum level of return on managed assets. The Company has developed an ongoing capital strategy that supports the Company's underlying business strategy.

MARKET AND COMPETITION

Based on the Company's research with respect to the automobile finance industry, total retail new and used automobile sales in the United States of America during calendar 2000 were approximately $692.0 billion of which $554.0 billion were financed. Of the amount financed, approximately $200.0 billion were financed through manufacturer-franchised automobile dealerships for customers exhibiting credit quality at a level the Company would consider favorable for acquisition. The Company's total receivable acquisitions of $1.6 billion for fiscal 2001 were less than 1.0% of this market.

The automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Providers of retail automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered, the types of services provided (e.g. financing on dealers' inventories) and the quality of service provided to the dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealerships it serves, the Company competes predominantly on the basis of providing a high level of dealer service (including evening and weekend hours and quick application response time), accepting flexible contract terms and developing strong relationships with dealerships. However, the Company currently does not seek to compete by accepting or offering the lowest rates or by accepting lower quality credit. In addition, unlike some of the Company's competition, it does not seek to compete by offering financing on dealers' inventories. The intensity of competition from such competitors varies among the Company's geographic markets and within different segments of credit quality.

The Company believes that the following developments have contributed to a more favorable competitive environment in its segment of the automobile finance consumer credit market in recent months. First, many regional banks which are active in automobile finance have adopted more conservative underwriting standards and are competing primarily for the highest quality credits. Second, automobile leasing has become less attractive to consumers relative to purchase financing as residual values on leased vehicles have fallen. Finally, competitors have continued to exit from the marketplace during fiscal 2001. The exits have been the result of financial institutions and independent finance companies leaving the indirect automobile lending market as well as several mergers and consolidations of financial institutions and lenders.

While a number of independent automobile finance companies compete for the types of receivables the Company seeks to acquire, based on knowledge of the industry and public reports by certain such companies, the Company believes its operations tend to be more efficient than its competitors in terms of operating expenses relative to the average servicing portfolio. The Company considers this to be a significant competitive advantage.


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

The following sections describe each of these processes.

Originations

Dealer Marketing and Dealer Service

As of June 30, 2001, the Company has entered into dealer agreements with over 5,600 retail automobile dealers in 40 states. The Company's objective is to enter into dealer agreements with automobile dealerships in targeted major metropolitan areas. The Company believes that these targeted dealerships are most likely to provide the Company with receivables that meet the Company's underwriting standards. No individual dealer nor group of affiliated dealers accounted for more than 2.1% of the Company's receivable purchases during the fiscal year ended June 30, 2001. The Company plans to strengthen its relationships with current dealers as well as continue to expand into existing marketplaces during the twelve months ended June 30, 2002.

The Company currently divides its credit analysts into three focus areas:

     o    Dealer development
     o    Regional areas
     o    Nights and weekends

The dealer development area focuses on re-establishing or improving relationships with dealers who did little or no business with the Company over the preceding months. The regional areas focus on the Company's existing dealers who consistently refer receivables to the Company and is divided geographically into seven areas. Performance goals for the dealer marketing and dealer service areas are based on:

     o    acquisition volume
     o    applications
     o    active dealers and dealers cashing multiple contracts
     o cashing ratios (ratio of receivables purchased versus applications approved)
     o    yield spreads
     o    credit scores
     o    underwriting quality control scores

The Company's ability to acquire receivables depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer applications to the Company. The Company's marketing and receivable acquisition staff emphasize dealer service and convenient accommodation of dealers' needs for customer financing. To further enhance its dealer service, the Company now offers its dealers the ability to access certain dealer service information on the Company's website.

The Company believes that by offering application processing times and providing full phone and support services during the evenings and weekends and by employing a lower credit analyst to account ratio, it is more likely to be the first financing source to indicate credit approval and therefore is more likely to acquire the receivable. Although the Company's receivable acquisition process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit analysts are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relationships and maximizes receivable acquisition volume from individual dealerships. The Company's risk-based pricing models and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer contract terms and an advance over the vehicle's book value to qualified customers enhances the dealers' ability to offer desired financing terms to customers. The Company has been able to incorporate this flexibility into its risk-based pricing model in order to price the receivables at a level intended to provide for an appropriate return. The Company believes its receivable acquisition operations are structured to be more responsive to customers' needs for flexible terms and advances over the book value of the financed vehicle than the operations of many competitors.

The Company has field sales representatives who give the Company a presence in local markets. Company sales representatives generally have automobile dealer finance or sales backgrounds and are generally recruited from within the geographic markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to questions and comments and to explain new programs and forms.
However, the sales representatives have no authority to approve credit applications. Additionally, the Company created a department that specifically handles dealer service issues in order to allow the outside sales representatives and the credit analysts to focus strictly on marketing and acquiring receivables, respectively.

When approaching a new dealer, the Company's sales representatives explain the Company's program and describe the ways the dealer can expect more timely and reliable service from the Company than that provided by other financing sources. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all receivable documentation. The dealer agreement provides the standard terms upon which the Company purchases receivables from dealers, contains representations and warranties of the dealer and prescribes the calculation of the amount paid to the dealer for the purchase of a receivable above the principal amount financed ("dealer premium"). Also, most dealer agreements include provisions for Automated Clearing House ("ACH") fund transfers. ACH provisions in the dealer agreements provide for the electronic transfer of funds to individual dealer accounts for the purchase amount of receivables originated by the dealers and purchased by the Company or fund the direct loans made by the Company in Ohio. The Company encourages the use of ACH payments instead of drafts (which authorized dealer personnel submit for payment of the amount of each purchase) with all of its dealers. Approximately 92% of the number of receivables acquired in fiscal 2001 were paid by ACH payments which is slightly higher than in fiscal 2000. The Company's representatives assist dealer personnel in the proper completion and use of the Company's documentation.

Underwriting and Purchasing

Retail automobile purchasers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreements and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealer submits the purchaser's application to more than one financing source for review. The dealership finance manager decides which source will ultimately finance the automobile purchase based upon the rates being offered, the dealer premium, the terms for approval and other factors. The Company believes that its rapid response to an application coupled with its commitment to dealer service and flexibility in terms enhances the likelihood that the dealership will direct the receivable to the Company even though the Company may not offer the lowest interest rate available. See "Item 1. Business -- Market and Competition."

Over 75% of the Company's origination department, including sales and credit employees, have prior business experience with automobile dealerships, many as dealership finance managers. The Company believes this common experience tends to strengthen their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit analysts to visit dealers and their finance managers to develop a rapport, to maintain awareness of local economic trends and to assure that the Company is meeting the dealers' needs and expectations.

Dealers quote contract interest rates to customers at an average of approximately 0.90% over the rate that the Company quotes to the dealer. The rate the Company quotes to the dealer is generally called the buy rate. In most states, this difference represents compensation to the dealership in the form of a dealer premium and is paid by the Company in addition to the amount financed. The dealer premium is paid to the dealer each month for all receivables acquired from the dealer during the preceding month. The Company has multiple dealer premium programs which generally fall into two categories. Under one category, the dealer receives only a portion of the benefit of the spread between the interest rate charged to the customer and the buy rate, with a reimbursement to the Company only if the receivable is prepaid or defaults within a limited period of time, regardless of the length of the term. This reimbursable amount is offset against the premiums to be paid with respect to subsequent receivables through the dealer's accounts. If the balance in the dealer account is insufficient to cover the reimbursable amount, the Company invoices the dealer for the difference. This dealer premium category was applicable to approximately 74% of the total number of receivable acquisitions in 2001 compared to 69% in 2000. Under the Company's other dealer premium program category, the dealer, in most instances, receives the entire benefit of the spread between the interest rate charged to the customer and the buy rate. However, if the receivable is prepaid or defaults at any time prior to its scheduled maturity date, the amount of the premium is prorated, and the portion allocated to the remaining scheduled term is reimbursable to the Company. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. The Company is no longer paying a dealer premium on receivables which are at the lower end of the credit score spectrum in which the Company operates. The Company also limits the dealer premium paid on certain other receivables based on other risk factors. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

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

The Company's purchasing philosophy generally focuses on acquiring high quality credit at profitable spreads. The quality of the Company's receivable acquisitions is due in large part to the experience, training and judgment of the credit analysts. Based on underwriting guidelines, credit analysts must review the criteria mentioned above in the approval process. An application that does not meet the minimum underwriting guidelines for any of the underwriting criteria requires the approval of a Regional Credit Manager. Credit analysts may approve applications that meet all of these guidelines with limits on advance amounts based on the combination of the criteria. Regardless of the key underwriting ratios, the application characteristics and credit history must support the credit decision. The prior automobile dealership business experience of a majority of the Company's credit employees is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credit. Management monitors and regularly audits credit analysts' decisions, and the Company utilizes a quality control department that primarily focuses on reviewing acquisition decisions.

Of the receivable applications received from dealerships for the year ended June 30, 2001, the Company approved approximately 20.06% unconditionally and approximately 15.05% with conditions. Of the approved receivables, approximately 65.11% were ultimately acquired. In other words, the Company ultimately booked approximately 13.06% of the applications received during fiscal 2001. During fiscal 2001, the Company acquired approximately $1.6 billion in receivables.

Each application that is approved is priced utilizing the Company's proprietary risk-based pricing model. The Company's initial risk-based pricing model was implemented in June 2000. The Company continually enhances its pricing model as it identifies risk parameters or combinations of risk parameters which historically have had a bearing on receivable performance. The current pricing model is based on four first order risk parameters. The objective of the Company's risk-based pricing model is to price each receivable based upon its specific risk parameters to achieve a minimum return on assets of 1.50%.

If the Company approves a receivable and is selected to provide the financing, the vehicle purchaser enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company in the state of Ohio. The Company also acquires some precomputed interest installment sale contracts in California. The retail sales contract includes an assignment of the contract to the Company. Because of business considerations and regulatory limitations, the Company enters into a direct loan contract directly with the customer in Ohio. In certain states, where allowed, the Company charges the customer an origination fee in connection with the receivable acquisition and the preparation of Company forms. Dealerships in some geographic markets use a standard form of contract that is accepted by most finance companies as opposed to the Company's contract form. Most of these generic forms do not include provisions for origination fees. The use of generic contract forms became more prevalent during fiscal 1997 and continues to increase as the Company enters new geographic markets.

When a receivable is submitted under the ACH program, the original receivable documents are received by the Company and processed into the Company's servicing system. The receivable is processed only after all proper documentation has been received. Once the receivable has been recorded on the Company's system, the computer system triggers an ACH payment to the dealer. The use of ACH payments greatly reduces the Company's risk of fraudulent drafts. In addition, since the receivables are not funded until the Company books them, ACH payments also present a cash flow benefit. The Company's servicing system interfaces with its receivable approval system to retrieve the information entered when the customer's application was received, saving time on data entry. The system transmits new receivables daily to the Company's outside data processing servicer. Twice a week, this servicer sends data on all new accounts to the Company's document service agency which generates payment coupon books and sends them directly to the customer. Customer payments are sent directly to a lockbox.

The Company has a separate remote outsourcing agreement with a data processing servicer. Under the agreement, the data processing service conducts a wide array of software applications in both batch and on-line modes, and it interfaces with a number of Company developed systems. The service also provides off-site data storage at its data centers. The Company provides much of the hardware to facilitate the on-line transmission of data that is routed through different data centers to provide redundancy in the event of a power failure.

Geographic Concentration: The following table sets forth certain information for receivables in the states the Company is operating its business (dollars in thousands):

                                          Receivables Acquired for the
                                          Twelve Months Ended June 30,         At June 30, 2001
                                     -------------------------------------- -------------------------
                          Date                                                Servicing    Number Of
        State          Established      2001          2000        1999        Portfolio     Dealers
-------------------- --------------- ------------ ------------ ------------ ------------- -----------
                                               (Dollars in Thousands)
Arizona                 Jun-91       $    35,163   $    29,214  $   53,862   $    78,949      106
California              Nov-94           136,337       150,929     114,843       287,243      627
Colorado                Dec-91            34,232        28,623      27,323        57,755      114
Connecticut             Jun-99            10,015         9,925         423        14,862       65
Delaware                May-99             9,891         7,467         866        13,692       28
Florida                 Apr-93            93,389        82,469     101,235       200,984      340
Georgia                 Apr-94            75,444        63,480      66,444       151,221      187
Idaho                   Sep-97             6,027         5,020       2,759         9,078       32
Illinois                Sep-94           104,711       104,896     109,557       222,974      351
Indiana                 Jan-86            71,814        49,466      46,675       124,120      210
Iowa                    Aug-94            28,700        26,906      41,030        59,761      122
Kansas                  Jan-92             8,915         9,157      16,663        22,084       49
Kentucky                Jan-90            38,475         6,908      10,980        42,856       90
Maine                   Feb-00            20,023        10,755           -        24,019       46
Maryland                Nov-95            23,658        12,107      19,701        43,878      125
Massachusetts           Jun-98            34,388        32,435      33,681        64,712      163
Michigan                May-96            42,695        28,112      34,504        77,939      149
Minnesota               Aug-92            30,157        26,613      28,058        52,306      134
Missouri                Jan-92            41,802        36,654      32,804        76,067      139
Nebraska                Nov-94            12,877         6,698       9,219        20,082       41
Nevada                  Jan-97            15,313         9,470       7,687        21,607       50
New Hampshire           Feb-00            13,177         5,364           -        14,209       63
New Jersey              Apr-99             6,257         5,520       1,581         9,741       23
New Mexico              Dec-94            10,377         4,268       4,500        14,593       29
New York                Apr-00            27,903         7,130           -        28,284      176
North Carolina          Jul-93           119,711       152,214     160,680       306,577      313
Ohio                    Apr-88            59,780        74,732      72,221       153,398      353
Oklahoma                Oct-92            58,133        48,791      44,673       108,767       88
Oregon                  Jun-95            15,599        11,378       5,188        20,733       66
Pennsylvania            May-96            26,421        25,679      14,076        47,822      138
Rhode Island            May-00               250             -           -           204        5
South Carolina          Jul-94            48,068        54,445      54,035       109,429      147
South Dakota            Jun-98             1,348           546         593         1,678        6
Tennessee               Feb-96            58,961        47,350      47,822       108,041      135
Texas                   Jun-92           154,604       157,388     169,094       360,070      396
Utah                    Sep-92            19,164        19,367      10,762        30,807       62
Vermont                 Mar-00             6,368         1,139           -         6,042       22
Virginia                May-94            54,023        47,238      67,820       126,158      226
Washington              Jun-95            22,345        18,811       8,530        34,383       77
Wisconsin               Apr-95            24,562        21,239      24,472        45,347      138

                                     -----------   ----------- -----------   ----------- --------
    Total                            $ 1,601,077   $ 1,439,903 $ 1,444,361   $ 3,192,472    5,631
                                     ===========   =========== ===========   =========== ========

During fiscal 2001, the Company focused on expanding its dealer base within its existing geographic markets. Because the Company is highly centralized, the incremental cost of entering new geographic markets is relatively low, and the Company can quickly enter new markets. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company's level of receivable acquisitions in each state may fluctuate significantly over time depending on competitive conditions and other factors in those areas. During fiscal 2002, the Company intends to focus on building and reestablishing, if necessary, its relationship with existing dealers with the goal of creating controlled growth in conjunction with the overall capital plan. In considering potential for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors, such as the number of automobile registrations and dealerships in the metropolitan area. In addition, to improve service to its dealers, the Company has developed a web site for its dealers and is also developing other electronically based projects such as imaging. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Discussion of Forward-Looking Statements."

Funding

Short-term

The Company relies substantially upon independent external sources to provide financing for its receivable acquisitions, dealer premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes three revolving warehouse credit facilities ("credit facilities") with a total capacity of $750.0 million. A $350.0 million credit facility is insured by a surety bond provider while the remaining two $200.0 million facilities are not. During fiscal 2001, receivable acquisitions were funded utilizing the credit facilities through UAFC Corporation (formally known as Union Acceptance Funding Corporation) ("UAFCC"), UAFC-1 Corporation ("UAFC-1") and UAFC-2 Corporation ("UAFC-2"), wholly-owned Company subsidiaries. See "Item 7. Management's
Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Derivative Financial Instruments. The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables between the setting of the buy rate for the acquisition of receivables and their sale in a securitization transaction. The Company employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company has also utilized a prefunding mechanism on its securitization transactions to hedge its interest rate risk prior to the contribution of the prefunded receivables. The Company's hedging strategy is an integral part of its practice of periodically securitizing receivables discussed below. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

Long-term

The Company sells its receivables in securitization transactions to fund the receivables long term at a fixed rate which reduces the risks associated with interest rate fluctuations, to increase the Company's liquidity and to provide for redeployment of capital. A securitization is the process through which receivables are pooled and sold to a trust which issues asset-backed securities to investors. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile and credit card receivables. The Company applies the net proceeds from securitization transactions to the repayment of amounts owed to short-term financing sources, thereby making such sources available for future receivable acquisitions. The Company currently plans to continue securitizing pools of receivables in public or private offerings, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, will consider funding its receivable acquisitions through a permanent commercial paper facility or some other source or combination of sources. In August 1999, the Company established a securitization arrangement with a commercial paper conduit. At June 30, 2001 such facility had a capacity of $550.0 million, of which $525.5 million was utilized. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources." Since 1988 the Company has securitized approximately $9.9 billion in automobile receivables in 39 public offerings, two commercial paper conduit securitizations and three private placements of asset-backed securities summarized below. In each of the public offerings, the senior asset-backed securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch, Inc. Such ratings are not recommendations of the rating agencies to invest in the securities and may be modified or withdrawn by them at any time.

In its securitization transactions, the Company transfers automobile receivables to a newly formed trust which issues one or more classes of fixed-rate securities to investors (the "Securityholders"). In the September 2000 and June 2001 securitizations, which utilized the commercial paper conduit, the trust issued a floating rate note hedged by an interest rate derivative which effectively results in a fixed interest rate. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in securitizations during the fiscal year ended June 30, 2001 has been in the form of a specific cash account or spread account held by the trust, a surety bond and one or more subordinate classes of notes. A spread account is a specific cash collateral account maintained by the trustee of a securitization to protect securityholders against future credit losses. These credit enhancement features allow the offered securities to achieve the desired investment grade rating. In future securitizations, the Company may employ alternative credit enhancement devices.

Selected information regarding active securitizations as of June 30, 2001 are shown below:

                                             Remaining    Weighted    Weighted
                                              Balance      Average     Average                      Net Loss    Expected
                               Original     at June 30,  Receivable  Certificate   Gross    Net   to Original  Cumulative
      Securitizations           Amount         2001        Rate        Rate       Spread  Spread    Balance       Loss
------------------------------------------ ------------ ------------ ----------   ------- -------- ----------  -----------
                                                                                    (1)     (2)       (3)         (4)
                                                             (Dollars in thousands)
UACSC  2001-B Auto Trust      $   150,002   $   147,927    12.61%       5.19%      7.42%    5.01%     0.00%       4.75%
UACSC  2001-A Auto Trust      $   573,000   $   510,415    13.31%       5.86%      7.45%    5.09%     0.10%       4.75%
UACSC  2000-D Auto Trust      $   510,001   $   417,807    13.58%       6.98%      6.60%    4.91%     0.62%       5.25%
UACSC  2000-C Auto Trust      $   500,000   $   377,612    13.57%       6.90%      6.67%    4.67%     0.88%       5.25%
UACSC  2000-B Auto Trust      $   534,294   $   382,222    13.97%       7.38%      6.59%    5.26%     1.71%       6.60%
UACSC  2000-A Auto Trust      $   282,721   $   170,614    13.08%       7.20%      5.88%    4.94%     1.95%       5.50%
UACSC  1999-D Auto Trust      $   302,693   $   169,557    13.62%       6.56%      7.06%    5.66%     3.11%       6.60%
UACSC  1999-C Auto Trust      $   364,792   $   189,547    13.31%       6.22%      7.09%    6.20%     3.01%       5.90%
UACSC  1999-B Auto Trust      $   340,233   $   156,573    13.36%       5.51%      7.85%    6.75%     3.52%       6.00%
UACSC  1999-A Auto Trust      $   320,545   $   129,923    12.99%       6.06%      6.93%    6.36%     4.06%       6.00%
UACSC  1998-D Auto Trust      $   275,914   $    95,411    12.74%       5.70%      7.04%    5.46%     3.53%       5.10%
UACSC  1998-C Auto Trust      $   351,379   $   110,752    12.81%       5.42%      7.39%    5.34%     3.61%       5.00%
UACSC  1998-B Auto Trust      $   267,980   $    69,802    12.51%       6.01%      6.50%    5.06%     3.37%       4.60%
UACSC  1998-A Auto Trust      $   228,938   $    53,832    12.92%       6.11%      6.81%    5.27%     3.45%       4.30%
UACSC  1997-D Auto Trust      $   204,147   $    37,914    13.02%       6.30%      6.72%    5.07%     3.49%       4.00%
UACSC  1997-C Auto Trust      $   218,390   $    38,041    13.48%       6.45%      7.03%    5.38%     4.24%       4.70%
UACSC 1997-B  Auto Trust      $   295,758   $    42,512    13.21%       6.57%      6.64%    5.15%     4.09%       4.40%
UACSC 1997-A Auto Trust       $   293,348   $    34,483    13.29%       6.33%      6.96%    5.43%     5.79%       5.90%
UACSC 1996-D Auto Trust (5)   $   283,085   $    24,531    13.53%       6.14%      7.39%    5.37%     6.20%       6.20%
                             ------------- -------------

 Total Tier I Securitized
        Trusts                $ 6,297,220   $ 3,159,475

PSC 1998-1 Grantor Trust      $    28,659   $     7,067    18.69%       6.29%     12.40%    8.04%     8.98%      12.00%
                             ------------- -------------

       Grand Total           $  6,325,879   $ 3,166,542
                            ============== =============

--------------------------------------------------------------------------------

(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.

(3)  Net loss to original balance at June 30, 2001.

(4)  Forward-looking information.

(5)  Pool was paid in full in July 2001.

Selected information regarding securitizations paid in full as of June 30, 2001 are shown below:

                                                     Weighted    Weighted
                                                      Average     Average                                 Net Loss
                                      Original      Receivable  Certificate     Gross         Net       to Original
Securitization                         Amount          Rate         Rate       Spread (1)   Spread (2)    Balance (3)
--------------                      -------------- ----------- -------------- ------------ ------------ --------------
                                                                    (Dollars in thousands)
UACSC 1996-C Auto Trust              $   310,999     13.26%       6.44%         6.82%        5.11%         6.45%
UACSC 1996-B Auto Trust              $   245,102     12.96%       6.45%         6.51%        5.58%         5.53%
UACSC 1996-A Auto Trust              $   203,048     13.13%       5.40%         7.73%        5.68%         5.98%
UACSC 1995-D Auto Trust              $   205,550     13.74%       5.97%         7.77%        6.04%         6.61%
UACSC 1995-C Auto Trust              $   236,410     14.08%       6.42%         7.66%        6.11%         6.60%
UACSC 1995-B Grantor Trust           $   220,426     13.91%       6.61%         7.30%        4.88%         6.19%
UACSC 1995-A Grantor Trust           $   173,482     13.22%       7.76%         5.46%        3.88%         5.64%
UFSB 1994-D Grantor Trust            $   114,070     12.51%       7.69%         4.82%        3.91%         4.37%
UFSB 1994-C Grantor Trust            $   150,725     12.04%       6.77%         5.27%        4.04%         3.34%
UFSB 1994-B Grantor Trust            $   142,613     10.74%       6.46%         4.28%        3.54%         3.00%
UFSB 1994-A Grantor Trust            $   119,960     9.98%        5.08%         4.90%        3.60%         2.54%
UFSB 1993-C Auto Trust               $   141,811     11.00%       4.88%         6.12%        4.82%         2.60%
UFSB 1993-B Auto Trust               $   212,719     11.50%       4.45%         7.05%        5.31%         2.51%
UFSB 1993-A Grantor Trust            $   133,091     11.49%       4.53%         6.96%        4.96%         1.84%
UFSB 1992-C Grantor Trust            $   119,280     11.64%       5.80%         5.84%        4.48%         1.71%
UFSB 1992-B Grantor Trust            $   116,266     12.39%       4.90%         7.49%        5.49%         1.59%
UFSB 1992-A Grantor Trust            $   103,619     13.66%       6.70%         6.96%        5.80%         1.94%
UFSB 1991-B Grantor Trust            $   106,612     13.64%       7.15%         6.49%        4.94%         1.72%
UFSB 1991-A Grantor Trust            $   150,436     12.52%       8.40%         4.12%        2.25%         0.79%
UFSB 1989-B Grantor Trust            $    66,469     14.09%      Variable          -         2.82%         3.15%
UFSB 1989-A Grantor Trust            $   113,080     13.24%       8.75%         4.49%        1.97%         1.94%
UFSB 1988 Grantor Trust              $   105,179     12.73%       9.50%         3.23%        1.71%         2.74%
                                     -----------
  Total Tier I Securitized Trusts    $ 3,490,947

PSC 1996-1 Grantor Trust             $    34,488     19.87%       6.87%        13.00%        8.79%        16.40%
PSC 1996-2 Grantor Trust             $    31,108     19.65%       6.40%        13.25%        9.00%        14.01%
                                     -----------
       Grand Total                   $ 3,556,543
                                     ===========

--------------------------------------------------------------------------------
(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.


(3)  Net loss to original balance at time of repurchase.


Gains from the sale of receivables in securitization transactions have historically provided a significant portion of the net earnings of the Company. If the Company were unable or elected not to securitize receivables in a financial reporting period, net earnings in that period would likely be lower relative to periods in which securitizations occurred. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- General."

Commencing with the 1995-A Grantor Trust, the Company has effected securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation ("UACSC"). Prior to fiscal 1999 the Company also acquired receivables from customers who would not qualify for the Company's Tier I credit quality criteria ("Tier II") and the securitizations of its Tier II receivables were effected through Performance Securitization Corporation ("PSC"), also a wholly-owned special purpose subsidiary. Beginning in the first quarter of fiscal 1999, the Company began securitizing Tier I and Tier II receivable acquisitions together through its wholly-owned subsidiary UACSC. In the fourth quarter of fiscal 1999, the Company began utilizing an owners' trust structure in which the securitization trust issued securities. The Company will continue to assess other structured finance alternatives which may enable it to fund receivables and/or deploy its capital with greater efficiency at a lower cost. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

Servicing

Servicing

Under the terms of its credit facilities and securitization transactions, the Company acts as servicer with respect to the related automobile receivables. The Company services the receivable pools by collecting payments due from customers and remitting payments to the trustee in accordance with the terms of the servicing agreements. As servicer, the Company is responsible for monitoring collections and collecting delinquent accounts. The Company receives monthly servicing fees. The contractual fee, typically one percent per annum on the outstanding principal balance of the securitized receivables, is paid to the Company through the securitized trusts.

The following table describes the composition of the Company's servicing portfolio at June 30, 2001:

                                                              Percent of                        Weighted
                               Aggregate      Aggregate        Aggregate         Average         Average        Weighted
                               Number of      Principal        Principal        Receivable      Remaining        Average
                              Receivables     Balance (1)       Balance          Balance        Term (2)          Rate
                             --------------  -------------   ---------------   ------------    ------------    ------------
                                              (dollars in thousands, except average balances)

New auto                            55,405    $   904,485             28.3%       $ 16,325        60.4           12.49%
Used auto                          200,847      2,287,987             71.7%       $ 11,392        55.8           13.67%
                             --------------  -------------   ---------------
   Total                           256,252    $ 3,192,472            100.0%       $ 12,458        57.1           13.34%
                             ==============  =============   ===============

Receivables held for sale            3,117    $    43,168              1.4%       $ 13,849        70.1           12.13%
Other receivables serviced         253,135      3,149,304             98.6%       $ 12,441        56.9           13.35%
                             --------------  -------------   ---------------
   Total                           256,252    $ 3,192,472            100.0%       $ 12,458        57.1           13.34%
                             ==============  =============   ===============

(1)  Balance  excludes  the  Company's  Tier II  servicing  portfolio  of  $17.9 million.
(2)  Terms are shown in months.


At June 30, 2001, the Tier I servicing portfolio, including the principal balance of held for sale automobile receivables and securitized automobile receivables, was approximately $3.2 billion. Approximately 71.7% of the Tier I servicing portfolio as of June 30, 2001 represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's receivables consist primarily of simple-interest contracts which provide for equal monthly payments as well as precomputed receivables acquired in California. As payments are received under a simple-interest contract, the interest accrued to date is paid first, and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to certain expenses of repossession and then to unpaid principal.

The Customer Service Department utilizes an automated voice response unit ("VRU") which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. In January 2001, the Company updated its existing VRU to handle a larger call volume. The VRU is also used for dealer service calls. The Collection and Servicing departments are using this system to improve their efficiency. In addition, the Company now allows customers to ascertain certain information regarding their personal accounts on its website. The Company is in the process of updating the website so customers can access additional information.

Collection and Remarketing

The Company seeks to maintain low levels of delinquency and net charge-offs by ensuring and monitoring the integrity of its credit approval process. The Company tracks the loss rates of all receivables approved by each credit analyst. The Company also seeks to limit delinquency and charge-offs through highly automated and efficient collection and repossession procedures.

The Collections area is supported by a separate computerized collection system provided by the Company's data processing servicer and an automatic telephone dialing system. Delinquent customers are contacted by phone, mail, telegram, and in special circumstances, personal visits. Notices to delinquent customers are dispatched automatically by computer according to the timeframes dictated by state law. The collections area operates during regular business hours, weekday evenings and on Saturdays during the day and evening.

The Company continually monitors its receivable portfolio performance. This analysis is utilized to detect trends within particular securitized pools or those with similar characteristics. Using this analysis, the Company can allocate responsibilities and resources based on these identified trends. Additionally, by cross-training approximately 50 non-collection employees to handle collections responsibilities, the Company is able to allocate substantial supplemental manpower to address delinquencies whenever deemed necessary, without incurring significant additional expense in personnel costs.

The Company utilizes a computer-controlled "power dialer" which dials phone numbers of delinquent customers from a file of records extracted from the Company's database. The system typically generates approximately 2,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if a customer answers. Collectors handle approximately 35% of these system generated calls per day. In fiscal 2001, the Company improved its automated voice response and "power dialer" systems to enhance its ability to track the time, date and telephone number of each contact with the Company's customers and to direct delinquent customers to collection personnel whenever they contact the Company by phone and identify their account number. These changes can significantly increase the efficiency of the Company's efforts to contact customers in the collection process.

In order to more quickly identify receivable performance trends, the Company has designed and is implementing a proprietary computerized behavioral scoring mechanism for 30 - 59 day past due accounts intended to help it identify earlier those delinquent accounts at risk of going to loss. By combining this data with the Company's ability to track adverse changes in its customers' credit scores over time, the Company will be able to direct the efforts of its collections staff and systems towards such higher risk accounts. This scorecard was implemented in the quarter ending September 30, 2001.

If a delinquent customer fails to respond to the Company or to fulfill oral commitments made to bring their receivable current, the Company repossesses the automobile securing the receivable. The decision to repossess and charge-off is generally made after a receivable is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, such as refusal to pay, which requires earlier action. Repossessions are effected for the Company by contracted repossession agents. During fiscal 2001, approximately 10.8% of the total repossessed vehicles were sold at retail through the Company's new car franchised dealership in Indianapolis. The remaining repossessed vehicles are sold at wholesale through independent auction companies located throughout the United States of America. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Delinquency and Credit Loss Experience."

Final Payoff and Title Transfer

The majority of the receivables acquired are ultimately paid off by the customer or the dealership receiving the automobile as a trade-in. The customer or dealership will call the Company and receive a final payoff amount. This payoff amount is calculated based on the outstanding principal, interest and any unpaid fees. If a personal check is submitted for payment, the title is held for approximately 10 days to ensure the availability of the funds. When the payment is received from a dealership, the title is then transferred to the dealership, and the cancelled contracts are forwarded to the customer. In the event of a customer payoff, both the title and cancelled contracts are forwarded to the customer. The Company is currently processing 300 to 500 payoffs on a daily basis.

RISK MANAGEMENT

The Company's Risk Management department strives to develop a better standard for measuring risk throughout the Company, provides automation to ensure a more consistent decision matrix in originations, analyzes and controls origination and collection risk at multiple levels and provides the ability to quickly implement new standards for immediate results. The Company has been able to develop various proprietary risk-based pricing models based on the Company's unique database consisting of nine years of data encompassing almost $10.0 billion in receivables and over 600,000 customers.

During fiscal 2001, the Company expanded its use of its historical database of receivable acquisitions to support its efforts to price receivables more effectively relative to credit risk. The Company uses proprietary software to access and manipulate data within the database. The database itself is based on a database program licensed from and maintained by a third party vendor. The database provides the Company with receivable performance data at an individual receivable level for its entire servicing portfolio dating back to 1992, although credit score data is only available on a directly comparable basis since 1997. The Company believes the database permits it to better assess probable credit performance in relation to a wide variety of factors at different levels of credit quality and enhances the Company's ability to assess the risk of receivables within particular ranges of credit quality and which exhibit common characteristics as well as its ability to estimate the costs of servicing such receivables over time. The Company currently tracks over 375 characteristics on each receivable along with all transactional history. The Company has identified four first order risk parameters which are utilized in its current risk-based pricing model. The Company implemented its initial risk-based pricing model in June 2000 and continues to enhance the model as it identifies risk parameters or combinations of risk parameters which historically have had a bearing on receivable performance. The Company's historical database of receivable acquisitions also provides a basis for performing risk-based analysis to assist in making future loss estimates. The Company's risk-based analysis was implemented in July 2001.

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

In addition to monitoring the quality of originations, Risk Management is currently focusing on enhancements of the Company's risk-based pricing model, enhancement of its loss and recovery analysis including internally developed loss curves, development of a collection behavioral scorecard and enhancements of its collection strategies.

EMPLOYEES

The Company employs personnel experienced in all areas of receivable acquisition, documentation, collection and administration. None of the employees are covered by a collective bargaining agreement. The following table shows a summary of all the full and part-time employees from all areas of the Company.

                         Full Time                 Part Time
                  ---------------------    --------------------------
                        at June 30,               at June 30,
                  ---------------------    --------------------------
                    2001         2000         2001            2000
                  --------     --------    ---------      -----------

                    667          592           58              64


REGULATION

The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The states where the Company primarily operates are listed in the Underwriting and Purchasing section and the Geographic Concentration chart. The Company has either filed the necessary notifications or registered with each state prior to commencing operations. If the Company expands its operations into additional states, it will be required to comply with the laws of those states.

Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon sellers, holders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Magnuson-Moss Warranty Act, the Gramm-Leach-Bliley Act, the Federal
Reserve Board's Regulations B, P and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state "lemon" laws, state motor vehicle retail installment sales acts, state retail installment sales acts, State Unfair and Deceptive Trade Practices Act, State Fair Debt Collection Practices Act and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These statutes and regulations may impose specific statutory penalties, punitive damages and recovery of attorney's fees and costs upon creditors who fail to comply with their provisions. In some cases, this liability could affect the Company's ability to enforce the installment sale contracts it purchases and, in Ohio, the loans it makes.

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

All states in which the Company operates have adopted a version of the Uniform Commercial Code ("UCC"). Except where limited by other state laws, the UCC governs the Company's rights upon the obligor's default. Generally, the UCC allows the secured party to conduct a self-help repossession, then sell the collateral and collect any deficiency if the proceeds of sale are insufficient to pay off the outstanding obligation. The UCC requires the secured party to provide the obligor with reasonable notice of any sale of the collateral, an opportunity to redeem the collateral prior to sale, as well as the calculation of any surplus or deficiency after the sale of the collateral. Other state laws may expand an obligor's rights, for example, by providing the obligor an opportunity to cure default prior to repossession, providing the obligor a right to reinstate a contract after repossession but prior to any sale of the collateral, or by eliminating the secured party's right to collect a deficiency balance. In addition, federal bankruptcy laws and related state laws may interfere with or affect the ability of a secured party to realize upon collateral or enforce a deficiency judgment.

Item 2.           Properties


The Company's operations are centered in a commercial office building owned by Shadeland Properties, LP ("Shadeland," a Company affiliate) in Indianapolis, Indiana. The Company occupies office space of approximately 116,000 square feet under a lease with Shadeland which expires in April 2003. The Company sublets a portion of the building to Union Federal.

The Company owns a 60,000 square foot facility located on approximately 9 acres near its headquarters in Indianapolis. This facility is used for its new car franchised dealership, the reconditioning and remarketing operations and the retailing of a portion of its repossessed automobiles. The facility contains a showroom, service area and office area.

The Company leases a garage of 5,000 square feet, an office of 500 square feet and an adjacent car lot located in Beech Grove, Indiana, from an independent party. This lease term has expired and is currently being leased on a month to month basis.

Item 3.           Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of business and of a type and scope common for participants in the consumer finance industry. The Company has been named a defendant in a number of civil suits. The majority of these cases have involved circumstances in which an automobile purchaser has alleged a problem with the vehicle that secures the vehicle purchaser's obligations under the retail installment sales contract acquired by the Company. Although the Company does not make any representation or warranty respecting the vehicle nor is it deemed to have made any implied warranties as a result of it being the holder of the contract, it is, under applicable FTC rules and most state laws, subject to all claims and defenses which the debtor could assert against the seller of the vehicle. Therefore, the vehicle purchaser typically names the dealer and the Company in such actions.

The Company has also, on occasion, been sued by a receivable obligor for the Company's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of Regulation Z or an applicable state statute. (For a further discussion of Regulation Z, see "Item 1, Business - Regulation.") Most of these suits are individual actions and would not result in any material liability even if the obligor was successful. However, obligors occasionally purport to bring an action on behalf of a class of obligors. No such actions are currently pending against the Company.



Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.           Market for Registrant's  Common Equity and Related Stockholder
                  Matters

Shares of Class A Common Stock are quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Class A Common Stock for each quarter in fiscal 2001 and 2000:

                                         Year Ended June 30,
                                 2001                         2000
                        ------------------------    -------------------------
                          High          Low           High           Low
                        ---------    -----------    ----------    -----------
     First Quarter       $ 6.875       $ 4.000       $ 8.000        $ 6.500
     Second Quarter      $ 6.125       $ 3.750       $ 8.500        $ 6.375
     Third Quarter       $ 6.000       $ 4.438       $ 8.875        $ 3.031
     Fourth Quarter      $ 6.500       $ 4.750       $ 5.500        $ 4.250



As of September 17, 2001, there were 162 holders of record of the Company's Class A Common Stock and 6 holders of record of Class B Common Stock. The Company estimates that its Class A Common Stock is owned beneficially by approximately 1,170 persons. There is no market for Class B Common Stock, and management has no plans to list the Class B Common Stock on Nasdaq or any exchange.

The Company's Board of Directors has approved charter amendments to, among other things, convert the outstanding Class B Common Stock to Class A Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors) and to separate the board of directors into three classes with staggered terms expiring in successive years. Assuming such amendments are duly approved by the shareholders and become effective, upon conversion of the shares of Class B Common Stock to Class A Common Stock, no shares of Class B
Common Stock will remain authorized. These amendments will be presented to shareholders for approval at the 2001 annual meeting.

The Board of Directors has also approved and authorized implementation of a shareholder rights plan pursuant to which share purchase rights will be distributed upon, and trade with, the Common Stock. The rights will not initially be exercisable. Upon acquisition by a person (other than certain related persons) of shares representing more than 20% of the voting power of the Company, and in certain other events, the rights will begin to trade separately and become exercisable by holders other than such acquiring person. Their terms would also be automatically adjusted in certain events to permit independent shareholders to acquire shares at a discount. The Company anticipates the final terms of the rights will be determined and the rights distributed to shareholders of record as of a date promptly following the 2001 annual meeting. The plan is intended to provide an incentive for a party seeking to acquire a controlling interest in the Company to negotiate with the board of directors, rather than attempt a disruptive hostile transaction which may not be in the Company's best interests.

The Company has amended its by-laws to provide that the Indiana Control Share Acquisitions Statute applies to control share acquisitions of the Company's shares. This statute provides generally that any shares acquired by a holder in a transaction or series of transactions in which such holder exceeds the thresholds of 20%, 33% or 50% of the Company's voting securities will have no voting rights unless those rights are conferred by action of disinterested shareholders.

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Company's term notes and working capital line limit distributions to shareholders.

Item 6.           Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial information reflecting the consolidated operations and financial condition of the Company for each year in the five year period ended June 30, 2001. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" included herein. Certain amounts for prior periods have been reclassified to conform to current year presentation.

                                                                                 Year Ended June 30,
                                                 ---------------------------------------------------------------------------------
                                                     2001            2000             1999              1998              1997
                                                 --------------  --------------   -------------    -------------    --------------
                                                                (Dollars in thousands, except per share amounts)
Income Statement Data:
Interest on receivables held for sale              $    39,795     $    37,461     $    33,015      $    27,871       $    33,914
Retained interest and other                             32,618          24,963          20,463           13,993            14,989
                                                 --------------  --------------   -------------    -------------    --------------
   Total interest income                                72,413          62,424          53,478           41,864            48,903
Interest expense                                        33,794          29,663          27,906           27,178            25,867
                                                 --------------  --------------   -------------    -------------    --------------
  Net interest margin                                   38,619          32,761          25,572           14,686            23,036
Provision for estimated credit losses                    3,240           3,000           5,879            8,050             4,188
                                                 --------------  --------------   -------------    -------------    --------------

  Net interest margin after provision
      for estimated credit losses                       35,379          29,761          19,693            6,636            18,848
                                                 --------------  --------------   -------------    -------------    --------------

Gain (loss) on sales of receivables, net                14,620          16,883          19,133          (11,926)              963
Gain (loss) on interest rate derivatives
    on securitized receivables                         (21,714)              -               -                -                 -
Gain (loss) on interest rate derivatives
    on held for sale receivables                            60               -               -                -                 -
Servicing fee income                                    30,199          24,612          21,716           19,071            16,919
Late charges and other fees                              6,947           6,337           5,349            4,087             3,820
                                                 --------------  --------------   -------------    -------------    --------------
   Other revenues                                       30,112          47,832          46,198           11,232            21,702
                                                 --------------  --------------   -------------    -------------    --------------

Total operating expenses                                57,174          49,913          42,588           35,546            30,502
                                                 --------------  --------------   -------------    -------------    --------------
Earnings (loss) before provision
     for income taxes                                    8,317          27,680          23,303          (17,678)           10,048
Provision (benefit) for income taxes                     3,133          10,675           8,979           (7,856)            4,166
                                                 --------------  --------------   -------------    -------------    --------------
Net earnings (loss) before cumulative
     effect of change in accounting principle            5,184          17,005          14,324           (9,822)            5,882
Cumulative effect of change in accounting
  principle less applicable taxes of $568 (1)              989               -               -                -                 -
                                                 --------------  --------------   -------------    -------------    --------------
     Net earnings (loss)                           $     4,195     $    17,005     $    14,324      $    (9,822)      $     5,882
                                                 ==============  ==============   =============    =============    ==============

Net earnings (loss) per common share
   before cumulative effect of change in
  accounting principle (basic and diluted)         $      0.37     $      1.28     $      1.08      $     (0.74)      $      0.45
Cumulative effect of change in
  accounting principle (1)                               (0.07)              -               -                -                 -
Net earnings (loss) per common
                                                 --------------  --------------   -------------    -------------    --------------
    share (basic and diluted)                      $      0.30     $      1.28     $      1.08      $     (0.74)      $      0.45
                                                 ==============  ==============   =============    =============    ==============

(1)  See "Item 8. Financial Statements and Supplementary Data - Note 1."

Item 6.   Selected Consolidated Financial Data (Continued)
                                                                                   Year Ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                       2001            2000             1999              1998             1997
                                                   --------------  --------------   -------------    -------------    --------------
                                                                   (Dollars in thousands, except per share amounts)
Operating Data:
Receivables acquired (dollars):
Tier I                                             $ 1,601,077     $ 1,439,903     $ 1,444,361      $   944,725       $ 1,076,064
Other                                                        -               -          12,592           26,542            46,200
                                                 --------------  --------------   -------------    -------------    --------------
     Total receivables acquired (dollars)          $ 1,601,077     $ 1,439,903     $ 1,456,953      $   971,267       $ 1,122,264
                                                 ==============  ==============   =============    =============    ==============

Receivables acquired (number of receivables):
Tier I                                                  93,986          87,608          90,268           64,152            75,844
Other                                                        -               -             876            1,946             3,546
                                                 --------------  --------------   -------------    -------------    --------------
     Total receivables acquired (number of
        receivables)                                    93,986          87,608          91,144           66,098            79,390
                                                 ==============  ==============   =============    =============    ==============
Receivables securitized (dollars):
Tier I                                             $ 1,730,256     $ 1,479,125     $ 1,270,588      $   919,455       $ 1,183,190
Other                                                    2,764           5,375          17,483           28,659            31,108
                                                 --------------  --------------   -------------    -------------    --------------
     Total receivables securitized (dollars)       $ 1,733,020     $ 1,484,500     $ 1,288,071      $   948,114       $ 1,214,298
                                                 ==============  ==============   =============    =============    ==============

Ratio of operating expenses as a percent of
  average servicing portfolio                            1.76%           1.88%           1.82%            1.78%             1.67%

Credit losses as a percent of average servicing
        portfolio:
Tier I                                                   2.48%           2.18%           2.20%            2.80%             2.40%
Other                                                    8.51%           8.62%           7.04%            7.08%             5.00%
   Total credit losses as a percent of average   --------------  --------------   -------------    -------------    --------------
      servicing portfolio                                2.53%           2.28%           2.33%            2.96%             2.50%
                                                 ==============  ==============   =============    =============    ==============

Average servicing portfolio:
Tier I                                             $ 3,223,966     $ 2,610,803     $ 2,269,177      $ 1,922,977       $ 1,759,666
Other                                                   24,558          42,296          64,413           78,483            68,461
                                                 --------------  --------------   -------------    -------------    --------------
     Total average servicing portfolio             $ 3,248,524     $ 2,653,099     $ 2,333,590      $ 2,001,460       $ 1,828,127
                                                 ==============  ==============   =============    =============    ==============

Item 6.   Selected Consolidated Financial Data (Continued)

At June 30,                                            2001            2000             1999             1998             1997
                                                 --------------  --------------   -------------    -------------    --------------
                                                                            (Dollars in thousands)
Balance Sheet Data:
Receivables held for sale, net                     $    42,770     $   206,701     $   267,316      $   118,259       $   121,156
Retained interest in securitized assets                245,876         208,431         191,029          171,593           170,791
Total assets                                           397,035         478,138         514,926          411,533           391,268
Notes payable                                            5,215         152,235         185,500           73,123            44,455
Term debt                                              155,000         177,000         199,000          221,000           221,000
Total shareholders' equity                             199,868         110,029          89,479           82,473            86,848

Other Data:
Total managed assets:                              $ 3,563,932     $ 3,155,362     $ 2,772,181      $ 2,356,258       $ 2,213,055

Servicing portfolio:
Tier I                                             $ 3,192,472     $ 2,848,150     $ 2,464,366      $ 1,978,920       $ 1,860,272
Other                                                   18,283          32,965          54,704           68,497            77,004
                                                 --------------  --------------   -------------    -------------    --------------
     Total servicing portfolio                     $ 3,210,755     $ 2,881,115     $ 2,519,070      $ 2,047,417       $ 1,937,276
                                                 ==============  ==============   =============    =============    ==============

At June 30,                                           2001             2000            1999             1998             1997
                                                 --------------  --------------   -------------    -------------    --------------
                                                                            (Dollars in thousands)
Delinquencies of 30 days or more as a percent of
        servicing portfolio:
Tier I                                                   3.52%           2.82%           2.63%            3.07%             2.96%
Other                                                   13.50%          11.26%           9.42%            8.29%             5.67%
                                                 --------------  --------------   -------------    -------------    --------------
  Total  delinquencies of 30 days or more as a
      percent of servicing portfolio                     3.57%           2.92%           2.78%            3.24%             3.07%
                                                 ==============  ==============   =============    =============    ==============

Number of receivables serviced:
Tier I                                                 256,252         235,732         213,746          184,003           173,693
Other                                                    2,664           3,967           5,656            6,541             6,930
                                                 --------------  --------------   -------------    -------------    --------------
     Total number of receivables serviced              258,916         239,699         219,402          190,544           180,623
                                                 ==============  ==============   =============    =============    ==============

Number of dealers                                        5,631           4,946           4,076            3,628             3,204
Number of employees (full-time equivalents)                715             648             540              529               387


On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS 125). The adoption of SFAS 125 had the effect of reducing fiscal 1997 net earnings by $1.3 million or $0.10 per share (basic and diluted) and increasing total shareholders' equity by $941,000.

On April 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). With the implementation of EITF 99-20, the Company recorded a charge for the cumulative effect of a change in accounting principle for fiscal 2001 of $1.6 million, net of taxes of $568,000, reducing per share earnings by $0.07 (basic and diluted).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile receivables originated or referred by dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. Until January 1999, the Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II"). The Company discontinued the acquisition of Tier II receivables effective January 1, 1999. To fund the acquisition of receivables prior to securitization, the Company utilizes credit facilities, discussed in
"Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues securities that are backed by financial assets, such as automobile receivables ("asset-backed securities") to investors representing interests in the receivables sold. When the Company sells receivables in a securitization, it records a gain or loss on the sale of receivables and allocates its basis in the receivables between the portion of the receivables sold in the securitization and the portion of the receivables retained from the securitization ("Retained Interest") based on the relative fair value of those portions at the date of sale. After such sale, Retained Interest is recorded as an asset for accounting purposes. Future servicing cash flows are received over the life of the related securitization. Future servicing cash flows are the projected cash flows resulting from the difference between the weighted average coupon rate of the receivables sold and the weighted average note rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1.00% (on Tier I) and ongoing trust and credit enhancement fees.

In June 2001 the Company issued an additional 17.6 million shares of Class A Common Stock and received net proceeds of $86.5 million in a subscription rights offering. The Company is pursuing a capital strategy, of which the offering was a part, intended to enhance its ratio of equity to managed assets (including its securitized servicing portfolio) over time. The proceeds of the equity offering contributed to the increase in the Company's equity to managed assets to 5.61% as of June 30, 2001. See "Liquidity and Capital Resources."

The following table illustrates changes in the Company's total receivable acquisition volume and information with respect to Gain (Loss) on Sales of Receivables, net and securitizations during each quarter in fiscal 2001 and 2000. More complete quarterly statements of earnings information is set forth in "Item 8. Financial Statements and Supplementary Data - Note 13".

                                                Selected Quarterly Financial Information
                                          For Quarters in the Fiscal Year Ended June 30, 2001
                                        ---------------------------------------------------------
                                            First        Second          Third          Fourth
                                        ------------  ------------   ------------    ------------
                                                          (Dollars in thousands)
Receivables acquired                     $  576,414    $  489,223     $  336,630      $  198,810
Receivables sold                         $  500,000    $  510,001     $  430,003      $  293,017

Gain on Sales of Receivables             $    7,859    $    9,869     $   15,674      $    9,941
Loss on interest rate derivatives on
     securitized receivables                 (5,350)       (3,536)       (10,475)         (2,353)
                                        ------------  ------------   ------------    ------------
         Net economic gain               $    2,509    $    6,333     $    5,199      $    7,588
                                        ============  ============   ============    ============
Net economic gain  as a percent of
     receivables sold                         0.50%         1.24%          1.21%           2.59%

Servicing portfolio at end of period    $ 3,161,833   $ 3,349,133    $ 3,350,897     $ 3,210,755


                                          For Quarters in the Fiscal Year Ended June 30, 2000
                                        ---------------------------------------------------------
                                           First        Second          Third          Fourth
                                        ------------  ------------   ------------    ------------
                                                         (Dollars in thousands)
Receivables acquired                      $ 330,282     $ 263,821      $ 395,594       $ 450,206
Receivables sold                          $ 364,792     $ 302,693      $ 282,721       $ 534,294

Gain on Sales of Receivables                $ 6,842       $ 5,248        $ 2,786         $ 7,369
Loss on interest rate derivatives on
     securitized receivables                      -             -              -               -
                                        ------------  ------------   ------------    ------------
         Net economic gain                  $ 6,842       $ 5,248        $ 2,786         $ 7,369
                                        ============  ============   ============    ============
Net economic gain  as a percent of
     receivables sold                         1.88%         1.73%          0.99%           1.38%

Servicing portfolio at end of period    $ 2,579,304   $ 2,583,298    $ 2,710,105     $ 2,881,115


Acquisition Volume. The Company currently acquires receivables in 40 states from over 5,600 retail automobile dealers. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile. The Company acquired $1.6 billion of receivables during the fiscal year ended June 30, 2001, a 11.2% increase over the $1.4 billion acquired during the year ended June 30, 2000. The nights and weekends acquisition volume for the year ended June 30, 2001 was 35.9% of the annual volume. The Company's acquisition volume decreased in the second half of the fiscal year compared to the first half. During the first six months of fiscal 2001, the average monthly volume was approximately $177.6 million compared to $89.2 million for the second half of fiscal 2001, with the largest decrease occurring during the fourth quarter of fiscal 2001. The Company curtailed acquisition volume in the quarter ended June 30, 2001 to manage liquidity needs in advance of completing the rights offering. See "Liquidity and Capital Resources."

In order to more accurately price its receivables acquired, during June 2000, the Company moved to a risk-based pricing model and is continually assessing and refining its pricing strategies. During the second half of fiscal 2001, additional enhancements were added to the pricing model. The Company's risk-based pricing model offers those customers with good credit quality lower rates and prices higher risk accounts at higher rates. The average credit score of newly acquired receivables was 681 and 665 for the fiscal years ended June 30, 2001 and 2000, respectively. The average credit score of receivables acquired in the quarter ended June 30, 2001 was 693. The Company has been utilizing its risk-based pricing strategy to enable it to control acquisition volume while at the same time pricing receivables acquired with a view of achieving its targeted return on managed assets. Because the Company limits the receivables it acquires if the receivables cannot be priced at a level that management estimates is required to achieve the Company's targeted return on managed assets, depending on market and competitive factors, the Company's acquisitions may fluctuate from period to period. Moreover, the Company plans to attain receivable acquisition growth, gradually increasing from current acquisition levels, based on the capital resources it has available over time and its targeted return on managed assets. The Company is currently seeking to price its receivable acquisitions such that they will ultimately support a return on assets of 1.50% after the next several years. In particular, the Company believes that the pricing of receivables acquired during the year ended June 30, 2001, if viewed as a discrete portfolio, should ultimately support a return on assets of at least 1.50%. A number of factors, including loss and credit performance estimates inherent in the Company's pricing strategies, and other factors impacting the Company's results of operations, will affect whether it can achieve that targeted performance level and the number of years it may take it to do so. With the successful completion of the rights offering, the Company is in the process of increasing receivable acquisitions. The Company has budgeted between $275.0 million and $300.0 million in volume for the quarter ended September 2001. The budgeted volumes have been established to help achieve the desired growth in earnings as well as targeted capital ratios through current operations. In the short-term, the Company is experiencing lower than desired acquisition volume. The Company feels that this is a result of the planned slowdown in acquisition volume in the fourth quarter of fiscal 2001. The Company is working towards its budgeted volume through dealer incentives, and re-education of the dealers about the Company's product and niche. See - "Discussion of Forward-Looking Statements".

The Company's servicing portfolio increased 11.4% to approximately $3.2 billion at June 30, 2001, compared to approximately $2.9 billion at June 30, 2000. Total serviced receivables increased as a result of total receivable acquisition volume for fiscal 2001 increasing, offset by receivable repayments and gross charge-offs. The volume of receivables sold in securitizations increased to $1.7 billion for the fiscal year ended June 30, 2001, from $1.5 billion for the prior fiscal year.

Gross and Net Pricing Spreads on Acquisitions. Gross pricing spread is defined as the difference between the weighted average receivable rate and the weighted average hedge rate. Net pricing spread is defined as the gross pricing spread, net of dealer premiums. During the middle to late fiscal 2001, market interest rates dropped considerably. The Company was able to utilize its risk-based pricing strategy that it implemented in fiscal 2001 to widen its net spreads above those attained in the prior year, as well as acquire higher quality receivables, as evidenced in the average credit scores for the fourth quarter of fiscal 2001. For a further discussion of credit scores, See "Item 1. Business - Risk Management." The weighted average net pricing spreads were 6.63% and 6.40% for the years ended June 30, 2001 and 2000, respectively.

Net pricing spreads are currently targeted around 6.0% on originations for the six months ending December 31, 2001. Although management believes these targeted net pricing spreads can be achieved, material factors affecting the net pricing spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates, the competitive landscape and the stability of the Company's dealer base. See - "Discussion of Forward-Looking Statements".

Results of Operations

Years Ended June 30, 2001, 2000 and 1999

Net earnings are summarized in the table below. Net earnings decreased 75.3% for the year ended June 30, 2001 compared to the year ended June 30, 2000 and increased 18.7% for fiscal 2000 compared to the year ended June 30, 1999. The decrease in fiscal 2001 is primarily due to the recording of other than temporary impairment of $23.7 million pretax ($15.0 million after tax) during the quarter ended June 30, 2001. See additional discussions regarding this charge in the "Asset Quality" discussion below. The increase in fiscal 2000 net earnings from fiscal 1999 is primarily due to an increase in Net interest margin after provision for estimated credit losses.

                                              Fiscal Year
                                             Ended June 30,
                                   2001           2000           1999
                               ------------   ------------   ------------
                            (Dollars in thousands, except per share amounts)

Net Earnings                       $ 4,195       $ 17,005       $ 14,324
Net Earnings Per Share
  (basic and diluted)               $ 0.30         $ 1.28         $ 1.08


Net interest margin after provision for estimated credit losses increased 18.9% to $35.4 million for the year ended June 30, 2001 compared to $29.8 million for fiscal 2000 and increased 51.1% for the year ended June 30, 2000 compared to $19.7 million for fiscal 1999. The increase in the Net interest margin after provision for estimated credit losses in fiscal 2001 is primarily the result of increased Retained interest and other interest income during the year ended June 30, 2001, due to the higher discount rate used on current securitizations. The increase for fiscal 2000 compared to fiscal 1999 is primarily the result of increases in Interest on receivables held for sale and Retained interest and other interest income.

Interest on receivables held for sale increased 6.2% to $39.8 million for the year ended June 30, 2001, compared to $37.5 million for the year ended June 30, 2000 and increased 13.5% for fiscal 2000, compared to $33.0 million for year ended June 30, 1999. The increase for the year ended June 30, 2001 compared to the year ended June 30, 2000 is primarily the result of increased acquisition volume and weighted average contract rates during the first six months of the fiscal year ended June 30, 2001. The Interest on receivables held for sale will fluctuate based upon the weighted average contract rate on the receivables, acquisition volume, and the timing of securitizations. The average held for sale balance for fiscal 2001 was $267.8 million and $265.9 million for fiscal 2001 and 2000, respectively. The increase in Interest on receivables held for sale for fiscal 2000 compared to fiscal 1999 resulted from an increase in the average outstanding balance of receivables held for sale to $265.9 million for the year ended June 30, 2000, from $236.3 million for fiscal 1999 and an increase in the weighted average receivable rate. The higher average outstanding balance of receivables held for sale for fiscal 2000 is primarily the result of the delay in the timing of the fourth quarter 2000 securitization.

Retained interest and other interest income increased 30.7% to $32.6 million for the year ended June 30, 2001 compared to $25.0 million for the year ended June 30, 2000 and increased 22.0% for fiscal 2000 compared to $20.5 million for the year ended June 30, 1999. The discount component of Retained Interest increased at June 30, 2001 and June 30, 2000 as a result of the Company increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. As a result, more securitizations discounted at the higher rate are being accreted into income during the year ended June 30, 2001 compared to the year ended June 30, 2000 and during fiscal 2000 compared to fiscal 1999. In connection with the impairment taken in June 2001, the accretion rate has decreased on all impaired pools as the discount rates were adjusted to the current market rates on the impaired pools. This will reduce the discount accretion on these pools and may result in a decrease in Retained interest and other interest income in the future. See "Item 8, Financial Statements and Supplementary Data - Note 1" for a description of Retained Interest. The individual components of Retained interest and other interest income are shown in the following table. See "Discussion of Forward-Looking Statements."

                                           Fiscal Year
                                          Ended June 30,
                               2001          2000          1999
                           ------------- -------------  ------------
                                        (In thousands)
Discount accretion             $ 31,937      $ 23,789      $ 18,700
Other interest income               681         1,174         1,763
                           ------------- -------------  ------------
                               $ 32,618      $ 24,963      $ 20,463
                           ============= =============  ============


Interest expense increased 13.9% to $33.8 million for the year ended June 30, 2001 from $29.7 million for the year ended June 30, 2000 and 6.3% for fiscal year 2000 from $27.9 million for the year ended June 30, 1999. The increase in fiscal 2001 was primarily the result of the Company's greater reliance on warehouse funding for cash needs during the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000. The increase was partially offset by a decrease in the warehouse cost of funds due to lower interest rates and by lower term debt interest expense as a result of a principal payment of $22 million made on the term debt in the first quarter of fiscal 2001. The increase in interest expense for the fiscal year ended June 30, 2000 was primarily related to higher borrowing needs resulting from the higher average balance of receivables held for sale for the year ended June 30, 2000 compared to June 30, 1999 and an increase in interest rates. The increase was offset by lower term debt interest expense as a result of a principal payment of $22 million made in the first quarter of fiscal 2000. Interest rates on the credit facilities are variable in nature and are affected by changes in market rates of interest.

The following table illustrates selected information regarding the Company's interest expense.

                                                                               Fiscal Year
                                                                              Ended June 30,
                                                                  2001              2000            1999
                                                             ---------------  --------------- ---------------
                                                                          (Dollars in thousands)

Notes payable interest expense                                     $ 19,633         $ 13,516        $ 10,089
Term debt interest expense                                           14,161           16,147          17,817
                                                             ---------------  --------------- ---------------
Total interest expense                                             $ 33,794         $ 29,663        $ 27,906
                                                             ===============  =============== ===============
Average outstanding notes payable                                 $ 158,143        $ 195,167       $ 170,383
Average cost of funds on term debt and
     notes payable                                                    8.27%            7.93%           7.51%
Weighted average cost of warehouse credit facilities funds            6.79%            5.77%           5.09%



Provision for estimated credit losses increased to $3.2 million for the year ended June 30, 2001 compared to $3.0 million for the year ended June 30, 2000 and decreased in fiscal 2000 compared to $5.9 million for the year ended June 30, 1999. The increase in fiscal 2001 is due to higher losses experienced during the year ended June 30, 2001 compared to the year ended June 30, 2000. These higher losses are partially the result of an increase in the level of receivables which are not eligible for sale. These losses were partially offset by a general increase in the asset quality of the newer receivables acquisitions. The decrease in fiscal 2000 is primarily related to improvement in the quality of the held for sale portfolio.

Gain on sale of receivables, net and Gain (loss) on interest rate derivatives on securitized receivables. The Gain on sale of receivables, net, decreased 13.4% to $14.6 million for the year ended June 30, 2001 compared to $16.9 million for the year ended June 30, 2000 and decreased 11.8% for fiscal year 2000 compared to $19.1 million for the year ended June 30, 1999. The Gain on sale of receivables, net for the year ended June 30, 2001 is primarily comprised of $43.3 million of gain net of $28.6 million of other than temporary impairment compared to $22.2 million of gain net of $5.3 million other than temporary impairment for the year ended June 30, 2000. See "Asset Quality" below for a further discussion regarding the other than temporary impairment taken during the quarter ended June 30, 2001. For the year ended June 30, 1999, the Gain on sale of receivables, net is primarily comprised of $31.9 million of gain net of $11.9 million of other than temporary impairment. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the Retained Interest to determine if there are any other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 1 of the Consolidated Financial Statements".

The accounting treatment for the Company's derivative activity changed during the first quarter of fiscal 2001 and is discussed in more detail below in the "Gain (loss) on interest rate derivatives on held for sale receivables" section. As a result, the Gain on sale of receivables, net for the year ended June 30, 2001 is not readily comparable to the Gain on sale of receivables, net for the year ended June 30, 2000. Historically, the Gain (loss) on interest rate derivatives on securitized receivables and other than temporary impairments have been included as components of the Gain on sales of receivables, net in the statement of earnings. Beginning with the first quarter of fiscal 2001, the Gain on sale of receivables, net no longer reflects the Gain (loss) on interest rate derivatives on securitized receivables; rather, the economic hedging gain or loss is shown separately in the statement of earnings as "Gain (loss) on interest rate derivatives on securitized receivables."

The net economic gain (the gain on the sale of receivables net of losses on interest rate derivatives on securitized receivables but excluding other than temporary impairments) on the sale of receivables (as shown in the following table) decreased to $21.6 million for the year ended June 30, 2001 from $22.2 million and $31.9 million for the years ended June 30, 2000 and 1999, respectively. The net economic gain for the receivables delivered during the year ended June 30, 2001 included a loss on interest rate derivatives on securitized receivables of $21.7 million. A $5.3 million hedging gain for the year ended June 30, 2000 was included in the gain on sales of receivables amount in the following table. The decrease in the economic gain during the year ended June 30, 2001 compared to fiscal 2000 is due primarily to the decrease in the net spread in fiscal 2001 when compared to fiscal 2000. This decrease in the net spread was offset by an increase in the volume of receivables that were securitized in fiscal 2001 compared to fiscal 2000. The net economic gain for the receivables delivered during the year ended June 30, 2000 included a hedging gain of $5.3 million compared to a hedging loss of $3.2 million for the year ended June 30, 1999. Both the $5.3 million hedging gain for the year ended June 30, 2000 and the $3.2 million hedging loss for the year ended June 30, 1999 were included in the gain on sales of receivables amount in the following table. The decrease in the economic gain during the year ended June 30, 2000 compared to fiscal 1999 is due primarily to the increase in the discount rate used in calculating the gain for the years ended June 30, 2000 and June 30, 1999, respectively.

The receivables securitized were $1.7 billion for the year ended June 30, 2001, compared to $1.5 billion for the year ended June 30, 2000 and $1.3 billion for the year ended June 30, 1999. The decrease in the securitization transaction gains for fiscal 2001 compared to fiscal 2000 and fiscal 2000 compared to fiscal 1999 primarily relates to a lower weighted average net spread for fiscal 2001 and fiscal 2000 gain on sales compared to the gain on sales recorded in fiscal 2000 and fiscal 1999, respectively. Also contributing to lower transaction gains in fiscal 2000 was the increase in the discount rate assumption for the fiscal year 2000 securitizations. The discount rate was increased beginning with the fourth quarter 1999 securitization. The amount of receivables sold in the securitization for the quarter ended June 30, 2000 was higher than the other quarters primarily because it included four months of receivable acquisitions.

                                                        Fiscal Year
                                                       Ended June 30,
                                        --------------------------------------
                                           2001         2000         1999
                                        ------------  ----------  ------------
                                                   (In thousands)

Gain on sales of receivables               $ 43,343    $ 22,245      $ 31,943
Loss on interest rate derivatives on
      securitized receivables               (21,714)          -             -
                                        ------------  ----------  ------------

    Net economic gain                      $ 21,629    $ 22,245      $ 31,943
                                        ============  ==========  ============


The gain on sales of receivables continues to be a significant element of the Company's net earnings. During the quarter ended June 30, 2001, the Company effected a securitization with a total of $150.0 million, and, as further discussed below, delivered $143.0 million of prefunded receivables in April 2001. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread and the level of estimation for net credit losses, discount rate, and prepayment rate.

In the past, the securitizations have generally included three months of receivable acquisitions. Selected information regarding the securitizations for the fiscal years 2001, 2000 and 1999 is summarized in the following table.

                                             -----------    -----------     -----------     -----------
                                                First         Second          Third           Fourth
                                               Quarter        Quarter         Quarter         Quarter
                                             -----------    -----------     -----------     -----------
Fiscal 2001 Selected Securitization Data (1):   2000-C         2000-D          2001-A          2001-B
Original amount (in thousands)                $ 500,000      $ 510,001       $ 573,000       $ 150,002

Weighted avgerage receivable rate                13.57%         13.58%          13.31%          12.61%
Weighted average certificate rate                 6.90%          6.98%           5.86%           5.19%
Gross spread (2)                                  6.67%          6.60%           7.45%           7.42%
Net spread (3)                                    4.67%          4.91%           5.09%           5.01%
Weighted average remaining maturity                 69.5           72.7            71.5            74.4
  (in months)
Weighted average life (in years)                   2.08           2.14            2.17            2.05
Cumulative credit loss assumption                 4.60%          4.75%           4.75%           4.75%
Annual credit loss assumption (4)                 2.21%          2.22%           2.19%           2.32%
Prepayment speed assumption                      25.00%         25.00%          25.00%          28.60% (5)
Discount rate assumption                         15.10%         14.91%          13.49%          13.25%


Fiscal 2000 Selected Securitization Data (1):  1999 - C       1999 - D        2000 - A        2000 - B
Original amount (in thousands)                $ 364,792      $ 302,693       $ 282,721       $ 534,294

Weighted avgerage receivable rate                13.31%         13.62%          13.08%          13.97%
Weighted average certificate rate                 6.22%          6.56%           7.20%           7.38%
Gross spread (2)                                  7.09%          7.06%           5.88%           6.59%
Net spread (3)                                    6.20%          5.66%           4.94%           5.26%
Weighted average remaining maturity                 71.1           69.9            68.9            71.6
  (in months)
Weighted average life (in years)                   1.95           1.95            1.99            1.97
Cumulative credit loss assumption                 4.50%          4.50%           4.50%           4.75%
Annual credit loss assumption (4)                 2.31%          2.31%           2.26%           2.41%
Prepayment speed assumption                      28.00%         28.00%          28.00%          28.00%
Discount rate assumption                         14.66%         14.81%          15.61%          15.57%



Fiscal 1999 Selected Securitization Data (1)   1998 - C      1998 - D         1999 - A        1999 - B
Original amount (in thousands)                $ 351,379      $ 275,914       $ 320,545       $ 340,233

Weighted avgerage receivable rate                12.81%         12.74%          12.99%          13.36%
Weighted average certificate rate                 5.42%          5.70%           6.06%           5.51%
Gross spread (2)                                  7.39%          7.04%           6.93%           7.85%
Net spread (3)                                    5.34%          5.46%           6.36%           6.75%
Weighted average remaining maturity                 68.8           69.1            71.5            71.7
  (in months)
Weighted average life (in years)                   2.06           2.01            1.99            1.82
Cumulative credit loss assumption                 4.40%          4.40%           4.50%           4.50%
Annual credit loss assumption (4)                 2.14%          2.19%           2.26%           2.47%
Prepayment speed assumption                      25.00%         25.00%          28.00%          28.00%
Discount rate assumption                          9.58%          9.76%           9.84%          14.28%


(1)  Information at time of securitization
(2) Difference between weighted average receivable rate and weighted average certificate rate.
(3) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses
(4) Computed as the cumulative credit loss assumption divided by the weighted average life.
(5) In the quarter ended June 30, 2001, the Company began using a prepayment curve rather than a static prepayment assumption.

In the UACSC 2001-A securitization, the Company securitized $573.0 million of receivables, with $430.0 million of receivables delivered in March 2001. The additional $143.0 million of proceeds from the sale were deposited into an interest-bearing prefund account until such time as additional receivables were delivered. The Company delivered the additional $143.0 million in receivables in April 2001. At that time, the prefund account was released to the Company.

Because the delivery of receivables triggered the gain on sale recognition, a portion of the gain was recognized in March 2001 and a portion was recognized in April 2001 when the additional receivables were delivered. The majority of the gain items were allocated pro rata based upon the amount of receivables contributed. However, the entire $10.5 million of loss on interest rate derivatives on securitized receivables was recognized in March 2001 given that it entirely related to the receivables contributed in March 2001. There was no hedging gain or loss on the $143.0 million receivables contributed in April 2001 given that the prefund acts as a hedging mechanism since the funding rate on those receivables had been fixed in the securitization.

Gain (loss) on interest rate derivatives on held for sale receivables. Effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"), as amended. This new standard changed how the Company accounts for its derivative activity. The only derivative instruments that the Company utilizes relate to interest rate derivatives executed solely to hedge receivable acquisitions prior to securitization. Management believes that the interest rate derivatives are effective in protecting the Company from interest rate fluctuations from origination through securitization and that these transactions are typical in this industry. However, it has been determined that under SFAS No. 133, these transactions do not qualify for hedge accounting treatment, and the Company's derivatives are therefore required to be marked to market every accounting period. The Company primarily hedges its interest rate risk between the time of acquisition and sale into a securitization using amortizing interest rate derivatives. Although management believes certain amortizing interest rate derivatives are highly effective in managing the Company's interest rate risk, the Company began utilizing alternative methods of hedging that may reduce the risk of material cash outlays in a declining interest rate environment. In the third quarter of fiscal 2001, the Company supplemented its current hedging strategy with a prefund mechanism in the UACSC 2001-A securitization. The prefund mechanism eliminates the need for an interest rate derivative on the prefunded receivables given that the interest rate risk is substantially eliminated since the funding rate has been fixed. Although the Company delivered the prefunded receivables at the expected weighted average coupon in April 2001, there is some risk that the Company may not always be able to deliver prefunded receivables at the expected weighted average coupon. The Company may choose to use this strategy in the future. See--"Discussion of Forward-Looking Statements".

Previously, the market value of derivatives acquired for hedging purposes was not accounted for until the corresponding receivables were securitized and the derivatives closed out. At that time, the gain or loss on the closed out derivatives was included in the Gain on sales of receivables, net amount. This amount is now a separate line item on the Consolidated Statement of Earnings entitled "Gain (loss) on interest rate derivatives on securitized receivables." In addition, the Company is now required to reflect the market value of any outstanding derivatives on its balance sheet, and the changes in the corresponding value will be reported in the income statement as "Gain (loss) on interest rate derivatives on held for sale receivables." Based on a notional amount of $151.4 million, this amount was a gain of $71,000 at June 30, 2001 and is related to receivables which should be securitized in the future. Although this accounting change may have a significant impact on the volatility of period to period earnings, SFAS No. 133 has no cash effect on the Company's business. The following table illustrates the movement of the hedging losses from the held for sale receivables to the securitized receivables for the 2001 fiscal year:

                                                                Fiscal Quarter ended                             Year ended
                                         September 30,      December 31,      March 31,        June 30,           June 30,
                                      ---------------------------------------------------   ---------------    ---------------
                                           2000               2000              2001             2001               2001
                                      ----------------------------------    -------------   ---------------    ---------------
                                                                    (in millions)
Held for Sale Receivables
--------------------------------------
Gain (loss) on interest rate
   derivatives on held for
   sale receivables                           $ (2.4)            $ (4.7)         $  (1.6)           $    -             $ (8.7)
Reclassified to securitized
   receivables                                                      2.4              4.7               1.6                8.7
                                      ---------------    ---------------    -------------   ---------------    ---------------
Total net gain (loss) on
    interest rate derivatives on
    held for sale receivables                 $ (2.4)            $ (2.3)         $   3.1            $  1.6             $    -
                                      ===============    ===============    =============   ===============    ===============

Securitized Receivables
--------------------------------------
Loss on interest rate derivatives
   on securitized receivables                 $ (5.4)            $ (1.1)         $  (5.7)           $ (0.8)           $ (13.0)
Reclassified from held for
   sale receivables                                -               (2.4)            (4.7)             (1.6)              (8.7)
                                      ---------------    ---------------    -------------   ---------------    ---------------
Total net loss on interest
   rate derivatives on
   securitized receivables                    $ (5.4)            $ (3.5)         $ (10.4)           $ (2.4)           $ (21.7)
                                      ===============    ===============    =============   ===============    ===============


Servicing fee income includes the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fee income increased 22.7% to $30.2 million for the year ended June 30, 2001, compared to $24.6 million for the year ended June 30, 2000, an increase of 13.3% for fiscal 2000, compared to $21.7 million for the year ended June 30, 1999. The increase in service fee income for fiscal 2001 and fiscal 2000 is a result of a higher average securitized receivable portfolio. The average securitized receivable portfolio increased 24.9% to $3.0 billion for the year ended June 30, 2001, from $2.4 billion for the year ended June 30, 2000 and increased 13.9% for fiscal 2000, from $2.1 billion for the year ended June 30, 1999.

Late charges and other fees increased 9.6% to $6.9 million for the year ended June 30, 2001 from $6.3 million for the year ended June 30, 2000 and increased 18.5% for fiscal 2000 from $5.3 million for the year ended June 30, 1999. Other fees consist primarily of late charges, gross profit from the dealership sales and other fee income. The increase in fiscal 2001 and fiscal 2000 resulted primarily from increased late charges. The increase in late charges is due to the increase in the servicing portfolio over fiscal 2000 and fiscal 1999, respectively.

Salaries and benefits expense increased 17.1% to $33.9 million for the year ended June 30, 2001, from $28.9 million for the year ended June 30, 2000 and increased 22.7% for fiscal 2000, from $23.6 million for the year ended June 30, 1999. The increase in fiscal 2001 is primarily the result of an increase in full-time equivalent ("FTE") employees. The increase for fiscal 2000 over fiscal 1999 is primarily the result of an increase in full-time equivalent ("FTE") employees and annual merit increases for the Company's existing employees. Average FTE's for the year ended June 30, 2001, were 698 compared to 585 for the year ended June 30, 2000 and 528 for the year ended June 30, 1999.

Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. Other general and administrative expense increased 11.0% to $23.3 million for the year ended June 30, 2001, from $21.0 million for the year ended June 30, 2000 and increased 10.4% for fiscal 2000, from $19.0 million for the year ended June 30, 1999. The increase in other general and administrative expenses in fiscal 2001 compared to fiscal 2000 is primarily attributed to outside services expense and receivable acquisition expenses. These expenses will generally increase as the Company's servicing portfolio increases. The increase in other general and administrative expenses for fiscal 2000 compared to fiscal 1999 is partially attributed to increased promotional expenses for the dealership and new dealer incentive programs. The Company also experienced higher expenses related to outside services and professional fees during fiscal 2000 compared to fiscal 1999.

Total operating expenses as a percentage of the average servicing portfolio was 1.76% for the year ended June 30, 2001 compared to 1.88% for the year ended June 30, 2000 and 1.82% for the year ended June 30, 1999. Total operating expenses for the year ended June 30, 2001 compared to June 30, 2000 increased 14.5%, however this increase is offset with a 22.4% increase in the average servicing portfolio. Total operating expenses increased 17.2% for the year ended June 30, 2000 compared to June 30, 1999, while the average servicing portfolio only increased by 13.7%

Provision for income taxes decreased by 70.7% to $3.1 million for the year ended June 30, 2001, from $10.7 million for the year ended June 30, 2000 and increased 18.9% for fiscal year 2000, from $9.0 million for the year ended June 30, 1999. The decrease in fiscal 2001 was the result of the decrease in earnings before income taxes and by a decrease in the effective tax rate. Beginning July 1, 2000, the Company decreased the effective tax rate by 4.5% to 36.5% from 38.2% (before permanent differences) to more accurately reflect the combined federal and state tax liability resulting from the Company's operations in the various jurisdictions in which the Company does business. The increase in fiscal 2000 was the result of the increase in earnings before income taxes. The effective tax rate for the year ended June 30, 1999 was 38.2%.

Cumulative effect of change in accounting principle. In the quarter ended June 30, 2001, the Company recorded a charge for a cumulative effect of a change in accounting principle of $989,000 (net of taxes of $568,000). This charge related to the implementation of the provisions of the Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 set forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 requires the prospective method of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as a result of factors such as credit losses and prepayment rates. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.


Financial Condition

Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes:

     o the principal balance of Receivables held for sale, net of unearned discount
     o    allowance for estimated credit losses
     o    receivables in process
     o    dealer premiums

The principal balance for receivables held for sale is lower at June 30, 2001 than at June 30, 2000 primarily because of the timing of the securitization in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Selected information regarding the Receivables held for sale, net and servicing portfolio at June 30, 2001 and 2000 is summarized in the following table.

                                                       June 30,
                                                2001              2000
                                           ---------------   ---------------
                                                    (In thousands)

        Receivables held for sale, net       $    42,770       $   206,701
        Allowance for credit losses          $    (2,216)      $    (2,978)
        Securitized assets serviced          $ 3,166,542       $ 2,676,655
        Total servicing portfolio            $ 3,210,755       $ 2,881,115


Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $37.5 million to $245.9 million at June 30, 2001, from $208.4 million at June 30, 2000. The Company's collections, detailed in the table below, are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the increase in Retained Interest:


     Balance at June 30, 2000                                        $ 208,431

     Amounts capitalized (including estimated dealer rebates)           99,585
     Collections                                                       (98,160)
     Accretion of discount                                              31,409
     Change in accelerated principal                                     4,741
     Change in spread accounts                                          31,472
     Other than temporary impairment                                   (28,577)
     Cumulative effect of change in accounting principle (1)            (1,557)
     Net change in unrealized gain                                      (1,468)
                                                                 --------------

     Balance at June 30, 2001                                        $ 245,876
                                                                 ==============


    (1) Represents the charge related to the implementation of EITF 99-20. See further discussion in "Item 8, Financial Statements and Supplementary Data
     - Note 1."

Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At June 30, 2001, the allowance relating to securitized receivables totaled $170.0 million, or 5.37% of the total securitized receivable portfolio, compared to $119.0 million, or 4.45%, at June 30, 2000. The key economic assumptions used to determine the fair value of Retained Interest at June 30, 2001 are shown in the following table:

                                                        June 30, 2001
                                                      ------------------

        Annual prepayment speed assumption              24.00% - 30.00%
        Tier I net credit loss assumption                 4.00% - 6.60%
        Discount rate assumption                         6.69% - 13.25%
        Weighted average discount rate                      11.51%


Notes payable were $5.2 million at June 30, 2001, compared to $152.2 million at June 30, 2000. The decrease is the result of funding some of the receivable acquisitions utilizing the proceeds from the rights offering and lower acquisition volume in the fourth quarter of fiscal 2001 compared to fiscal 2000 and the timing of the securitization transaction in the June 2001 quarter compared to the June 2000 quarter.

Term debt was $155.0 million at June 30, 2001, compared to $177.0 million at June 30, 2000. The decrease in Term debt was a result of a principal payment made on the term debt in August 2000 of $22.0 million.

Current and deferred income taxes payable. The Current and deferred income taxes payable totaled $5.9 million at June 30, 2001, compared to $9.7 million at June 30, 2000. The decrease is primarily the result of tax liability associated with current year earnings and offset by the tax payments made during the twelve months ended June 30, 2001.

Liquidity and Capital Resources

Sources and uses of cash in operations. The Company's business requires significant amounts of cash. Its primary uses of cash include:

     o    acquisition and financing of receivables
     o    payment of dealer premiums
     o securitization costs including cash held in Spread Accounts and similar cash collateral accounts under the credit facilities
     o servicer advances of payments on securitized receivables pursuant to securitization trust agreements
     o losses on derivative financial instruments realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the derivative financial instruments
     o    operating expenses
     o    payment of income taxes
     o    principal payments on term debt
     o    interest expense
     o    capital expenditures

The Company's primary sources of cash include:

     o standard servicing fees; generally 1.00% per annum of the securitized portfolio
     o    receipt of future servicing cash flows
     o    dealer premium rebates
     o gains on derivative financial instruments realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the derivative financial instruments
     o    interest income
     o    sales of receivables in securitization transactions
     o proceeds from sale of interest-only strips and notes priced at a premium in conjunction with securitization transactions
     o issuance of Class A Common Stock pursuant to the Company's rights offering

Net cash provided by operating activities was $78.7 million for the year ended June 30, 2001, compared to cash used in operating activities of $10.0 million for the year ended June 30, 2000. The change was primarily attributable to higher proceeds on receivables securitized than the purchase of receivables during the twelve months ended June 30, 2001. Net cash provided by investing activities was $60.6 million and $72.8 million for the years ended June 30, 2001 and 2000, respectively. The decrease over the prior year relates to the decrease in the change in the spread account and lower collection on Retained Interest but was partially offset by an increase in the accelerated principal. Net cash used in financing activities for fiscal 2001 was $83.2 million compared to net cash used by financing activities of $56.1 million in the prior fiscal year. The change was primarily a result of decreased warehouse borrowings at June 30, 2001, relative to the balance at June 30, 2000, partially offset by the proceeds from the rights offering during fiscal 2001.

The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including term debt, credit facilities and a $15 million working capital line. Historically, the Company has used the securitization of receivable pools as its primary source of funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $550 million, and $525.5 million was utilized at June 30, 2001. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitization transaction with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously discussed. The Company's ability to borrow under credit facilities is dependent upon its compliance with the terms and conditions of those facilities. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under the credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding, including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing and structure of its securitizations in the future depending on its cash position and available short-term funding.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on changes in interest rates. During fiscal 2001, derivative financial instrument transactions used cash of $21.7 million compared to cash provided of $5.3 million during fiscal 2000 as market interest rates generally declined during the year. Market rates may continue to decline for the next twelve months such that derivatives may continue to represent a significant use of cash in the next twelve months.

Warehouse facilities. The Company has credit facilities with independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350.0 million credit facility is insured by a surety bond while the two remaining $200.0 million credit facilities are not. At June 30, 2001 and 2000, $5.2 million and $152.2 million was utilized, and an additional $32.4 million and $47.1 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively. The credit facilities generally have a term of one year. Selected summary information about the credit facilities is shown below:

          Credit Facility        Outstanding          Expiration
             Capacity          at June 30, 2001          Date
        --------------------  ------------------- -------------------
                      (in millions)
               $ 350                 $5.2            August 2002
               $ 200                 None             March 2002
               $ 200                 None            August 2002


Working capital line. In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund the Company's short-term cash flow needs. The facility has a one year term, expiring July 3, 2002. The entire portion was available for use at June 30, 2001.

Term debt. The Company's term debt consists of Senior and Senior Subordinated Notes. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due annually on August 1 until maturity. The Notes currently have a private rating by Fitch of B+. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes have a current private rating by Fitch of B-. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes have a current private rating by Fitch of B+.

The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

As previously mentioned, in June 2001 the Company issued an additional 17.6 million shares and received net proceeds of $86.5 million in a subscription rights offering. The Company is pursuing a capital strategy, of which the offering was part, intended to enhance its ratio of equity to managed assets (including its securitized servicing portfolio) over time. The proceeds of the equity offering contributed to the increase in the Company's equity to managed assets to 5.61% as of June 30, 2001. The Company's objective is to raise the equity to managed assets ratio to approximately 8.00% over the next few years. In addition, the proceeds from the rights offering should result in lower levels of borrowing under the credit facilities which may reduce the Company's interest expense related to the acquisition of receivables for the twelve months ended June 30, 2002. It is not presently management's intention to seek to raise additional equity. Management believes that the proceeds of the rights offering, together with funds available from the credit facilities and funds provided by operations should be sufficient to support measured growth in receivable acquisitions, achieve an acceptable level of profitability and to allow the Company to meet term debt repayment obligations coming due in the next twelve months. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, dealer premium levels and similar matters. Moreover, as a result of the substantial increase in equity, the Company's rate of return on equity will be adversely impacted. See " Discussion of Forward-Looking Statements."

The Company's Board of Directors has approved charter amendments to, among other things, convert the outstanding Class B Common Stock to Class A Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors) and to separate the board of directors into three classes with staggered terms expiring in successive years. Assuming such amendments are duly approved by the shareholders and become effective, upon conversion of the shares of Class B Common Stock to Class A Common Stock, no shares of Class B
Common Stock will remain authorized. These amendments will be presented to the shareholders for approval at the 2001 annual meeting.

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Company's term notes and working capital line limit distributions to shareholders.

Asset Quality

During fiscal 2001, the annual net credit loss as a percentage of the average servicing portfolio increased from prior years. Based on delinquency during fiscal 2001 (described below) the increased losses during the year ended June 30, 2001 were anticipated by the Company. Recoveries as a percentage of gross charge-offs, on the Tier I portfolio, for the year ended June 30, 2001, decreased from the prior year. This percentage remains below management's expectations, and the Company continues to look for ways to increase it. The Company's new car franchised dealership in Indianapolis retails a portion of its repossessed automobiles. The net recovery rate recognized by the dealership for automobiles sold at retail during fiscal 2001 averaged 55.4%. Approximately 10.8% of the total repossessed automobiles were sold at retail through the dealership during fiscal 2001. The remaining repossessed vehicles are sold at wholesale through independent auction companies located throughout the United States of America. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                                                   Tier I Credit Loss Experience
                                                                   For the Years Ended June 30,
                                  ------------------------------------------------------------------------------------------------
                                      2001                              2000                            1999
                                  ------------------------------    -----------------------------   ------------------------------
                                   Number of                         Number of                       Number of
                                  Receivables        Amount         Receivables        Amount       Receivables         Amount
                                  -------------   --------------    -------------   -------------   -------------    -------------
                                                                      (Dollars in thousands)
Average servicing
   portfolio                           258,025      $ 3,223,966          221,948     $ 2,610,803         202,187      $ 2,269,177

Gross charge-offs                       10,809          132,415            8,548          95,815           7,752           82,436
Recoveries                                               52,381                           38,863                           32,525
                                                  --------------                    -------------                    -------------
 Net credit losses                                  $    80,034                      $    56,952                      $    49,911
                                                  ==============                    =============                    =============

Gross charge-offs as
   a percent of average
   servicing portfolio                   4.19%            4.11%            3.85%           3.67%           3.83%            3.63%
Recoveries as a percent
    of gross charge-offs                                 39.56%                           40.56%                           39.45%
Net annual credit losses
    as a percent of average
    servicing portfolio                                   2.48%                            2.18%                            2.20%


The cumulative credit loss assumptions used in fiscal 2001 were approximately the same as those used on the securitizations in fiscal 2000. The cumulative credit loss assumptions used in the fiscal 2001 securitizations ranged from 4.60% to 4.75% compared to 4.50% to 4.75% used in the fiscal 2000 securitizations. The original cumulative weighted average loss rates were 4.71% and 4.59% for securitizations during the fiscal years ended June 30, 2001 and 2000, respectively. The allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 5.37% at June 30, 2001, compared to 4.45% at June 30, 2000. The Company recorded a pre-tax charge of $28.6 million and $5.3 million during the years ended June 30, 2001 and 2000, respectively, on those pools which were deemed to have other than temporary impairment primarily due to the increase in the estimated credit loss assumptions.

The Company extensively analyzed loss predictability during the fiscal year ended June 30, 2001. A significant portion of this analysis was based on its unique database consisting of nine years of data encompassing almost $10.0 billion in receivables and over 600,000 customers. Significant enhancements were made during June and July 2001 in the Company's predictive loss methods and these enhancements were based on the historical database of receivable acquisitions. These enhancements incorporate additional factors to project portfolio performance based on historical experience. The results of the refined predictive loss method indicated that the losses in several of the Company's securitized pools were likely to be higher than previously expected. As a result, the Company's loss reserves were deemed insufficient and impairments were taken in fifteen pools, totaling $23.7 million before tax ($15.0 million after tax) during the quarter ended June 30, 2001.

Set forth below is certain information concerning the delinquency experience on the fixed rate retail automobile receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                                                      Tier I Delinquency Experience
                                                                                At June 30,
                                                           2001                                  2000
                                                       --------------------------------      ---------------------------------
                                                                             (Dollars in thousands)
                                                         Number of                             Number of
                                                        Receivables          Amount           Receivables          Amount
                                                       --------------     -------------      --------------     --------------
Servicing portfolio                                          256,252       $ 3,192,472             235,732        $ 2,848,150
Delinquencies
     30-59 days                                                5,247            61,316               4,204             45,442
     60-89 days                                                2,841            36,194               2,176             25,250
     90 days or more                                           1,219            14,805                 886              9,710
                                                       --------------     -------------      --------------     --------------
Total delinquencies                                            9,307       $   112,315               7,266        $    80,402
                                                       ==============     =============      ==============     ==============
Total delinquencies
    as a % of servicing portfolio                              3.63%             3.52%               3.08%              2.82%


As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over increased to 3.52% at June 30, 2001, from 2.82% at June 30, 2000, for the Tier I portfolio. Beginning in January 2001, the Company anticipated that the delinquency percentage would increase throughout the remaining fiscal year due to the decrease in the servicing portfolio as a result of the reduction in acquisition volume during the second half of fiscal 2001. In addition, the Company has experienced an increase in the number of accounts declaring bankruptcy, in part due to the proposed Bankruptcy Reform Act. For the quarter ended June 30, 2001, the number of bankruptcy filings by obligors on receivables in the Company's portfolio increased by approximately 32.7% when compared to the average quarterly bankruptcy filings for the previous four fiscal quarters of 2001. The Company believes that customers are declaring bankruptcy now versus later for fear that if the Bankruptcy Reform Act passes in Congress, the new legislation will make declaring bankruptcy more difficult and costly. As of June 30, 2001, the accounts in bankruptcy accounted for 0.74% of the total delinquency of 3.52%. This is compared to 0.60% at June 30, 2000.

Discussion of Forward-Looking Statements

This report contains forward-looking statements made by the Company regarding its results of operations, cash flow needs and liquidity, receivable acquisition volume, targeted return on managed assets and profitability and targeted spreads, estimates of future cash flows and losses, changes in competitive environment, market expansion and other aspects of its business. Similar forward-looking statements may be made by the Company orally, or in writing, from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Among these factors are the following:

Capital requirements and availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash-effect of hedging transactions, the availability of external credit enhancement in securitizations or other financing transactions and the other factors that affect the net cash provided by securitizations (at closing and over time) as well as the percentage of principal amount of receivables acquired for which the Company can obtain warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic securitizations of its receivable portfolio and the terms of such securitizations which are dependent on market factors, generally, changes in interest rates, demand for asset-backed securities and the asset-backed securities offered in the Company's securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its term notes and credit facilities and/or its ability to obtain funding to replace and/or supplement such facilities should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's operations may be adversely affected, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the credit facilities.

Receivable acquisition volume, spread and growth. Many factors affect the Company's receivable acquisition volume and spread, which have significant impact on the Company's net earnings. Volume is affected by overall demand for new and used automobiles in the economy generally, the willingness of automobile dealers to forward prospective customers' applications to the Company, as well as the number of qualified customers whose credit is approved and whose receivables are ultimately acquired by the Company. Competition can impact significantly both acquisition volume and the interest rate at which receivables are purchased. Generally, competition in the Company's business is intense. The buy rate offered by the Company is a significant competitive factor. A competitor offering a lower buy rate may be more likely to acquire a receivable. The growth of the Company's servicing portfolio will depend significantly on the receptivity to the Company's program of new dealers in existing geographic markets as well as new markets and the continued stability of the Company's relationships with its existing dealer network.

Interest rate risk. The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. In addition, the commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, may from time to time in the future, provide for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate derivative arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on these receivables. The Company realizes a gain on its hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. The hedging gain or loss should substantially offset changes in interest rates as seen by reporting a lower or higher gain on sales of receivables, respectively. Prior to July 1, 2000, the recognition of unrealized gains or losses was deferred until the sale of receivables during the securitization. On the date of the sale, deferred hedging gains and losses were recognized as a component of the Gain (Loss) on Sales of Receivables. Effective July 1, 2000, the Company adopted the provisions of SFAS No. 133 and now recognizes these gains or losses quarterly. Hedging transactions represent a use of cash during periods of declining rates. Rapid or prolonged decreases in market interest rates can result in significant demands for cash, potentially decreasing the Company's cash resources in the short term.

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

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. In addition, the commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which the Company may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate derivative arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on these receivables. The Company realizes a gain on its economic hedging transactions during periods of increasing interest rates and realizes a loss on such transactions during periods of decreasing interest rates. Prior to July 1, 2000, the economic hedging gain or loss substantially offset changes in interest rates as seen by reporting a lower or higher gain on sale of receivables, respectively. Also, prior to July 1, 2000, recognition of unrealized gains or losses was deferred until the sale of receivables during the securitization and on the date of the sale, deferred hedging gains and losses were recognized as a component of the Gain (loss) on sales of receivables. On the date of the sale, deferred hedging gains and losses were recognized as a component of the Gain (Loss) on Sales of Receivables. Beginning on July 1, 2000, both the Gain (loss) on interest rate derivatives on securitized receivables and the Gain (loss) on interest rate derivatives on held for sale receivables were reflected on the Consolidated Statement of Earnings. The economic hedging gain or loss should substantially offset changes in interest rates as seen by reporting a lower or higher gain on sale of receivables, respectively. At June 30, 2001, the Company has an unrealized hedging gain on forward interest rate derivatives of $71,000 based on notional amounts outstanding of $151.4 million. At June 30, 2000, the Company had an unrealized hedging loss on forward interest rate derivatives of $1.3 million based on notional amounts outstanding of $426.5 million. The fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and term debt at June 30, 2001:

                                        Fiscal Year Ending June
                                                  30,
                                         2002            2003             Total       Fair Value
                                     -------------    ------------     ------------   ------------
                                                           (Dollars in thousands)
Notes Payable                            $  5,215       $       -        $   5,215      $   5,215
   Weighted average variable rate           6.79%               -            6.79%

Term debt                                $ 43,667       $ 111,333        $ 155,000      $ 151,975
   Weighted average fixed rate              8.14%           8.86%            8.66%


Sensitivity analysis on Retained Interest

The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect the customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplementary Data - Notes 1 and 5."

At June 30, 2001, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows (dollars in thousands):

Amounts as of June 30, 2001                                      Tier I                 Tier II              Total

Fair value of retained interest (1)                          $      253,202           $      1,218       $   254,420

Prepayment speed assumption (annual rate)                   24.00% - 30.00%                 30.00%

Impact on fair value of 10% adverse change                   $      244,855           $      1,208       $   246,063
Impact on fair value of 20% adverse change                   $      237,018           $      1,199       $   238,217

Net loss rate assumption (pool life rate)                   4.00% - 6.60%                   12.00%

Impact on fair value of 10% adverse change                   $      223,614           $        890       $   224,504
Impact on fair value of 20% adverse change                   $      194,306           $        583       $   194,889

Discount rate assumption (annual rate)                      6.69% - 13.25%                  10.22%

Impact on fair value of 10% adverse change                   $      247,431           $      1,198       $   248,629
Impact on fair value of 20% adverse change                   $      241,897           $      1,178       $   243,075


(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference primarily relates to the inventory value of repossessed automobiles that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

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

Item 8.           Financial Statements and Supplementary Data

Independent Auditors' Reports

Board of Directors
Union Acceptance Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Union Acceptance Corporation and Subsidiaries (collectively, the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for derivative instruments and hedging activities and , effective April 1, 2001, the Company changed its method of recognizing interest income and determining other than temporary impairments

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
July 20, 2001


CONSOLIDATED BALANCE SHEETS
AT JUNE 30,                                                                    2001               2000
(Dollars in thousands, except share data)
-----------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                        $ 70,939         $ 14,792
Restricted cash                                                                     4,331           13,010
Receivables held for sale, net                                                     42,770          206,701
Retained interest in securitized assets                                           245,876          208,431
Accrued interest receivable                                                           375            1,727
Property, equipment, and leasehold improvements, net                                9,047            9,494
Other assets                                                                       23,697           23,983
                                                                          ----------------     ------------

  Total Assets                                                                  $ 397,035        $ 478,138
                                                                          ================     ============

Liabilities and Shareholders' Equity

Liabilities
Notes payable                                                                     $ 5,215        $ 152,235
Term debt                                                                         155,000          177,000
Accrued interest payable                                                            4,544            5,408
Amounts due to trusts                                                              19,822           14,487
Dealer premiums payable                                                               533            3,663
Current and deferred income taxes payable                                           5,856            9,740
Other payables and accrued expenses                                                 6,197            5,576
                                                                          ----------------     ------------

  Total Liabilities                                                               197,167          368,109
                                                                          ----------------     ------------

Commitment and Contingencies (Note 11)                                                  -                -

Shareholders' Equity
Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                                        -                -

Class A Common Stock, without par value, authorized 30,000,000 shares;
  23,498,048 and 5,816,024 shares issued and outstanding at June 30, 2001
  and 2000, respectively                                                          145,208           58,632

Class B Common Stock, without par value, authorized 20,000,000 shares;
  7,396,608 and 7,461,608 shares issued and outstanding at
  June 30, 2001 and 2000, respectively                                                  -                -

Accumulated other comprehensive earnings, net of income taxes                       2,632            3,564

Retained earnings                                                                  52,028           47,833
                                                                          ----------------     ------------

  Total Shareholders' Equity                                                      199,868          110,029
                                                                          ----------------     ------------

  Total Liabilities and Shareholders' Equity                                    $ 397,035        $ 478,138
                                                                          ================     ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED JUND 30,                                                     2001               2000                 1999
(Dollars in thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------

Interest on receivables held for sale                                             $ 39,795           $ 37,461            $ 33,015
Retained interest and other                                                         32,618             24,963              20,463
                                                                             --------------     --------------      --------------

   Total interest income                                                            72,413             62,424              53,478
Interest expense                                                                    33,794             29,663              27,906
                                                                             --------------     --------------      --------------

   Net interest margin                                                              38,619             32,761              25,572
Provision for estimated credit losses                                                3,240              3,000               5,879
                                                                             --------------     --------------      --------------
   Net interest margin after provision
      for estimated credit losses                                                   35,379             29,761              19,693

Gain on sales of receivables, net                                                   14,620             16,883              19,133
Gain (loss) on interest rate derivatives on securitized receivables                (21,714)                 -                   -
Gain (loss) on interest rate derivatives on held for sale receivables                   60                  -                   -
Servicing fee income                                                                30,199             24,612              21,716
Late charges and other fees                                                          6,947              6,337               5,349
                                                                             --------------     --------------      --------------

   Other revenues                                                                   30,112             47,832              46,198
                                                                             --------------     --------------      --------------

Salaries and benefits                                                               33,868             28,915              23,572
Other expenses                                                                      23,306             20,998              19,016
                                                                             --------------     --------------      --------------

   Total operating expenses                                                         57,174             49,913              42,588
                                                                             --------------     --------------      --------------

Earnings before provision
   for income taxes                                                                  8,317             27,680              23,303
Provision for income taxes                                                           3,133             10,675               8,979
                                                                             --------------     --------------      --------------

Net earnings before cumulative effect of change in accounting principle              5,184             17,005              14,324
Cumulative effect of change in accounting principle, less applicable
  taxes of $568  (Note 1)                                                              989                  -                   -
                                                                             --------------     --------------      --------------

   Net earnings                                                                    $ 4,195           $ 17,005            $ 14,324
                                                                             ==============     ==============      ==============

Net earnings per common share before cumulative effect of
  change in accounting principle (basic and diluted)                                $ 0.37             $ 1.28              $ 1.08
Cumulative effect of change in accounting principle (Note 1)                         (0.07)                 -                   -
                                                                             --------------     --------------      --------------

   Net earnings per common share (basic and diluted)                                $ 0.30             $ 1.28              $ 1.08
                                                                             ==============     ==============      ==============

Basic weighted average number of common shares
     outstanding                                                                14,108,039         13,267,493          13,241,593
Dilutive effect of common stock options                                             19,809             25,777              12,053
                                                                             --------------     --------------      --------------
Diluted weighted average number of common shares
     outstanding                                                                14,127,848         13,293,270          13,253,646
                                                                             ==============     ==============      ==============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,                                                           2001             2000              1999
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                                        $ 4,195         $ 17,005         $ 14,324
   Adjustments to reconcile net earnings to net cash
   from operating activities:
     Purchases of receivables held for sale                                        (1,601,076)      (1,439,903)      (1,469,856)
     Principal collections on receivables held for sale                                24,487           10,177           30,684
     Dealer premiums paid, net on receivables held for sale                           (46,720)         (34,807)         (51,122)
     Proceeds from securitization of receivables held for sale                      1,733,020        1,484,500        1,288,071
     Gain on sales of receivables held for sale                                       (53,689)         (32,060)         (48,622)
     Proceeds on sale of interest-only strip                                                -                -            2,847
     Impairment of retained interest in securitized assets                             28,577            5,284           11,917
     Cumulative effect of change in accounting principal (Note 1)                       1,557                -                -
     Accretion of discount on retained interest in securitized assets                 (31,409)         (23,594)         (18,337)
     Provision for estimated credit losses                                              3,240            3,000            5,879
     Amortization and depreciation                                                      5,637            4,050            4,688
     Restricted cash                                                                    8,678             (794)           5,551
     Other assets and accrued interest receivable                                       1,045              236           (1,983)
     Amounts due to trusts                                                              5,335            1,335           (2,358)
     Other payables and accrued expenses                                               (4,149)          (4,403)           7,276
                                                                                 --------------   --------------    -------------
      Net cash provided by (used in) operating activities                              78,728           (9,974)        (221,041)
                                                                                 --------------   --------------    -------------

Cash flows from investing activities:
  Collections on retained interest in securitized assets                               93,420           64,332           66,786
  Changes in spread accounts                                                          (31,472)          11,258           (1,752)
  Capital expenditures                                                                 (1,363)          (2,816)          (1,794)
                                                                                 --------------   --------------    -------------
     Net cash provided by investing activities                                         60,585           72,774           63,240
                                                                                 --------------   --------------    -------------

Cash flows from financing activites:
  Principal payment on term debt                                                      (22,000)         (22,000)         (22,000)
  Stock options exercised                                                                   -               93                2
  Issuance of common stock, net of offering costs of $1,525                            86,475                -                -
  Net change in notes payable                                                        (147,020)         (33,265)         112,377
  Payment of borrowing fees                                                              (621)            (924)            (102)
                                                                                 --------------   --------------    -------------
      Net cash provided by (used in) financing activities                             (83,166)         (56,096)          90,277
                                                                                 --------------   --------------    -------------

Change in cash and cash equivalents                                                    56,147            6,704          (67,524)

Cash and cash equivalents, beginning of period                                         14,792            8,088           75,612
                                                                                 --------------   --------------    -------------

Cash and cash equivalents, end of period                                             $ 70,939         $ 14,792          $ 8,088
                                                                                 ==============   ==============    =============

Supplemental disclosures of cash flow information:
Income taxes paid                                                                     $ 5,893         $ 19,338          $ 2,661
                                                                                 ==============   ==============    =============
Interest paid                                                                        $ 33,248         $ 28,545         $ 28,276
                                                                                 ==============   ==============    =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands, except per share data)
                                         Number of Common Stock                          Accumulated
                                           Shares Outstanding                               Other                      Total
                                     --------------------------------        Common      Comprehensive  Retained    Shareholders'
                                        Class A           Class B            Stock         Income       Earnings        Equity
                                     --------------------------------------------------------------------------------------------

Balance at July 1, 1998                  4,376,446        8,855,036         $ 58,360         $ 7,609    $ 16,504       $ 82,473
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings:
Net loss                                         -                -                -               -      14,324         14,324
  Net unrealized loss on retained
    interest in securitized assets               -                -                -         (11,961)          -        (11,961)
  Incomes taxes related to unrealized
    loss in securitized assets                   -                -                -           4,551           -          4,551
                                                                                                                    -------------
Total comprehensive earnings                                                                                              6,914
Grants of common stock                      17,778                -               90               -           -             90
Stock options exercised                        350                -                2               -           -              2
Conversion of Class B Common Stock
  into Class A Common Stock                704,770         (704,770)               -               -           -              -
                                     ---------------    -------------      -----------   -------------  ----------  -------------

Balance at June 30, 1999                 5,099,344        8,150,266           58,452             199      30,828         89,479
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                                     -                -                -               -      17,005         17,005
  Net unrealized gain on retained
    interest in securitized assets               -                -                -           5,416           -          5,416
  Incomes taxes related to unrealized
    gain in securitized assets                   -                -                -          (2,051)          -         (2,051)
                                                                                                                    -------------
Total comprehensive earnings                                                                                             20,370
Grants of common stock                      10,550                -               75               -           -             75
Stock options exercised                     17,472                -               93               -           -             93
Other                                            -                -               12               -           -             12
Conversion of Class B Common Stock
  into Class A Common Stock                688,658         (688,658)               -               -           -              -
                                     ---------------    -------------      -----------    -----------  -----------    -----------

Balance at June 30, 2000                 5,816,024        7,461,608           58,632           3,564      47,833        110,029
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                                     -                -                -               -          4,195       4,195
  Net unrealized loss on retained
    interest in securitized assets               -                -                -          (1,468)             -      (1,468)
  Incomes taxes related to unrealized
    loss in securitized assets                   -                -                -             536              -         536
                                                                                                                      -----------
Total comprehensive earnings                                                                                              3,263
Issuance of common stock, net of                                  -                                -              -           -
  offering costs of $1,525              17,600,000                            86,475                                     86,475
Grants of common stock                      17,024                -              101               -              -         101
Conversion of Class B Common Stock
  into Class A Common Stock                 65,000          (65,000)               -               -              -           -
                                     ---------------    -------------      -----------    ------------ -----------    -----------

Balance at June 30, 2001                23,498,048        7,396,608        $ 145,208         $ 2,632    $ 52,028      $ 199,868
                                     ===============    =============      ===========    ===========  ===========    ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED JUNE 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Union Acceptance Corporation ("UAC") is an Indiana corporation. UAC and its subsidiaries (collectively, the "Company") are engaged primarily in the business of acquiring, securitizing, and servicing retail automobile installment sales contracts originated by dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. Until January 1999, the Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II"). The Company discontinued the acquisition of Tier II receivables effective January 1, 1999. The Company currently acquires receivables from a network of over 5,600 automobile dealerships in 40 states.

Basis  of  Financial  Statement   Presentation  -  The  consolidated   financial
statements include the accounts of UAC and its wholly-owned subsidiaries:

     o    Circle City Car Company
     o    Performance Funding Corporation (1)
     o    Performance Securitization Corporation
     o    UAC Boat Funding Corp. (1)
     o    UAC Finance Corporation
     o    UAC Securitization Corporation
     o    UAFC  Corporation   (formerly  known  as  Union   Acceptance   Funding
          Corporation)
     o    UAFC-1 Corporation
     o    UAFC-2 Corporation
     o    Union Acceptance Funding Corporation
     o    Union Acceptance Receivables Corporation
          (1)  Effective  March 31, 2000, UAC Boat Funding Corp. was merged into
               Performance   Funding   Corporation,   and  Performance   Funding
               Corporation was merged into UAC.

All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of Retained interest in securitized assets, Gain on sales of receivables and the allowance for credit losses.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash - Restricted cash consists of funds held in reserve  accounts in
compliance   with  the  terms  of  the   credit   facilities'   agreements   and
securitization payahead accounts.

Receivables Held for Sale, Net - All receivables are held for sale and include automobile, light-truck, van, and other receivables including dealer premiums which are incentives paid to dealers in connection with the acquisition of receivables. Such receivables are packaged and sold through asset-backed securitization transactions and are carried at their principal amount outstanding plus dealer premiums (amortized cost) which approximates the lower of cost or market, net of unearned discount and the allowance for credit losses. Interest on these receivables is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization.
The Company accrues interest on receivables until the earlier of an account being charged-off or becoming 120 days delinquent.

Receivables held for sale, net includes dealer premiums. Dealer premiums are capitalized and included as basis in the receivables and are charged to gain on sale of receivables, net at the time of sale. A portion of the dealer premiums is refundable by the dealer to the Company in the event of receivable prepayment or default.

Accrued Interest Receivable - Accrued interest receivable represents interest earned but not collected on receivables held for sale.

Property, Equipment, and Leasehold Improvements, Net - Property, equipment, and leasehold improvements are recorded at cost. Depreciation is determined primarily on accelerated methods over the estimated useful lives of the respective assets.

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobiles or credit card receivables. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in securitizations during the fiscal year ended June 30, 2001 has been in the form of a specific cash account ("Spread Account") held by the Trust, a surety bond, and one or more subordinate classes of notes. The Spread Accounts are required by the applicable servicing agreement to be maintained at specified levels.

At the closing of each securitization, the Company allocates its basis in the receivables between the portion of the receivables sold through the securities and the portion of the receivables retained from the securitizations ("Retained Interest") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest. Retained Interest consists of the discounted estimated cash flows to be received by the Company. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, and economic hedging gains and losses, equals the net economic gain on sale of receivables recorded by the Company. The net economic gain is the sum of the Gain on sales of receivables, net and the Gain (loss) on interest rate derivatives on securitized receivables.

The Company receives base servicing fees for the servicing and collection of the receivables. The Company is entitled to the residual cash flows from the trust (Retained Interest) that represent collections on the receivables in excess of the amounts required to pay the principal and interest on the securities issued in the securitization, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the receivables are allocated first to the base servicing fees, then to the security holders for interest at the interest rate on the securities plus principal as defined in the applicable servicing agreement, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company with such amounts included as a component of the Retained Interest. Once the required Spread Account level is achieved, the excess is released from the Trust to the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the applicable servicing agreement. The specified credit enhancement levels are defined in the applicable servicing agreement as the Spread Account balance and the subordinate class of notes expressed generally as a percentage of the original collateral principal balance.

The average of the interest rates received on the receivables exceeds the interest rates paid on the securities issued in the securitization. Accordingly, the Retained Interest described above is a significant asset of the Company. In determining the fair value of the Retained Interest, the Company must estimate the future rates of net credit losses and credit loss severity, delinquencies and prepayments, as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company uses annual prepayment estimates on receivables. The Company estimates net credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company uses net credit losses for receivables as a percentage of the original principal balance over the life of the receivables to value Retained Interest.

The Company records unrealized gains or losses attributable to the change in the fair value of the Retained Interest in each securitization, which are recorded as "available-for-sale" securities, net of related income taxes, until realized. The unrealized gains or losses are recorded as "Accumulated other comprehensive income" in shareholders' equity. The Company is not aware of an active market for the purchase or sale of Retained Interest, and accordingly, the Company determines the estimated fair value of the Retained Interest by discounting the expected cash flows to be released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. Beginning in the fourth quarter of fiscal 1999, tiered discount rates are used based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury Rate. The Company utilizes discount rates to estimate cash flows to be released from the Spread Account to value the Retained Interest.

Until April 1, 2001, the Company applied certain provisions of EITF Issue No. 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" ("EITF 93-18") regarding impairment. EITF 99-20 no longer allows for temporary impairments which are based on fair values discounted at risk free rates. An other than temporary impairment adjustment to the carrying value of the Retained Interest may be required if the present value of an individual Retained Interest (the pool by pool method), is less than its carrying value. In addition, management evaluates and adjusts accordingly, if determined necessary, Retained Interest using a pool by pool method by reviewing current economic trends and trends in the assumptions to determine if the Retained Interest is other than temporarily impaired. Other than temporary impairment adjustments are recorded as a component of Gain on sales of receivables, net.

In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 requires the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

The Company implemented EITF 99-20 April 1, 2001. The write-down associated with this implementation of EITF 99-20 was reported as a "cumulative effect of a change in accounting principle" and is reported on a prospective basis. The after-tax cumulative effect charged to earnings was approximately $1.0 million related to the adoption of EITF 99-20.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain additional disclosures. SFAS No. 140 was effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements, which have been adopted by the Company in these financial statements, are required for financial statements for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

Inventory - Inventories consist primarily of pre-owned vehicles valued at the lower of cost or market. Market is considered to be the current wholesale market value.

Servicing Fee Income - Servicing fee income includes the contractual fee, typically one percent of receivables serviced, earned from each trust.

Common Stock - In election of directors, the holders of Class B Common Stock are entitled to five votes per share, and the holders of Class A Common Stock are entitled to one vote per share. On all matters other than the election of directors, holders of Class B and holders of Class A have one vote per share and vote as a single class.

The Company's Board of Directors has approved charter amendments to, among other things, convert the outstanding Class B Common Stock to Class A Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors) and to separate the board of directors into three classes with staggered terms expiring in successive years. Assuming such amendments are duly approved by the shareholders and become effective, upon conversion of the shares of Class B Common Stock to Class A Common Stock, no shares of Class B
Common Stock will remain authorized. These amendments will be presented to shareholders for approval at the 2001 annual meeting.

The Company's charter provides that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 65,000, 688,658 and 704,770 shares of Class B Common Stock were converted to shares of Class A Common Stock during fiscal 2001, 2000 and 1999, respectively.

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

Derivative Financial Instruments - The Company uses derivative financial instruments as a means of managing the interest rate exposure of its fixed-rate receivables held for sale and forecasted receivable production through the anticipated maturity of the receivable and does not use them for trading purposes. Since March 1999, the Company utilizes a hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. Prior to July 1, 2000, associated gains or losses on the terminated interest rate derivatives were included in income at the time the designated receivables were sold and as such were included in the determination of the gain on sales of receivables. To qualify for such accounting, the interest rate derivatives were designated to the receivables and alter the receivables' interest rate characteristics.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133), as amended, was effective July 1, 2000. On July 1, 2000, the Company recorded a liability in "Other payables and accrued expenses" of approximately $1.3 million and a corresponding charge of approximately $1.3 million to "Gain (loss) on interest rate derivatives on held for sale receivables" on the consolidated statement of earnings. Although the quarterly earnings for the fiscal year ended June 30, 2001 were impacted by SFAS No. 133, for the fiscal year ended June 30, 2001, SFAS No. 133 did not have a material impact on the consolidated statement of earnings.

Earnings Per Share - Options to purchase shares of Class A Common Stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period. The following chart indicates the numbers of options to purchase shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

                            For the years ended
                        2001        2000        1999
                     -----------  ---------  ----------
                        982,250    429,323     324,666


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

2.   RECEIVABLES HELD FOR SALE, NET

Receivables held for sale, net are as follows (in thousands) at:

                                                      June 30,
                                                  2001       2000
                                                ---------- ----------

          Principal balance of receivables       $ 43,793  $ 203,823
          Dealer Premiums                           1,109      5,369
          Allowance for credit losses              (2,216)    (2,978)
          Other                                        84        487
                                                ---------- ----------
                                                 $ 42,770  $ 206,701
                                                ========== ==========


Activity in the allowance for credit losses on receivables held for sale is as follows (in thousands):

                                                    Year ended June 30,
                                               2001        2000        1999
                                             ----------  ----------  ----------

Balance at the beginning of the period          $2,978      $2,754      $1,916
   Charge-offs                                  (8,299)     (5,638)     (7,708)
   Recoveries                                    4,297       2,862       2,667
   Provision for estimated credit losses         3,240       3,000       5,879
                                             ----------  ----------  ----------
Balance at the end of the period                $2,216      $2,978      $2,754
                                             ==========  ==========  ==========


Notional amounts and gain (loss) on interest rate derivatives on held for sale receivables are as follows (in thousands) at:

                                                              June 30,
                                                        2001           2000
                                                    -------------   ------------

Notional amounts outstanding                           $ 151,400      $ 426,477
Gains (loss) on interest rate derivatives
     on held for sale receivables (1)                  $      71        N/A
Unrealized loss on economic hedging transaction (1)     N/A           $  (1,320)

(1) See "Note 1" for discussion regarding the change in the accounting treatment for derivative financial instruments.


The Company had two interest rate derivative agreements outstanding at June 30, 2001 with notional amounts totaling $151.4 million with maturity dates of October 2007. With these interest rate derivative agreements, the Company's interest rate risk is capped at 4.74% on $81.0 million and 5.09% on $70.4 million. The agreements outstanding at June 30, 2001 were for existing receivables outstanding of $43.8 million and projected future acquisitions of $107.6 million.

During fiscal 2001, the net gain (loss) on interest rate derivatives on securitized receivables was ($21.7) million. This is compared to net gain (loss) on interest rate derivatives of approximately $5.3 million, and ($3.2) million during fiscal 2000 and 1999, respectively, and are recorded as a component of the Gain on sale of receivables, net. See Note 1 for a discussion of the impact of SFAS No. 133.

3.   SERVICED RECEIVABLES

The principal balance of receivables serviced are as follows (in thousands) at:

                                                        June 30,
                                                 2001              2000
                                             --------------   ---------------
Receivables held for sale:
     Tier I (net of unearned discount)            $ 43,168         $ 202,167
     Other (including Tier II)                         705             1,738
                                             --------------   ---------------
                                                    43,873           203,905

Securitized receivables                          3,166,542         2,676,655

Other receivables serviced                             340               555
                                             --------------   ---------------
                                               $ 3,210,755       $ 2,881,115
                                             ==============   ===============


Certain characteristics of receivables serviced are as follows (in thousands) at:

                                                             June 30,
                                                         2001         2000
                                                       ----------  -----------

Weighted averaged interest rate (Tier I)                  13.34%       13.30%
Average receivable balance (Tier I)                     $ 12,458     $ 12,082
Weighted Average term remaining (Tier I) ( in months)       57.1         57.6




The largest concentration of receivables acquired from dealers in individual states are in Texas, North Carolina, and California. The receivables acquired and receivable servicing portfolio in these states are shown in the following table:

                                                                               North
                                                              Texas          Carolina       California
                                                           -------------   -------------   -------------
Customers as a % of total receivables acquired
   during the year ended June 30, 2001                           9.7%            7.5%            8.5%
Customers as a % of receivable servicing portfolio
   at June 30, 2001                                             11.3%            9.6%            9.0%


A significant adverse change in the economic climate in Texas, North Carolina, California or other states could potentially result in fewer receivables acquired as well as impact the recoverability of Retained Interest. No individual dealer or group of affiliated dealers accounted for more than 2.1% of the Company's receivable acquisitions during the year ended June 30, 2001.

4.   PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net are as follows (in thousands) at:

                                           June 30,
                                     2001            2000
                                  ------------   -------------

Building                              $ 4,491         $ 4,376
Leasehold improvements                  1,645           1,487
Land                                      524             416
Equipment                               9,698           9,067
Accumulated depreciation               (7,311)         (5,852)
                                  ------------   -------------
                                      $ 9,047         $ 9,494
                                  ============   =============

5.   RETAINED INTEREST IN SECURITIZED ASSETS

The carrying amount of Retained interest in securitized assets is as follows (in thousands) at:

                                                                           June 30,
                                                                     2001               2000
                                                                ----------------   ---------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                               $ 360,722         $ 287,661
Estimated dealer premium rebates refundable                              15,403            18,133
Estimated credit losses on securitized receivables                     (170,151)         (119,003)
Accelerated principal (1)                                                28,823            24,082
Spread accounts                                                          90,135            58,663
Discount to present value                                               (79,056)          (61,105)
                                                                ----------------   ---------------
                                                                      $ 245,876         $ 208,431
                                                                ================   ===============

Outstanding balance of securitized receivables serviced             $ 3,166,542       $ 2,676,655
                                                                ================   ===============

Estimated credit losses as a percentage of
  securitized receivables serviced                                        5.37%             4.45%
Weighted average discount rate                                           11.51%            13.78%
Weighted average original contract life (in months)                        74.8              74.0


(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.



Retained interest in securitized assets activity is as follows (in thousands):

                                                           Year ended June 30,
                                                   2001          2000         1999
                                                ------------  ------------ ------------

Balance at beginning of period                    $ 208,431     $ 191,029    $ 171,649
Amounts capitalized (including estimated
  dealer rebates)                                    99,585        69,266       89,955
Collections                                         (98,160)      (87,529)     (67,671)
Accretion of discount                                31,409        23,594       18,337
Change in accelerated principal                       4,741        23,197          885
Change in spread accounts                            31,472       (11,258)       1,752
Other than temporary impairments                    (28,577)       (5,284)     (11,917)
Cumulative effect of change in accounting principle ((1,557)            -            -
Net change in unrealized gain (loss)                 (1,468)        5,416      (11,961)
                                                ------------  ------------ ------------

Balance at end of period                          $ 245,876     $ 208,431    $ 191,029
                                                ============  ============ ============


(1) Represents the charge related to the implementation of EITF 99-20. See further discussion in Note 1.

Spread account activity is as follows (in thousands):

                                                                               Year ended June 30,
                                                                    2001              2000             1999
                                                               ----------------  ---------------  ----------------
Balance at beginning of period                                        $ 58,663         $ 69,921          $ 68,169
Excess cash flows deposited to spread accounts                          80,394           48,851            50,788
Initial spread account deposits                                          6,392            5,125             2,011
Interest earned on spread accounts                                       4,017            3,372             3,313
Less: excess cash flows released to the Company                        (59,331)         (68,606)          (54,360)
                                                               ----------------  ---------------  ----------------

Balance at end of period                                              $ 90,135         $ 58,663          $ 69,921
                                                               ================  ===============  ================


The weighted average yield on spread accounts was 5.40%, 5.69%, and 4.75% for the years ended June 30, 2001, 2000, and 1999, respectively. The weighted average yield at June 30, 2001, 2000, and 1999 was 4.07%, 6.46%, and 4.79%,
respectively.

At June 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in assumed economics is as follows (dollars in thousands):

Amounts as of June 30, 2001                                        Tier I                    Tier II           Total
Fair value of retained interest (1)                                 $ 253,202                $ 1,218         $ 254,420

Prepayment speed assumption (annual rate)                     24.00% - 30.00%                 30.00%

Impact on fair value of 10% adverse change                          $ 244,855                $ 1,208         $ 246,063
Impact on fair value of 20% adverse change                          $ 237,018                $ 1,199         $ 238,217

Net loss rate assumption (pool life rate)                       4.00% - 6.60%                 12.00%

Impact on fair value of 10% adverse change                          $ 223,614                  $ 890         $ 224,504
Impact on fair value of 20% adverse change                          $ 194,306                  $ 583         $ 194,889

Discount rate assumption (annual rate)                         6.69% - 13.25%                 10.22%

Impact on fair value of 10% adverse change                          $ 247,431                $ 1,198         $ 248,629
Impact on fair value of 20% adverse change                          $ 241,897                $ 1,178         $ 243,075

(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference primarily relates to the inventory value of repossessed automobiles that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See - "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Discussion of Forward-Looking Statements."

The following table summarizes the cash flows from (paid to) the Trusts:

                                                               Year ended
                                                                 June 30,
                                                                   2001
                                                           -----------------
     Proceeds from new securitizations                          $ 1,733,020
     Purchase of modified receivables from Trusts                  $ (5,102)
     Servicing fees received from Trusts                           $ 29,463
     Excess cash flows received from Trusts                        $ 62,756
     Net interest advances to (from) Trusts                           $ 402
     Interest from trust (1)                                        $ 1,701

     (1) Represents interest received on certain cash accounts contained in the Trusts as provided by the applicable servicing agreement.

Key economic assumptions used in measuring the fair value of Retained Interest at the date of securitization resulting from securitizations completed during fiscal year 2001 (weighted based on principal amounts securitized) were as follows:

     Discount rate used to determine expected
        cash flows released from spread account                  14.35%
     Estimated credit losses                                      4.71%
     Prepayment assumptions                                      25.31%
     Weighted average life (in months)                             71.5


Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for the fiscal year ended June 30, 2001 is calculated based on all securitizations occurring during that fiscal year.


                                           Losses as of
                                             June 30,
                                               2001
                                           ----------
     Actual to date                            0.46%
     Projected                                 4.57%
                                           ----------
     Total                                     5.03%


Historical loss and delinquency amounts for the servicing portfolio for the year ended June 30, 2001 (dollars in thousands):

                                                            Delinquent                                Credit
                                           Total             Principal                                Losses
                                         Principal             Over              Average             (net of
                                          Balance             30 Days            Balance             recoveries)
                                     ------------------  ------------------  -----------------   -----------------

Servicing Portfolio                     At June 30, 2001                           Year Ended June 30, 2001
                                     --------------------------------------  -------------------------------------
Receivable held for sale, net                 $ 43,873             $ 3,099          $ 267,721             $ 4,058
Securitized portfolio (1)                    3,166,882             111,627          2,980,803              78,027
                                     ------------------  ------------------  -------------------------------------
   Total servicing portfolio               $ 3,210,755           $ 114,726        $ 3,248,524            $ 82,085
                                     ==================  ==================  =================   =================

(1) Includes $340,000 of other receivables serviced at June 30, 2001 which are not securitized.


Because of trends with respect to credit loss and delinquency and their effects on the valuation of the Retained interest in securitized assets, the Company recorded pre-tax charges of $28.6 million, $5.3 million and $11.9 million for the other than temporary impairment of the Retained interest in securitized assets during fiscal 2001, 2000 and 1999, respectively. During the fourth quarter of fiscal 1999, the Company refined its methodology of determining discount rates used to calculate the gain on sale of receivables and value Retained Interest. This change in estimate had the effect of reducing fiscal 1999 net earnings by $3.1 million pre-tax ($1.9 million net of taxes) or $0.15 per share (basic and diluted).

6.   OTHER ASSETS

Other assets are as follows (in thousands) at:

                                                         June 30,
                                                   2001            2000
                                                -----------     -----------

Repossessed assets                                 $ 8,036         $ 7,808
Accrued servicing fees                               8,014           7,717
Other                                                7,647           8,458
                                                -----------     -----------
                                                   $23,697         $23,983
                                                ===========     ===========


7.   NOTES PAYABLE

The Company relies upon external sources to provide financing for its receivable acquisitions, dealer premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes various revolving warehouse facilities ("credit facilities"). For dealer premiums and other ongoing cash requirements, the Company may utilize other external sources of funds including working capital lines, term debt and stock issuances. A $350 million credit facility is insured by a surety bond provider while the two remaining $200 million facilities are not. Borrowings under the current credit facilities are collateralized by certain receivables held for sale. Outstanding borrowings of the credit facilities were $5.2 and $152.2 million at June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, an additional $32.5 million and $47.1 million, respectively, was available to borrow based on the outstanding principal balance of eligible receivables. The credit facilities generally have terms of one year. Selected information about the credit facilities is shown below:

       Credit Facility        Outstanding          Expiration
          Capacity          at June 30, 2001          Date
     --------------------  ------------------- -------------------
                   (in millions)
            $ 350                 $5.2            August 2002
            $ 200                 None             March 2002
            $ 200                 None            August 2002


The weighted average cost of funds, net of income earned, of the credit facilities for the years ended June 30, 2001 and 2000, was 6.79% and 5.78%, respectively. The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the credit facilities, and the amortization of prepaid warehouse fees. The largest portion of the cost of funds related to the credit facilities is the variable rate interest on the commercial paper issued by the financing conduit. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facility.

In June 2000, the Company established a working capital line of credit for $15.0 million. This line of credit is unsecured and is available to fund short-term cash flow needs of the Company. The facility has a one year term, expiring July 3, 2002. The entire amount of the line of credit was available for use at June 30, 2001.

8.   TERM DEBT

In connection with the Company's initial public offering in August 1995, the Company issued, in a private placement, $110.0 million principal amount of 8.53% Senior Notes due August 2002. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year with annual principal payments of $22.0 million on August 1.

In April 1996, the Company issued, in a private placement, $46.0 million 9.99% Senior Subordinated Notes due March 2003. Interest on the Senior Subordinated Notes is payable quarterly on March 30, June 30, September 30 and December 30 of each year.

In March 1997, the Company issued, in a private placement, $50.0 million Series A 7.75% Senior Notes due December 2002 and $15.0 million Series B 7.97% Senior Notes due December 2002. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, with a principal reduction of $21.7 million on March 15, 2002.

All of the above mentioned notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1.0 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the respective note agreements.

The following chart shows interest expense related to term debt.


                       Year ended June 30,
              2001           2000          1999
          --------------  ------------  ------------
                        ( in thousands )
               $ 14,161      $ 16,147      $ 17,817

Scheduled contractual maturities of term debt at June 30, 2001 follows:

          Fiscal 2002        $    43,667
          Fiscal 2003            111,333
                            ------------
          Total              $   155,000
                            ============

9.   INCOME TAXES

Amounts currently payable/(refundable) at June 30, 2001 and 2000 were $.2 million and ($.5) million, respectively.


The composition of income tax expense (benefit) is as follows (in thousands):

                                                Year ended June 30,
                                       2001           2000           1999
                                   ------------    -----------    -----------

Current tax expense (benefit)          $ 6,598       $ 12,421         $ (922)
Deferred tax expense (benefit)          (4,033)        (1,746)         9,901
                                   ------------    -----------    -----------
                                       $ 2,565       $ 10,675        $ 8,979
                                   ============    ===========    ===========


The effective income tax rate differs from the statutory federal corporate rate as follows:

                                           Year ended June 30,
                                 2001           2000           1999
                             ------------    -----------    -----------

Statutory rate                     35.0%          35.0%          35.0%
     State income taxes             1.5%           3.2%           3.2%
     Other                          1.4%           0.4%           0.3%
                             ------------    -----------    -----------
Effective rate                     37.9%          38.6%          38.5%
                             ============    ===========    ===========

The composition of deferred income taxes is as follows (in thousands):


                                                          June 30,
                                                    2001           2000
                                                 -----------    -----------
Deferred tax assets:
     Allowance for estimated credit losses            $ 809        $ 1,156
     Mark to market and allowance for
       credit losses                                 13,958          3,833
                                                 -----------    -----------
                                                     14,767          4,989
                                                 -----------    -----------

Deferred tax liabilities:
     Retained interest in securitized assets          2,035          1,153
     Gain on securitizations                         16,969         11,989
     Depreciation and Amortization                     (114)             2
     Unrealized gain on retained interest
       in securitized assets                          1,533          2,102
                                                 -----------    -----------
                                                     20,423         15,246

                                                 -----------    -----------
Deferred income tax liability, net                  $ 5,656       $ 10,257
                                                 ===========    ===========


The Company believes the deferred tax assets will more likely than not be realized due to the reversal of deferred tax liabilities and expected future taxable income. Accordingly, no deferred tax asset valuation allowance has been established.

10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of June 30, 2001 and 2000 are set forth below:

                                                      2001                    2000
                                             ----------------------  -----------------------
                                             Carrying      Fair      Carrying       Fair
                                               Value       Value       Value       Value
                                             ----------  ----------  ----------  -----------
(Dollars in thousands)
Financial Assets:
   Cash and cash equivalents                  $ 70,939    $ 70,939    $ 14,792     $ 14,792
   Restricted cash                               4,331       4,331      13,010       13,010
   Receivables held for sale, net               42,770      45,927     206,701      209,404
   Retained interest in securitized assets     245,876     245,876     208,431      208,431
   Accrued interest receivable                     375         375       1,727        1,727
   Interest rate derivatives                        71          71        n/a          n/a

Financial Liabilities:
   Notes payable                                 5,215       5,215     152,235      152,235
   Term debt                                   155,000     151,975     177,000      167,046
   Accrued interest payable                      4,544       4,544       5,408        5,408

Off-Balance Sheet Derivatives:
   Interest rate derivatives                      n/a         n/a         n/a        (1,320)


The carrying  value  approximates  fair value due to the nature of the following
accounts:   Cash  and  cash  equivalents,   Restricted  cash,  Accrued  interest
receivable, Notes payable and Accrued interest payable.

The fair value of Receivables held for sale, net, is computed by assuming such receivables had been securities as of year end and estimating the discounted future net cash flows using historical prepayment, loss and discount rates.

The fair value of Retained interest in securitized assets is determined by discounting the expected cash flows released from the spread account using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable receivables and the specific characteristics of the receivables acquired by the Company. Discount rates utilized are based upon current market conditions, and prepayment assumptions are based on historical performance experience of comparable receivables and the impact of trends in the economy.

The fair value of the interest rate derivative is the estimated amount the Company would receive or have to pay to enter into equivalent agreements at June 30, 2001 and 2000, with the counterparty to the derivative agreements. See Note 1 regarding changes in the Company's accounting for derivative financial instruments effective July 1, 2000.

The fair value of term debt is determined by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.

11.   COMMITMENTS AND CONTINGENCIES

Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of June 30, 2001 are as follows (in thousands):

               2002              $ 1,184
               2003                1,042
               2004                   52
                                  ------

               Total             $ 2,278
                                  ======


These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $1.1 million, $1.1 million, and $1.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. A majority of the rental expense relates to the lease of the Company's principal offices from an affiliate.

Future minimum payments under noncancelable capital leases on equipment with terms of one year or more as of June 30, 2001 are as follows (in thousands):

               2002                   $ 52
               2003                     52
               2004                     30
                                     ------

               Total                 $ 134
                                     ======

The Company is subject to litigation arising from time to time in the ordinary course of business and of a type and scope common for participants in the consumer finance industry. The Company has been named a defendant in a number of civil suits. The majority of these cases have involved circumstances in which a vehicle purchaser has alleged a problem with the vehicle that secures the purchaser's obligations under the retail installment sales contract acquired by the Company. Although the Company does not make any representation or warranty respecting the vehicle nor is it deemed to have made any implied warranties as a result of it being the holder of the contract, it is, under applicable FTC rules and most state laws, subject to all claims and defenses which the debtor could assert against the seller of the vehicle. Therefore, the vehicle purchaser typically names the dealer and the Company in such actions. Most of these suits are individual actions and would not result in any material liability even if the obligor was successful.

The Company has also, on occasion, been sued by a receivable obligor for the Company's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of Regulation Z or an applicable state statute. (For a further discussion of regulation Z, see "Item 1, Business - Regulation.") Most of these suits are individual actions and would not result in any material liability even if the obligor was successful. However, obligors occasionally purport to bring an action on behalf of a class of obligors. No such actions are currently pending against the Company.

12.   STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for the plan. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):


                                                     June 30,

                                        2001            2000            1999
                                      --------        --------        --------
                Net earnings (loss:)
                  As reported         $  4,195        $17,005         $14,324
                  Pro forma              2,877         16,424          13,546


                Net earnings (loss) per common share (basic and diluted):
                  As reported         $   0.30        $  1.28         $  1.08
                  Pro forma               0.20           1.24            1.02

The Union Acceptance Corporation 1994 Incentive Stock Plan ("1994 Plan") and the Union Acceptance Corporation 1999 Incentive Stock Plan ("1999 Plan") are the Company's long-term incentive plans for executive officers, directors and other key employees. The plans authorize the Company's Compensation Committee to award executive officers, directors, and other key employees incentive and non-qualified stock options and restricted shares of Class A Common Stock. A total of 500,000 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan, of which options for 271,875 shares of Class A Common Stock were granted at an issue price of $16 per share to senior officers. A total of 300,000 shares of Class A Common Stock were reserved for issuance under the 1999 Plan when adopted. An amendment increasing the shares authorized for issuance under the 1999 Plan from 300,000 to 600,000 was approved by the shareholders at the 2000 Annual Meeting of Shareholders, and a similar amendment to increase the shares authorized for issuance by an additional 300,000 shares will be presented for shareholder approval at the 2001 Annual Meeting of Shareholders.

In March 2001, the Company's Compensation Committee approved an amendment to the 1994 Plan to provide for a modification of certain stock option awards such that those awards shall not terminate following cessation of employment status and shall become immediately exercisable. A total of 124,583 options have been amended pursuant to this amendment.

Options or other grants to be received by executive officers or other employees in the future are within the discretion of the Company's Compensation Committee, although options under the 1999 Plan may be granted by the full board of directors. Stock options granted under the Plans are exercisable at such times (up to five or ten years from the date of grant, depending on the terms of the option grant) and at such exercise prices (not less than 85% of the fair market value of the Class A Common Stock at date of grant) as the Committee determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. Prior to the July 26, 2000, option grant, the majority of options vested over a period of five years, with one-fifth becoming exercisable on each anniversary of the date of the option grant. With respect to the July 26, 2000, option grant, the option grants to executive officers vest over a period of five years, and the option grants to non-executive officers vest immediately.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model using the following weighted average assumptions:

                                        Year ended June 30,
                                    2001       2000        1999
                                  ---------  ----------  ----------
     Dividend yield                    -           -           -
     Expected volatility            55.65%      56.14%      55.04%
     Risk-free interest rate         5.43%       5.88%       4.85%
     Expected lives                5 years    10 years    10 years


In November 1998, the Company's Compensation Committee approved a repricing of the outstanding option grants of all non-executive officers. There were no changes to the number of options granted or the vesting schedule. A total of 116,425 options with a weighted average exercise price of $14.28 were repriced. On March 2, 2001, the Company's Compensation Committee authorized the Company to repurchase the remaining outstanding options granted at $16.00 per share to executive officers. A total of 217,250 options were repurchased for $1.00 per option and was recorded as Salaries and benefits in the Consolidated Statements of Earnings.

     A summary of the status of the Company's stock option plans as of June 30, 2001, 2000, and 1999 and changes during the years then ended is presented below:

                                        2001                          2000                        1999
                          ------------------------------  --------------------------  --------------------------
                                             Weighted                    Weighted                    Weighted
                                              Average                     Average                     Average
                                             Exercise                    Exercise                    Exercise
                              Shares           Price        Shares         Price        Shares         Price
                          ----------------  ------------  ------------  ------------  ------------  ------------
Options outstanding
  at beginning of year            456,293       $ 10.96       414,665       $ 11.28       368,675       $ 14.86
Options granted                   779,001          5.43        59,500          7.00        48,700          5.31
Options reacquired               (217,250)        16.00             -             -      (116,425)        14.28
Options granted
   (repriced)                           -             -             -             -       116,425          5.31
Options exercised                       -             -       (17,472)         5.31          (350)         5.31
Options canceled                  (15,985)         5.66          (400)         5.31        (2,360)         5.31
                          ----------------  ------------  ------------  ------------  ------------  ------------

Options outstanding
  at end of year                1,002,059        $ 5.65       456,293       $ 10.96       414,665       $ 11.28
                          ================  ============  ============  ============  ============  ============

Weighted average fair
  value of options granted
  during the year                  $ 2.92                      $ 5.10                      $ 3.47


The following table summarizes information about stock options outstanding at June 30, 2001:

                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
--------------------------------------------------  ------------------------------------------------

                     Weighted         Weighted
    Average          Average         Remaining         Average                           Average
   Exercise           Number        Contractual        Exercise          Number        Exercisable
     Price         Outstanding     Life (in years)      Price         Exercisable         Price
----------------  ---------------  ---------------  ---------------  ---------------  --------------

   $       5.31          140,108        5.30          $       5.31          119,098     $      5.31
           5.38          300,000        4.70                  5.38          150,000            5.38
           5.47          469,901        4.00                  5.47          350,112            5.47
           7.00           57,050        8.10                  7.00           19,650            7.00
           9.69           35,000        6.10                  9.69           25,000            9.69
                  ---------------  ---------------                   ---------------  --------------

                       1,002,059        4.70                                663,860     $      5.62
                  ---------------  ---------------                   ---------------  --------------


In addition to the options outstanding at June 30, 2001, there were 222,085 shares in the 1994 Plan and 81,200 shares in the 1999 Plan of Class A Common Stock available for future grants or awards.

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

Certain information regarding the Plans are presented in the following table:

                                                Year ended June 30,
                                        2001            2000            1999
                                      --------        --------         --------
           1994 Plan shares granted        -              725           17,778
           1999 Plan shares granted     17,024          9,825              -

           Compensation cost          $101,080      $  75,000         $ 90,000


In February 2000, the Company's directors approved the Union Acceptance Corporation Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides a means for employees to purchase shares of Class A Common Stock at market prices current at the time of purchase through regular payroll deductions. As an additional benefit, the Company contributed an amount equal to 10% (subject to change at the discretion of the Company's directors) of the employee's payroll deductions.

13.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                              Selected Quarterly Financial Information

                                        For Quarters in the Fiscal Year Ended June 30, 2001
                                          First        Second        Third        Fourth        Total
                                        ----------    ----------    ---------    ----------   ---------
                                               (Dollars in thousands, except per share amounts)
Interest on receivables held for sale   $ 14,371      $ 10,853      $ 10,727       $ 3,844     $ 39,795
Retained interest and other                7,300         8,005         8,379         8,934       32,618
                                      ----------    ----------     ---------    ----------    ---------
   Total interest income                  21,671        18,858        19,106        12,778       72,413
Interest expense                          11,041         8,478         8,903         5,372       33,794
                                      ----------    ----------     ---------    ----------    ---------
   Net interest margin                    10,630        10,380        10,203         7,406       38,619
Provision for estimated credit losses        975         1,250           300           715        3,240
                                      ----------    ----------     ---------    ----------    ---------
   Net interest margin after provision
      for estimated credit losses          9,655         9,130         9,903         6,691       35,379
                                      ----------    ----------     ---------    ----------    ---------

Gain (loss) on sales of receivables, net   7,867         7,805        12,880       (13,932)      14,620
Gain (loss) on interest rate derivatives
     on securitized receivables           (5,350)       (3,536)      (10,475)       (2,353)     (21,714)
Gain (loss) on interest rate derivatives
     on held for sale receivables         (2,440)       (2,269)        3,122         1,647           60
Servicing fee income                       6,719         7,626         7,805         8,049       30,199
Late charges and other fees                1,755         1,711         1,924         1,557        6,947
                                      ----------    ----------     ---------    ----------    ---------
   Other revenues                          8,551        11,337        15,256        (5,032)      30,112
                                      ----------    ----------     ---------    ----------    ---------

Salaries and benefits                      7,918         8,490         8,814         8,646       33,868
Other general and administrative fees      5,512         5,928         6,017         5,849       23,306
                                      ----------    ----------     ---------    ----------    ---------
Total operating expenses                  13,430        14,418        14,831        14,495       57,174
                                      ----------    ----------     ---------    ----------    ---------

Earnings (loss) before provision           4,776         6,049        10,328       (12,836)       8,317
   for income taxes
Provision for income taxes                 1,767         2,234         3,794        (4,662)       3,133
                                      ----------    ----------     ---------    ----------    ---------
Net earnings (loss) before cumulative
   effect  of change in accounting
     principle                            $3,009       $ 3,815       $ 6,534      $ (8,174)     $ 5,184
Cumulative effect of  change in accounting
 principle less applicable taxes of
   $568 (Note 1)                               -             -             -           989          989
                                      ----------    ----------     ---------    ----------    ---------
 Net earnings (loss)                     $ 3,009       $ 3,815       $ 6,534      $ (9,163)     $ 4,195
                                      ==========    ==========     =========    ==========    =========

Net earning (loss)  per common share before
  cumulative effect of change in accounting
    principle (basic and diluted)         $ 0.23        $ 0.29        $ 0.49       $ (0.49)      $ 0.37
Cumulative effect of change in
  accounting principle (Note 1)                -             -             -         (0.06)       (0.07)
                                      ----------    ----------     ---------    ----------    ---------

Net earnings (loss) per common
   share (basic and diluted)              $ 0.23        $ 0.29        $ 0.49       $ (0.55)      $ 0.30
                                      ==========    ==========     =========    ==========    =========

Basic weighted average common
shares outstanding                    13,277,632    13,286,514    13,294,656    16,582,568   14,108,039

Diluted weighted average common
shares outstanding                    13,315,888    13,296,593    13,298,482    16,591,364   14,127,848



                                                 For Quarters in the Fiscal Year Ended June 30, 2000
                                           First              Second              Third              Fourth              Total
                                         -------------  -----------------  -----------------  ------------------  -----------------
                                                          (Dollars in thousands, except per share amounts)
Interest on receivables held for sale        $ 8,145            $ 6,684             $ 8,221           $ 14,411            $ 37,461
Retained interest and other                    5,728              6,442               6,704              6,089              24,963
                                         -----------         ----------          ----------        -----------         -----------
   Total interest income                      13,873             13,126              14,925             20,500              62,424
Interest expense                               6,564              6,179               6,805             10,115              29,663
                                         -----------         ----------          ----------        -----------         -----------
   Net interest margin                         7,309              6,947               8,120             10,385              32,761
Provision for estimated credit losses            750                665                 840                745               3,000
                                         -----------         ----------          ----------        -----------         -----------
   Net interest margin after provision
      for estimated credit losses              6,559              6,282               7,280              9,640              29,761
                                         -----------         ----------          ----------        -----------         -----------
Gain on sales of receivables, net              6,530              1,261               2,754              6,338              16,883
Servicing fee income                           6,068              6,188               6,217              6,139              24,612
Late charges and other fees                    1,505              1,508               1,667              1,657               6,337
                                         -----------         ----------          ----------        -----------         -----------
   Other revenues                             14,103              8,957              10,638             14,134              47,832
                                         -----------         ----------          ----------        -----------         -----------
Salaries and benefits                          6,927              6,737               7,354              7,897              28,915
Other general and administrative fees          4,914              4,993               5,215              5,876              20,998
                                         -----------         ----------          ----------        -----------         -----------
Total operating expenses                      11,841             11,730              12,569             13,773              49,913
                                         -----------         ----------          ----------        -----------         -----------
Earnings before provision
  for income taxes                             8,821              3,509               5,349             10,001              27,680
Provision for income taxes                     3,402              1,361               2,065              3,847              10,675
                                         -----------         ----------          ----------        -----------         -----------
Net earnings                                 $ 5,419            $ 2,148             $ 3,284            $ 6,154            $ 17,005
                                         ===========         ==========          ==========        ===========         ===========
Net earning per common
share (basic and diluted)                     $ 0.41             $ 0.16              $ 0.25             $ 0.46              $ 1.28
                                         ===========         ==========          ==========        ===========         ===========
Basic weighted average common shares
outstanding                               13,250,660         13,264,379          13,277,632         13,277,632          13,267,493

Diluted weighted average common
shares outstanding                        13,295,546         13,308,923          13,294,314         13,277,632          13,293,270

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         N/A.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information contained under the caption "Election of Directors" in the Company's 2001 Proxy Statement for its 2001 Annual Shareholder Meeting (the "2001 Proxy Statement").

Item 11.          Executive Compensation

Only the information required by this item to be included with this report is incorporated by reference to the information contained under the caption "Management Remuneration and Related Transactions" in the 2001 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the 2001 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Related Persons" in the 2001 Proxy Statement.

                                     PART IV

Item 14.          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K

(a)               The following documents are filed as part of this report:

                  Financial Statements -- Included Under Item 8:

                  Report of Deloitte & Touche LLP, Independent Auditors

                  Consolidated Balance Sheets as of June 30, 2001 and 2000

                  Consolidated Statements of Earnings for the Years Ended June 30, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

                  Consolidated Statement of Shareholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

(b)               Reports on Form 8-K

                  The following report on Form 8-K was filed during the quarter ended June 30, 2001

                    Date of Report            Items filed
                    --------------            -----------
                    July 27, 2001           Item 7.  Financial Statements
                                            Item 8.  Change in Fiscal Year End
                                            Item 9.  Regulation FD Disclosure

(c) The exhibits filed herewith or incorporated by reference herein are set forth following the signature page which appears on page 72.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNION ACCEPTANCE CORPORATION

September 25, 2001                 By:    /s/   John M. Stainbrook
                                          -----------------------------------
                                          John M. Stainbrook
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                         Title                  Date
         ---------                         -----                  ----
(1)   Principal Executive Officer:                           )
                                                             )
      /s/  John M. Stainbrook           President and Chief  )
      ---------------------------       Executive Officer    )
      John M. Stainbrook                                     )
                                                             )
(2)   Principal Financial/Accounting                         )
      Officer:                                               )
                                                             )
      /s/ Rick A. Brown                 Treasurer, and Chief )
      ------------------                Financial Officer    )
      Rick A. Brown                                          )
                                                             )
                                                             )
(3)   A Majority of the Board of                             )
      Directors:                                             )
                                                             )
      /s/ John M. Davis                       Director       )September 25, 2001
      -----------------                                      )
      John M. Davis                                          )
                                                             )
      /s/ John M. Eggemeyer, III              Director       )
      --------------------------                             )
      John M. Eggemeyer, III                                 )
                                                             )
      /s/ Donald A. Sherman                   Director       )
      ---------------------                                  )
      Donald A. Sherman                                      )
                                                             )
      /s/ John M. Stainbrook                  Director       )
      ----------------------                                 )
      John M. Stainbrook                                     )
                                                             )
      /s/ Michael G. Stout                    Director       )
      --------------------                                   )
      Michael G. Stout                                       )
                                                             )
      /s/ Richard D. Waterfield               Director       )
      -------------------------                              )
      Richard D. Waterfield                                  )
                                                             )
      /s/ Thomas M. West                      Director       )
      ------------------                                     )
      Thomas M. West                                         )

                                  EXHIBIT INDEX

                                                                 Page (Ex. No.
Exhibit No.                     Description                  Cross Reference (1)
--------------------------------------------------------------------------------

3.1       Registrant's Articles of Incorporation,                 S-1, 3.1
          as amended and restated.

3.2       Registrant's Code of By-Laws, as amended and restated,      *
          September 17, 2001.

3.3       Form of Share Certificate for Class A common stock.     S-1, 3.3

4.1       Articles V and VI of Registrant's Articles of           S-1, 4.1
          Incorporation respecting the terms of shares of common stock (contained in Registrant's Articles of Incorporation filed herewith as Exhibit 3.1).

4.2       Article III - "Shareholder Meetings," Article VI -      S-1, 4.2
          "Certificates for Shares," Article VII - "Corporate
          Books and Records - Section 3" and
          Article X - "Control  Share  Acquisitions
          Statute" of Registrant's Code
          of By-Laws (contained in Registrant's Code of By-Laws filed herewith as Exhibit 3.2).

4.3       Note Purchase Agreement between Union Acceptance        10K 1995
          Corporation and certain lenders dated as                    4.4
          of August 7, 1995.

4.3(a)    Amendment No. 1 to Note Purchase Agreement,             10Q 12/95
          dated November 22, 1995.                                    4.4(a)

4.3(b)    Amendment No. 2 to Note Purchase Agreement,             10Q 3/01
          dated April 2, 1996.                                        4.1

4.4       Note Purchase Agreement dated as of April 3, 1996       10Q 3/96
          among Union Acceptance Corporation and several              4.1
          purchasers of Senior Subordinated
          Notes, due 2003.

4.5       Note Purchase Agreement, dated March 24, 1997,          10Q 3/97
          among Union Acceptance Corporation and certain             10.1
          purchasers of Senior Notes, due 2002.

4.6       Note Purchase Agreement among UAFC Corporation          10K 1998
          f/k/a Union Acceptance Funding Corporation),                4.9(a)
          Enterprise Funding Corporation and Bank of
          America, N.A. (f/k/a/ Nationsbank, N.A.), dated as of
          September 18, 1998.

4.6(a)    Amendment No. 1 to Note Purchase Agreement,             10K 1999
          dated September 9, 1999.                                    4.8(a)

4.6(b)    Amended and Restated Note Purchase Agreement            10K 2000
          among UAFC Corporation, Enterprise Funding                  4.7(b)
          Corporation, and Bank of America,
          N.A., dated as of May 12, 2000.

4.6(c)    Amendment No. 1 to Amended and Restated Note            10K 2000
          Purchase Agreement, dated June 30, 2000.                    4.7(c)

4.7       Security Agreement among Enterprise Funding             10K 1998
          Corporation, UAFC Corporation (f/k/a Union                  4.9(b)
          Acceptance Funding Corporation), Union
          Acceptance Corporation, MBIA Insurance Corporation and Bank of America, N.A. (f/k/a Nationsbank, N.A.), dated as of September 18, 1998.

4.7(a)    Amendment No. 1 to Security Agreement,                  10K 1999
          dated as of May 25, 1999.                                   4.9(a)

4.7(b)    Amendment No. 2 to Security Agreement,                  10K 1999
          dated as of September 9, 1999.                              4.9(b)

4.7(c)    Amended and Restated Security Agreement among           10K 2000
          Enterprise Funding Corporation, UAFC Corporation,           4.8(c)
          Union Acceptance Funding Corporation, Union
          Acceptance Corporation, MBIA Insurance
          Corporation and Bank of America, N.A.,
          dated as of May 12, 2000.

4.7(d)    Amendment No. 1 to Amended and Restated Security        10K 2000
          Agreement, dated June 30, 2000.                             4.8(d)

4.7(e)    Amendment No. 2 to Amended and Restated Security        10K 2000
          Agreement, dated as of August 31, 2000.                     4.8(e)

4.7(f)    Amendment No. 3 to Amended and Restated Security        10Q 12/00
          Agreement, dated as of January 1, 2001.                     4.2

4.7(g)    Amendment No. 4 to Amended and Restated Security            *
          Agreement, dated as of May 8, 2001.

4.7(h)    Amendment No. 5 to Amended and Restated Security            *
          Agreement, dated as of June 7, 2001.

4.7(i)    Amendment No. 6 to Amended and Restated Security            *
          Agreement, dated as of July 6, 2001.

4.7(j)    Amendment No. 7 to Amended and Restated Security            *
          Agreement, dated as of August 30, 2001.

4.8       Note Purchase Agreement among UAFC-1 Corporation,       10K 2000
          Enterprise Funding Corporation and Bank of                  4.9
          America, N.A., dated as of May 25, 2000.

4.9       Security Agreement among Union Acceptance Funding       10K 2000
          Corporation, Enterprise Funding Corporation,                4.10
          UAFC-1 Corporation, Union Acceptance Corporation and Bank of America, N.A., dated as of May
          25, 2000.

4.9(a)    Amendment No. 1 to Security Agreement,                  10K 2000
          dated as of July 14, 2000.                                  4.10(a)

4.9(b)    Amendment No. 2 to Security Agreement,                  10Q 12/00
          dated as of September 30, 2000.                             4.1

4.9(c)    Amendment No. 3 to Security Agreement,                 S-2, 4.9(c)
          dated as of February 27, 2001.

4.9(d)    Amendment No. 4 to Security Agreement,                 S-2, 4.9(d)
          dated as of March 8, 2001.

4.10      Loan and Security Agreement among UAFC-2               10K 2000
          Corporation, Union Acceptance Corporation,                  4.11
          Variable Funding Capital Corporation, First
          Union Securities, Inc., Asset Guaranty Insurance
          Company and First Union National Bank,
          dated as of August 1, 2000.

4.11(a)   Security Agreement among Union Acceptance Funding           *
          Corporation, Variable Funding Capital Corporation,
          UAFC-2 Corporation, Union Acceptance Corporation,
          First Union Securities, Inc., First Union
          National Bank and Bank Investors, dated as of August 31, 2001.

4.11(b)   Note Purchase Agreement among UAFC-2 Corporation,           *
          Variable Funding Capital Corporation,
          First Union Securities, Inc., Bank Investors and
          First Union National Bank, dated as of
          August 31, 2001.

9(a)      Voting Trust Agreement among Richard D. Waterfield,    S-1, 9(a)
          as trustee, and certain existing sharheolders of Union Holding Company, Inc., dated June 10, 1994.

9(b)      First Amendment to Voting Trust Agreement dated        S-1, 9(b)
          June 1, 1995.

10.1      Remittance Processing Agreement by and between         S-1, 10.5
          Union Federal Savings Bank of Indianapolis and the Registrant dated June 29, 1994.

10.2      Software License and Maintenance Agreement by          S-1, 10.10
          and between Union Federal Savings Bank of
          Indianapolis and Union Acceptance
          Corporation, dated June 29, 1994.

10.3      Loan Servicing Agreement by and between                S-1, 10.11
          Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation, dated June
          29, 1994.

10.4      General Subservicing Agreement by and between          S-1, 10.12
          Union Federal Savings Bank of Indianapolis and
          Union Acceptance Corporation, dated
          as of January 1, 1995.

10.5      Loan Collection Agreement by and between               S-1, 10.13
          Union Federal Savings Bank of Indianapolis and Union Acceptance Corporation, dated June
          29, 1994.

10.6      Letter respecting Terms of Bank Accounts from          S-1, 10.14
          Union Federal Savings Bank of Indianapolis to Union Acceptance Corporation, dated May 25,
          1994.

10.7      Supplement to Account Agreement Re: Drafts by          S-1, 10.15
          and between Union Federal Savings Bank of
          Indianapolis and Union Acceptance
          Corporation, dated June 29, 1994.

10.8      Tax Allocation Agreement by and between                S-1, 10.16
          Union Holding Company, Inc. and its subsidiaries, dated February 1, 1991, as amended.

10.9      Form of Remote Outsourcing Agreement by and            10Q, 09/99
          between Alltel Information, Inc. and Union                 10
          Acceptance Corporation, as of October 1, 1998.

10.10     Letter respecting Access to Records from               S-1, 10.25
          Union Acceptance Corporation to Union Federal
          Savings Bank of Indianapolis, dated
          September 13, 1994.

10.11     Letter Agreement by and between Union Federal          S-1,  10.26
          Savings Bank of Indianapolis and Union Acceptance
          Corporation, dated December 14, 1994 amending and initiating terms of certain Inter-Company
          Agreements.

10.12     Letter respecting terms and conditions of bank         S-1, 10.27
          accounts from Union Federal Savings Bank of
          Indianapolis to Union Acceptance
          Corporation, dated December 16, 1994.

10.13     Lease Agreement between Waterfield Mortgage            10Q 12/95
          Company, Incorporated (which assigned its rights         10.19
          thereunder to Shadeland Properties LP)
          and Union Acceptance Corporation, dated as of November 1, 1995.

10.14     Purchase Agreement among UAFC Corporation               10Q 3/96
          (f/k/a Union Acceptance Funding Corporation),               10.1
          Union Acceptance Corporation and
          Union Federal Savings Bank of Indianapolis, dated as of January 18, 1996.

10.15     Sublease Agreement between Union Acceptance             10K 1996
          Corporation and Union Federal Savings Bank of              10.26
          Indianapolis, dated as of August 1, 1996.

10.16     Annual Bonus Plan for Management Employees,             10Q 12/97
          dated July 1, 1997.                                         10.1

10.17(a)  Annual Bonus and Deferral Plan for Senior Officers,     10Q 12/97
          dated July 1, 1997.                                         10.2

10.17(b)  Amendment dated November 19, 1998, to Annual Bonus       10Q 3/01
          and Deferral Plan for Senior Officers.                      10.3

10.18     Union Acceptance Corporation 1994                      S-1, 10.24
          Incentive Stock Plan.

10.18(a)  Amendment No. 1 to Union Acceptance Corporation        S-2, 10.18(a)
          1994 Incentive Stock Plan, effective as
          of March 2, 2001.

10.19     Union Acceptance Corporation 1999 Stock                 10K 1999
          Incentive Plan, effective as of July 1, 1999.              10.19

10.19(a)  Amendment No. 1 to Union Acceptance Corporation         10Q 9/00
          1999 Stock Incentive Plan, dated July 26, 2000.             10.1

10.19(b)  Amendment No. 2 to Union Acceptance Corporation         10Q 3/01
          1999 Stock Incentive Plan,                                  10.2
          effective as of February 23, 2001.

10.20     Union Acceptance Corporation Employee                   S-8, 4.3
          Stock Purchase Plan.

10.21     Consulting Agreement between Union Acceptance           10Q 3/01
          Corporation and Jerry D. Von Deylen, dated                10.4
          as of March 2, 2001.

10.22     Employment Letter between Union Acceptance              10Q 3/01
          Corporation and Michael G. Stout,                         10.5
          dated as of March 2, 2001.

21        Subsidiaries of the Registrant                              *

23        Consent of Deloitte & Touche LLP                            *

*   Filed herewith.


(1) Exhibits set forth above that are not included with this filing are incorporated by reference to the our previously filed registration statement or reports (and the indicated exhibit number) as indicated in the right hand column above, as follows:

          S-1 -- Refers to our Registration Statement on Form S-1 (Reg. No. 33-82254)

          S-2 -- Refers to our Registration Statement on Form S-2 (Reg. No. 333-58396)

          10K 1995 -- Refers to our Form 10-K for the year ended June 30, 1995

          10K 1996 -- Refers to our Form 10-K for the year ended June 30, 1996

          10K 1997 -- Refers to our Form 10-K for the year ended June 30, 1997

          10K 1998 -- Refers to our Form 10-K for the year ended June 30, 1998

          10K 1999 -- Refers to our Form 10K for the year ended June 30, 1999.

          10K 2000 -- Refers to our Form 10K for the year ended June 30, 2000.

          10Q (month/year) -- Refers to our Form 10-Q for the quarter ended at the end of such month in such calendar year

          S-8 -- Refers to our Registration Statement on Form S-8 (Reg. No. 333-48818)