Form 10-Q
period 2001-09-30
UNION ACCEPTANCE CORP
filed 2001-11-13
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                     Outstanding at November 12, 2001

    Class A Common Stock, without par value                23,518,513
    Class B Common Stock, without par value                 7,396,608

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         September 30, 2001 and June 30, 2001                                  3

         Consolidated Condensed Statements of Earnings
         for the Quarter Ended September 30, 2001 and 2000                     4

         Consolidated Condensed Statements of Cash Flows for the
         Quarter Ended September 30, 2001 and 2000                             5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Quarter Ended September 30, 2001                                      6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           23

Part II. OTHER INFORMATION                                                    25

         Signatures                                                           26

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                           September 30,           June 30,
Assets                                                                         2001                  2001
                                                                         ------------------    ------------------


Cash and cash equivalents                                                         $ 82,185              $ 70,939
Restricted cash                                                                      5,204                 4,331
Receivables held for sale, net                                                      38,267                42,770
Retained interest in securitized assets                                            199,400               245,876
Accrued interest receivable                                                            322                   375
Property, equipment, and leasehold improvements, net                                 8,711                 9,047
Other assets                                                                        32,968                23,697
                                                                         ------------------    ------------------

Total Assets                                                                     $ 367,057             $ 397,035
                                                                         ==================    ==================

Liabilities and Shareholders' Equity

Liabilities
Notes payable                                                                     $ 34,142               $ 5,215
Term debt                                                                          133,000               155,000
Accrued interest payable                                                             2,222                 4,544
Amounts due to trusts                                                               18,220                19,822
Dealer premiums payable                                                                665                   533
Current and deferred income taxes payable                                                -                 5,856
Other payables and accrued expenses                                                  5,163                 6,197
                                                                         ------------------    ------------------

Total Liabilities                                                                  193,412               197,167
                                                                         ------------------    ------------------

Commitment and Contingencies                                                             -                     -

Shareholders' Equity
 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                        -                     -

 Class A Common Stock, without par value, authorized 30,000,000 shares;
   23,518,513 and 23,498,048 shares issued
   and outstanding at September 30, 2001 and June 30, 2001                         145,319               145,208

 Class B Common Stock, without par value, authorized 20,000,000 shares;
   7,396,608 and 7,396,608 shares issued
   and outstanding at September 30, 2001 and June 30, 2001                               -                     -

  Accumulated other comprehensive earnings, net of income taxes                         95                 2,632
  Retained earnings                                                                 28,231                52,028
                                                                         ------------------    ------------------

 Total Shareholders' Equity                                                        173,645               199,868
                                                                         ------------------    ------------------

  Total Liabilities and Shareholders' Equity                                     $ 367,057             $ 397,035
                                                                         ==================    ==================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings
(Dollars in thousands, except share data)
(Unaudited)

                                                                                  Quarter Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                             2001               2000
                                                                        ----------------   ----------------


Interest on receivables held for sale                                      $      5,457       $     14,371
Retained interest and other                                                       5,948              7,300
                                                                        ----------------   ----------------

   Total interest income                                                         11,405             21,671
Interest expense                                                                  4,685             11,041
                                                                        ----------------   ----------------

   Net interest margin                                                            6,720             10,630
Provision for estimated credit losses                                               650                975
                                                                        ----------------   ----------------
   Net interest margin after provision
     for estimated credit losses                                                  6,070              9,655
                                                                        ----------------   ----------------

Gain (loss) on sales of receivables, net                                        (36,038)             7,867
Gain (loss) on interest rate derivatives on securitized receivables              (2,584)            (5,350)
Gain (loss) on interest rate derivatives on held for sale receivables                 -             (2,440)
Servicing fee income                                                              7,610              6,719
Late charges and other fees                                                       1,722              1,755
                                                                        ----------------   ----------------

  Other revenues                                                                (29,290)             8,551
                                                                        ----------------   ----------------

Salaries and benefits                                                             8,305              7,918
Other expenses                                                                    5,913              5,512
                                                                        ----------------   ----------------

  Total operating expenses                                                       14,218             13,430
                                                                        ----------------   ----------------

Earnings (loss) before provision for income taxes                               (37,438)             4,776
Provision for income taxes                                                      (13,641)             1,767
                                                                        ----------------   ----------------

Net earnings (loss)                                                        $    (23,797)      $      3,009
                                                                        ================   ================

Net earnings (loss) per common share (basic and diluted)                   $      (0.77)      $       0.23
                                                                        ================   ================

Basic weighted average number of common
  shares outstanding                                                         30,910,074         13,277,632

  Common stock options                                                               --             38,256
                                                                        ----------------   ----------------

Diluted weighted average number of common
  shares outstanding                                                         30,910,074         13,315,888
                                                                        ================   ================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                          Quarter Ended
                                                                                          September 30,
                                                                            ----------------------------------------
                                                                                  2001                  2000
                                                                            ------------------    ------------------

Cash flows from operating activities:
   Net earnings (loss)                                                          $ (23,797)         $  3,009
     Adjustments to reconcile net earnings (loss) to net cash
       from operating activities:
         Purchases of receivables held for sale                                  (258,424)         (576,414)
         Principal collections on receivables held for sale                        (7,901)           13,261
         Dealer premiums paid, net on receivables held for sale                    (6,932)          (15,198)
         Proceeds from securitization of receivables held for sale                270,001           499,999
         Gain on sales of receivables                                              (8,760)          (11,072)
         Impairment of retained interest in securitized assets                     44,000                 -
         Accretion of discount on retained interest in securitized assets          (5,709)           (7,017)
         Provision for estimated credit losses                                        650               975
         Amortization and depreciation                                              1,087             1,663
         Restricted cash                                                             (873)            2,633
         Other assets and accrued interest receivable                              (7,592)           (1,237)
         Amounts due to trusts                                                     (1,602)            2,036
         Other payables and accrued expenses                                       (9,212)              889
                                                                            --------------    --------------
                 Net cash used in operating activities                            (15,064)          (86,473)
                                                                            --------------    --------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets                          17,130            19,851
   Change in spread accounts                                                        2,454            (5,109)
   Capital expenditures                                                               (78)             (270)
                                                                            --------------    --------------
                 Net cash provided by investing activities                         19,506            14,472
                                                                            --------------    --------------

Cash flows from financing activities:
   Principal payment on term debt                                                 (22,000)          (22,000)
   Stock options exercised                                                            111                 -
   Net change in notes payable                                                     28,927            94,159
   Payment of borrowing fees                                                         (234)             (525)
                                                                            --------------    --------------
                 Net cash provided by financing activities                          6,804            71,634
                                                                            --------------    --------------

Change in cash and cash equivalents                                                11,246              (367)

Cash and cash equivalents, beginning of period                                     70,939            14,792
                                                                            --------------    --------------

Cash and cash equivalents, end of period                                        $  82,185          $ 14,425
                                                                            ==============    ==============

Supplemental disclosures of cash flow information:
Income taxes paid                                                               $     414          $    154
Interest paid                                                                   $   4,208          $ 11,570


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Quarter Ended September 30, 2001
(Dollars in thousands, except per share data)
(Unaudited)


                                                                                 Accumulated
                                       Number of Common Stock                    Accumulated
                                         Shares Outstanding                         Other                          Total
                                    -----------------------------  Common       Comprehensive      Retained     Shareholders'
                                       Class A        Class B       Stock          Earnings        Earnings        Equity
                                    --------------- -------------------------  ----------------- ------------- ---------------

Balance at June 30, 2001                23,498,048     7,396,608    $145,208            $ 2,632      $ 52,028       $ 199,868

Comprehensive earnings:
  Net earnings (loss)                            -             -           -                  -       (23,797)        (23,797)
  Net unrealized loss on retained
     interest in securitized assets              -             -           -             (4,150)            -          (4,150)
  Income taxes related to unrealized
    loss in securitized assets                   -             -           -              1,613             -           1,613
                                                                                                               ---------------
Total comprehensive loss                                                                                              (26,334)
Stock options exercised                     20,465             -         111                  -             -             111

                                    --------------- -------------------------  ----------------- ------------- ---------------
Balance at September 30, 2001           23,518,513     7,396,608    $145,319               $ 95      $ 28,231       $ 173,645
                                    =============== =========================  ================= ============= ===============



See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended September 30, 2001 and 2000
(Unaudited)

Note 1 - Basis of Presentation

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the six month transition period ending December 31, 2001 (see "Note 6"). The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries (collectively, the "Company").

The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Certain amounts for the
prior  period  have  been   reclassified   to  conform  to  the  current  period
presentation.

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

During the quarter ended June 30, 2001, the Company began using its proprietary risk-based relational database to assist in projecting credit losses for the retained interest valuation. In the quarter ended September 30, 2001, the Company further enhanced its retained interest cash flow model by refining the following:

     o credit loss assumptions

     o interest collections assumptions

     o prepayment assumptions

     o cash accounts interest rate assumptions

     o discount rate assumptions

Overall, these refinements are more precise and allow the Company to better estimate cash flows by taking into consideration the current economic and interest rate environment which, for most pools, is significantly different than it was when the pools were securitized. Each element is discussed in detail below.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended September 30, 2001 and 2000
(Unaudited)

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates over 640,000 consumers representing over $9.5 billion in acquired receivables. As of September 30, 2001, the Company determined it was necessary to further adjust the expected loss rates on most pools to more fully incorporate the data suggested by the curves produced by the risk management database. Although the loss curves were the basis for the changes in the expected loss rates, the Company also considered exposure to credit losses in light of increasing delinquency and loss rates, increasing consumer bankruptcies, and recessionary economic trends, especially in view of the sudden decline in economic activity following September 11, 2001. The Company used net credit loss assumptions ranging from 4.60% to 7.20% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 2001. See the pool specific net credit loss assumptions in "Item 2 - Asset Quality."

Interest collections assumptions - During the quarter ended September 30, 2001, as a result of an increase in delinquency and credit losses and the overall deterioration in the economy, the Company decreased the expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at September 30, 2001.

Cash accounts interest rate assumptions - The Company reviewed the current yield on its cash and spread accounts to the yields originally expected. The current economic and interest rate environment is significantly different than it was when most of the pools were securitized. Accordingly, a forward interest rate curve was incorporated into the cash flow models which should better represent future yield expectations on such accounts.

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. Given the historical lows in short-term U.S. Treasury yields and the current steep yield curve, the Company revised its policy for establishing discount rates in the gain on sale calculation and the retained interest calculation. Prior to the quarter ended September 30, 2001, the Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury rate. As of September 30, 2001, the Company used a tiered discount rate based on a pool's specific risk factors up to 1000 basis points over the applicable U.S. Treasury rate. The weighted average discount rate used to value Retained Interest at September 30, 2001 was 11.02% compared to 11.51% at June 30, 2001. This decrease in the weighted average discount rate is primarily a result of a decrease in U.S. Treasury rates since June 30, 2001 but was partially offset by the use of the higher spreads over the applicable U.S. Treasury rate as discussed above. The Company utilized discount rates ranging from 6.45% to 12.86% on the estimated cash flows to be released from the spread account to value the Retained Interest at September 30, 2001.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended September 30, 2001 and 2000
(Unaudited)

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                                    September 30,      June 30,
                                                                        2001             2001
                                                                    --------------  ---------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                               $   320,458      $   360,722
Estimated dealer premium rebates refundable                                11,844           15,403
Estimated credit losses on securitized receivables                       (181,362)        (170,151)
Accelerated Principal (1)                                                  28,823           28,823
Spread accounts                                                            87,681           90,135
Discount to present value                                                 (68,044)         (79,056)
                                                                    --------------  ---------------
  Total Retained Interest in Securitized Assets                       $   199,400      $   245,876
                                                                    ==============  ===============

Outstanding balance of securitized receivables                        $ 3,088,051      $ 3,166,542
                                                                    ==============  ===============
Estimated credit losses as a percentage of
  securitized receivables serviced                                          5.87%            5.37%
Weighted average discount rate                                             11.02%           11.51%
Weighted average original contract life (in months)                          75.0             74.8


(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.

Note 3 - Notes Payable

Notes Payable is comprised of borrowings on warehouse credit facilities of $34.1 million and $5.2 million at September 30, 2001 and June 30, 2001, respectively.

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

Note 5 - Earnings Per Share

Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period or when the shares are considered to be anti-dilutive as a result of a net loss. In July 2001, the Company issued 6,000 stock options with an option price of $6.5750 per share. In addition, in September 2001, the Company issued 64,000 stock options with an option price of $5.5800 per share. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended September 30, 2001 and 2000
(Unaudited)

                                                        Quarter Ended
                                                        September 30,
                                        -------------------------------------
                                            2001                     2000
                                        ------------            -------------
        Anti-dilutive effect(1)             225,700                     --
        Exercise price greater
          than fair value                   823,529                 766,875
                                        ------------            -------------
                                          1,049,229                 766,875
                                        ============            =============

(1) The calculation for dilutive earnings per share for the quarter ended September 30, 2001 was based upon the common shares as the effect of the outstanding stock options for which the fair value is greater than the exercise price were anti-dilutive due to the net loss for the quarter ended September 30, 2001.


Note 6 - Change in Year-End

On July 27, 2001, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31. The Company will file a report on Form 10-K for the six month transition period ending December 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Acquisition Volume and Pricing. The Company currently acquires receivables in 40 states from over 5,600 manufacturer-franchised auto dealerships. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile ("Tier I"). The Company acquired $258.4 million of receivables for the quarter ended September 30, 2001, a 55.2% decrease from the $576.4 million acquired during the quarter ended September 30, 2000. Receivable acquisitions were up 30.0% over the quarter ended June 30, 2001 of $198.8 million. To effectively utilize the Company's capital resources prior to the rights offering, the Company used its risk-based pricing strategy (described below) to slow down receivable acquisition volume while achieving a targeted return on assets. Through the rights offering, the Company feels that it achieved the first phase of its capital goals. Utilizing its risk-based pricing model, the Company began the process of increasing receivable acquisitions during the quarter ended June 30, 2001 and has continued this process during the quarter ended September 30, 2001. Acquisition volume was lower than management's expectations primarily due to a decline in the number of applications received in the days and weeks immediately following September 11, 2001. The Company anticipates acquisition volume to be approximately $240.0 to $280.0 million for the quarter ending December 31, 2001. See--"Discussion of Forward-Looking Statements".

In order to more accurately price its receivables acquired, the Company moved to a risk-based pricing model in June 2000 and implemented the fifth version of the pricing model in September 2001. The Company's risk-based pricing model rewards those customers with good credit quality and other favorable characteristics with lower rates and prices higher risk accounts at higher rates. The use of the refined risk-based pricing model has resulted in favorable trends in factors such as credit scores and loan to value ratios while at the same time producing favorable trends in the gross and net pricing spreads given the declining interest rate environment. The average credit score of newly acquired receivables was 692 and 678 for the quarters ended September 30, 2001 and 2000, respectively, and the loan to value ratios for the quarter ended September 30, 2001 are near historical lows for the Company. The Company is currently seeking to price its receivable acquisitions such that they will support a return on assets of 1.5% after the next several years. A number of factors, including loss and credit performance estimates inherent in the Company's pricing strategies, and other factors impacting the Company's results of operations, will affect whether it can achieve that targeted performance level and the number of years it may take it to do so. See--"Discussion of Forward-Looking Statements".

Gross and Net Pricing Spreads. The gross and net pricing spreads for the quarter ended September 30, 2001 were 7.02% and 6.17% compared to 6.73% and 5.75%, respectively, over the same quarter of last fiscal year. Gross pricing spread is defined as the difference between the weighted average receivable rate and the weighted average hedge rate. The net pricing spread is defined as the gross pricing spread, net of dealer premiums. The Company has been able to utilize its risk-based pricing during the declining interest rate environment to increase its net pricing spreads as well as acquire higher quality receivables as discussed above.

Net pricing spreads are currently targeted at a minimum of 6.00%. Although management believes these targeted net spreads can be achieved, material factors affecting the net spreads are difficult to predict and could cause management's projections to be materially inaccurate. These include current market conditions with respect to interest rates, the competitive landscape and the stability of the Company's dealer base. See - "Discussion of Forward-Looking Statements".

Results of Operations

Net earnings (loss) are summarized in the table below. The net loss was $23.8 million, or $0.77 per diluted share, for the quarter ended September 30, 2001, compared to net earnings of $3.0 million, or $0.23 per diluted share, for the quarter ended September 30, 2000. The decrease from the same quarter of the prior year is primarily due to the recording of other than temporary impairment of $44.0 million pre-tax ($27.9 million after-tax) during the quarter ended September 30, 2001 and a decrease in the net interest margin. Interest rate derivatives on held for sale receivables did not have an impact on earnings for the quarter ended September 30, 2001 because the Company did not have any outstanding interest rate derivatives instruments at September 30, 2001 as discussed below in the "Gain (loss) on interest rate derivatives on held for sale receivables" section. Net earnings for the quarter ended September 30, 2000, were $4.6 million, or $0.34 per diluted share, before accounting for the earnings impact of interest rate derivatives on held for sale receivables.

                                       Quarter ended September 30,
                                    ----------------------------------
                                        2001                2000
                                    --------------     ---------------
                             (Dollars in thousands, except per share amounts)

Net earnings (loss)                  $ (23,797)           $ 3,009
Net earnings (loss) per share        $   (0.77)           $  0.23
  (basic and diluted)



Interest on receivables held for sale decreased 62.0% to $5.5 million for the quarter ended September 30, 2001, compared to $14.4 million for the quarter ended September 30, 2000. The decrease from the prior year related to a lower average held for sale portfolio and decreased weighted average contract rates on receivables held for sale during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 as shown in the following table:

                                            Quarter ended September 30,
                                               2001              2000
                                         ----------------- -----------------

Average held for sale (in thousands)        $ 139,840         $ 409,420
Weighted average contract rate                  11.89%            13.50%



Retained interest and other interest income decreased 18.5% to $5.9 million for the quarter ended September 30, 2001, compared to $7.3 million for the quarter ended September 30, 2000. In connection with the other than temporary impairments taken in the quarter ended June 30, 2001, the accretion rate has decreased on all impaired pools as the discount rates were adjusted to the current market rates on the impaired pools at June 30, 2001. The other than temporary impairment taken in the quarter ended September 30, 2001 may further reduce the accretion rate on the impaired pools and may result in a decrease in Retained interest and other interest income in the future. See - "Discussion of Forward-Looking Statements". The individual components of Retained interest and other interest income are shown in the following table.


                                     Quarter ended September 30,
                                 -----------------------------------
                                      2001                2000
                                 ---------------     ---------------
                                            (In thousands)

Discount accretion                  $ 5,724             $ 7,068
Other interest income                   224                 232
                                 ---------------     ---------------
                                    $ 5,948             $ 7,300
                                 ===============     ===============


Interest expense decreased 57.6% to $4.7 million for the quarter ended September 30, 2001 compared to $11.0 million for the corresponding quarter ended September 30, 2000. The decrease was the result of the previously mentioned decrease in the average held for sale balance (resulting in lower borrowings on the Company's credit facilities), a decrease in the credit facilities' effective interest rate, and lower term debt interest expense as a result of the required $22.0 million principal payment made on the senior debt on August 1, 2001.

Provision  for  estimated  credit  losses  decreased  33.3% to $650,000  for the quarter ended September 30, 2001, compared to $975,000 for the quarter ended September 30, 2000. The decrease from the quarter ended September 30, 2000 is due to lower receivable acquisitions in the corresponding quarter. The receivables acquired during the quarter ended September 30, 2001 decreased 55.2% over the same period ended September 30, 2000.

Gain (loss) on sale of receivables, net and Gain (loss) on interest rate derivatives on securitized receivables. The loss on sale of receivables, net was $36.0 million for the quarter ended September 30, 2001, compared to a gain of $7.9 million for the corresponding quarter ended September 30, 2000. The loss on sale of receivables, net for the quarter ended September 30, 2001 is primarily comprised of $7.9 million of gain on sale of receivables net of $44.0 million of other than temporary impairment compared to $7.9 million of gain on sale of receivables with no other than temporary impairment for the quarter ended September 30, 2000. Management reviews the fair value of the estimated recoverable cash flows associated with the retained interest for other than temporary impairments on a regular basis. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 2 of the Consolidated Condensed Financial Statements".

In connection with the securitization during the quarter ended September 30, 2001, the Company sold $330 million of notes and delivered $270 million of the total receivables. The Company delivered the additional $60 million in receivables in October 2001. The net economic gain (the gain on the sales of receivables net of losses on interest rate derivatives on securitized receivables but excluding other than temporary impairments) on the sales of receivables (as shown in the following table) increased to $5.3 million for the quarter ended September 30, 2001 from $2.5 million for the quarter ended September 30, 2000. The net economic gain for the receivables delivered during the quarter ended September 30, 2001 included a loss on interest rate derivatives on securitized receivables of $2.6 million compared to a $5.4 million loss on interest rate derivatives on securitized receivables for the quarter ended September 30, 2000. The increase in the net economic gain during the quarter ended September 30, 2001 compared to the same period of last year is due primarily to the increase in the gross spread and the decrease in the loss on interest rate derivatives on securitized receivables. The increase in the gross spread was the result of the Company experiencing only a 11.8% decrease in the weighted average receivable rate compared to a 38.2% decrease in the weighted average certificate rate. The decrease in the loss on interest rate derivatives on securitized receivables for the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000 is the result of a new hedging strategy that seeks the most effective hedge instrument while minimizing cash outflows. These increases were partially offset by a decrease in the receivables delivered pursuant to the securitization during the quarter ended September 30, 2001 of $270 million compared to the quarter ended September 30, 2000 of $500 million.


                                          Quarter ended September 30,
                                        --------------------------------
                                             2001             2000
                                        ---------------  ---------------
                                                (In thousands)
Gain on sales of receivables               $ 7,930          $ 7,859
Loss on interest rate derivatives on
     securitized receivables                (2,584)          (5,350)
                                        ---------------  ---------------

     Net economic gain                     $ 5,346          $ 2,509
                                        ===============  ===============


As mentioned above, the Gain (loss) on sale of receivables, net for the quarter ended September 30, 2001 included a charge for other than temporary impairment of $44.0 million. Approximately 60% of the charge for other than temporary impairment related to cash flow modeling enhancements for components of retained interest other than expected credit losses. The remaining portion of the other than temporary impairment related to increased loss rate estimates and the effects of the economic environment. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates over 640,000 consumers representing over $9.5 billion in acquired receivables. Management has continues to refine the loss curves to take account of additional factors that affect performance. As of September 30, 2001, the Company determined it was necessary to further adjust the expected loss rates on most pools to more fully incorporate the data suggested by the curves produced by the risk management database. Although the loss curves were the basis for the changes in the expected loss rates, the Company also considered exposure to credit losses in light of increasing delinquency and loss rates, increasing consumer bankruptcies, and recessionary economic trends, especially in view of the sudden decline in economic activity following September 11, 2001. The Company is aware, however, that the historical database may not fully take account of general recessionary economic trends and will continue to assess that risk. These modeling enhancements are further discussed in "Note 2 - Notes to Consolidated Condensed Financial Statements." Also, see "Discussion of Forward-Looking Statements."

The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, the level of estimation for net credit losses, discount rate, and prepayment rate.

                                                          Quarter ended
Selected Securitization Data (1):                         September 30,
                                                  ----------------------------
                                                      2001            2000
                                                      ----            ----

                                                    2001 - C        2000 - C

Original amount (in millions) (2)                    $330.0          $500.0
Weighted average receivable rate                     11.90%          13.57%
Weighted average certificate rate                     4.15%           6.90%
Gross spread (3)                                      7.75%           6.67%
Net spread (4)                                        5.97%           4.67%
Weighted average remaining maturity (in months)       70.7            69.5
Weighted average life (in years)                      2.06            2.08
Annual credit loss assumption (5)                     2.31%           2.21%
Cumulative credit loss assumption                     4.75%           4.60%
Average prepayment speed assumption (6)              32.39%          25.00%
Discount rate assumption                             13.50%          15.10%



(1)  Information at time of securitization.

(2) For the 2001-C securitization, of the $330 million securitized, $270 million of receivables were delivered in September 2001 and the remaining $60 million were delivered in October 2001.

(3) Difference between weighted average receivable rate and weighted average certificate rate.

(4) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.

(5) Computed as the cumulative credit loss assumption divided by the weighted average life.

(6) In the quarter ended June 30, 2001, the Company began using a prepayment curve rather than a static prepayment assumption.

Gain (loss) on interest rate derivatives on held for sale receivables. There was no Gain (loss) on interest rate derivatives on held for sale receivables for the quarter ended September 30, 2001 compared to a loss on interest rate derivatives on held for sale receivables of $2.4 million for the quarter ended September 30, 2000. At September 30, 2001, the Company did not have any outstanding interest rate derivative instruments because the Company utilized the prefund mechanism of the 2001-C securitization to hedge interest rate movement. The Company sold $330 million of notes in the 2001-C securitization. Receivables totaling $270 million were delivered during the quarter ended September 30, 2001, and a $60 million prefund account was established. The prefund mechanism eliminates the need for an interest rate swap on the prefunded receivables given that interest rate risk is substantially eliminated since the funding rate has been fixed. The Company delivered the prefunded receivables at the expected weighted average coupon in October 2001. The Company may choose to use this hedging strategy in the future. See--"Discussion of Forward-Looking Statements".

Servicing fees increased 13.3% to $7.6 million for the quarter ended September 30, 2001 compared to $6.7 million for the quarter ended September 30, 2000. The increase in servicing fees is a result of the 13.6% increase in the average securitized servicing portfolio of $3.0 billion for the quarter ended September 30, 2001 compared to $2.7 billion for the quarter ended September 30, 2000. Servicing fees consist primarily of contractual servicing fees of 1.0% on securitizations.

Salaries and benefits expense increased 4.9% to $8.3 million for the quarter ended September 30, 2001, from $7.9 million for the quarter ended September 30, 2000. The increase was primarily related to an increase in employees. The average full-time equivalents for the quarter ended September 30, 2001 was 700 compared to 660 for the corresponding period in fiscal 2000.

Other general and administrative expense increased 7.3% to $5.9 million for the quarter ended September 30, 2001, compared to $5.5 million for the quarter ended September 30, 2000. Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. The increase in other general and administrative expense is primarily attributed to outside services expense, comprised of service bureau expense, lock box expense, bank charges and telephone expense.

Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.80% for the quarter ended September 30, 2001, compared to 1.75% for the same period of fiscal 2000. Total operating expenses increased 5.9% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. This increase in expenses correlates with the 2.9% increase in the average servicing portfolio.

Provision for income taxes changed to a $13.6 million benefit for the quarter ended September 30, 2001, compared to $1.8 million of expense for the corresponding quarter ended September 30, 2000. The change for the quarter is the result of a net loss before income taxes for the quarter ended September 30, 2001 compared to net earnings before income taxes for the quarter ended September 30, 2000.

Financial Condition

Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes the principal balance of receivables held for sale, net of unearned discount and allowance for estimated net credit losses, receivables in process, and prepaid dealer premiums. Selected information regarding the Receivables held for sale, net and the servicing portfolio at September 30, 2001 and June 30, 2001 is summarized in the following table:


                                           September 30,        June 30,
                                               2001                2001
                                         ------------------- ----------------
                                                    (In thousands)

Receivables held for sale, net               $    38,267      $    42,770
Allowance for net credit losses              $    (2,010)     $    (2,216)
Securitized assets serviced                  $ 3,088,051      $ 3,166,542
Total servicing portfolio                    $ 3,127,545      $ 3,210,755



Retained interest in securitized assets ("Retained Interest"). Retained Interest decreased $46.5 million to $199.4 million at September 30, 2001, from $245.9 million at June 30, 2001. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the securitization during the quarter ended September 30, 2001 including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, other than temporary impairment and net change in unrealized gain. The Company's collections are the receipt of the net interest spread.

The following table illustrates the activity of Retained Interest for the quarter ended September 30, 2001 (in thousands):

Balance at June 30, 2001                                              $ 245,876

Amounts capitalized (including estimated dealer rebates)                 15,549
Collections                                                             (17,130)
Accretion of discount                                                     5,709
Change in spread accounts                                                (2,454)
Other than temporary impairments                                        (44,000)
Net change in net unrealized gain                                        (4,150)
                                                                   -------------

Balance at September 30, 2001                                         $ 199,400
                                                                   =============


The following table illustrates the activity of the spread account for the quarter ended September 30, 2001 (in thousands):

Balance at June 30, 2001                                             $ 90,135

Net excess cash flows deposited to spread accounts                     10,245
Initial spread account deposits                                            91
Interest earned on spread accounts                                        790
Less:  excess cash flows released to the Company                      (13,580)
                                                                  ------------

Balance at September 30, 2001                                        $ 87,681
                                                                  ============


Allowance for net credit losses on securitized receivables is included as a component of Retained Interest and at September 30, 2001, totaled $181.4 million, or 5.87% of the total securitized receivable portfolio, compared to $170.2 million, or 5.37%, at June 30, 2001. See "Note 2 - Notes to Consolidated Condensed Financial Statements" for additional discussions and recent developments regarding Retained Interest. Also, see - "Discussion of Forward-Looking Statements".

Other Assets are as follows (in thousands):

                                                  September 30,      June 30,
                                                      2001             2001
                                                  --------------    ------------
Repossessed assets                                 $ 12,180         $  8,036
Accrued servicing fees                                3,104            8,014
Current and deferred income tax receivable           11,077            1,265
Other                                                 6,607            6,382
                                                   --------------   ------------
                                                   $ 32,968         $ 23,697
                                                   ==============   ============



The increase in the repossessed assets is the result of increases in the credit losses experienced by the Company during the quarter ended September 30, 2001. The decrease in the accrued servicing fees is the result of reduced net excess cash flows to be received from the securitization trust for the September 2001 collection period given higher losses during the quarter ended September 30, 2001. The increase in current and deferred income taxes receivable is the result of the net loss for the quarter ended September 30, 2001.

Notes payable were $34.1 million at September 30, 2001, compared to $5.2 million at June 30, 2001. The increase is a result of the timing of the securitizations effected in each of the respective quarters.

Term debt was $133.0 million at September 30, 2001 and $155.0 million at June 30, 2001. The decrease in the term debt was a result of a required principal payment on the Company's Senior Notes in August 2001 of $22.0 million.

Current and deferred income taxes payable. There were no current or deferred income taxes payable at September 30, 2001, compared to $5.9 million at June 30, 2001. The difference is the result of the net loss for the quarter ended September 30, 2001, as discussed above in "Other Assets."


Liquidity and Capital Resources

Sources and Uses of Cash in Operations. Net cash used in operating activities was $15.1 million for the quarter ended September 30, 2001, compared to cash used in operating activities of $86.5 million for the quarter ended September 30, 2000. The change was primarily attributable to higher receivables securitized than receivable acquisitions during the quarter ended September 30, 2001 compared to higher receivables acquired than securitized during the quarter ended September 30, 2000. Net cash provided by investing activities was $19.5 million and $14.5 million for the quarter ended September 30, 2001 and 2000, respectively. The increase over the prior period primarily relates to the increase in the change in spread accounts but was partially offset by a decrease in the collections on retained interest in securitized assets. Net cash provided by financing activities for the quarter ended September 30, 2001 was $6.8 million compared to net cash provided by financing activities of $71.6 million for the quarter ended September 30, 2000. The primary factor for this change is the decreased warehouse borrowings resulting from the lower acquisition of receivables in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including term debt and revolving warehouse credit facilities in addition to the existing cash balances at September 30, 2001. Historically, the Company has used the securitization of receivables as its primary source of term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $550 million, and $477 million was utilized at September 30, 2001. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivables while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on the change in interest rates. In the quarter ended September 30, 2001, derivative financial instrument transactions used cash of $2.5 million compared to cash used of $5.9 million during the quarter ended September 30, 2000.

Warehouse facilities. The Company has credit facilities with independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350 million credit facility is insured by a surety bond provider while the two $200 million credit facilities are not. At September 30, 2001, $34.1 million of the capacity was utilized, and an additional $300,000 was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 2001, $5.2 million of the capacity was utilized, and an additional $32.5 million was available to borrow based on the outstanding principal balance of eligible receivables. The Company anticipates that at current acquisition volumes, it could fund the purchase of receivables through its existing credit facilities for the next eight to nine months without securitizing. The credit facilities generally have a term of one year. Selected summary information about the credit facilities is shown below:

 Credit Facility                Outstanding                       Expiration
    Capacity               at September 30, 2001                     Date
------------------        ------------------------            ------------------
  (in millions)
      $ 350                        $34.1                         August 2002
      $ 200                        None                         February 2002
      $ 200                        None                          August 2002


Working capital line. This line of credit was unsecured and was established to fund short-term cash flow needs of the Company. Effective September 30, 2001, the Company voluntarily terminated this facility.

Term debt. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due annually on August 1 until maturity. The Notes currently have a private rating by Fitch of B+. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes currently have a private rating by Fitch of B-. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes currently have a private rating by Fitch of B+.

The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness.

Capitalization and Affect on Results of Operations. The Company is pursuing a capital strategy, of which the rights offering completed in the quarter ended June 30, 2001 is a part, intended to enhance its ratio of capital to managed assets (including its securitized servicing portfolio) over time. Management's objective is to raise the equity to managed assets of 5.03% as of September 30, 2001 to approximately 8.00% over the next few years. Additionally, if the Company can effectively price receivable acquisitions relative to risk, management expects that it should be able to increase its return on managed assets and return on equity over the next several years. Management is currently evaluating its long-term capital needs considering projected receivable acquisition growth, operating expenses and fee income initiatives. Management believes that the proceeds of the rights offering, together with funds provided by operations should be sufficient to support measured growth in receivable acquisitions, achieve an acceptable level of profitability and to allow the Company to meet term debt repayment obligations coming due in the next twelve months. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, dealer reserve levels and similar matters. See "Forward-Looking Statements."

The Company's Board of Directors has approved charter amendments to, among other things, convert the outstanding Class B Common Stock and Class A Common Stock to a single class of Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors). Upon conversion of the shares of class B Common Stock, no shares of Class B Common Stock will remain authorized. These amendments will be presented to the shareholders for approval at the 2001 annual meeting. See - "Discussion of Forward-Looking Statements".

Asset Quality

The Company experienced an increase in delinquency on the Tier I automobile portfolio at September 30, 2001 compared to June 30, 2001. Tier I delinquency was 3.67% at September 30, 2001, compared to 3.52% and 3.13% at June 30, 2001 and September 30, 2000, respectively. During the quarter ended September 30, 2001, the Company experienced an increase in recoveries as a percentage of gross charge-offs on the Tier I portfolio when compared to the quarter ended June 30, 2001, but a decrease in Tier I recoveries as a percentage of gross charge-offs compared to the quarter ended September 30, 2000. The Tier I recovery rate was 38.14% for the quarter ended September 30, 2001, compared to 36.23% and 41.01% for the quarters ended June 30, 2001 and September 30, 2000, respectively. Net credit losses increased during the quarter ended September 30, 2001, compared to the quarter ended June 30, 2001 and the quarter ended September 30, 2000. As shown in the following tables, Tier I net credit losses totaled 3.64% for the quarter ended September 31, 2001, compared to 2.85% and 2.11% for the quarters ended June 30, 2001 and September 30, 2000, respectively. Several factors contributed to the increased delinquency and credit losses for the quarter ended September 30, 2001. The slow down in corporate profits contributed to wide spread layoffs which resulted in many people struggling to repay consumer debt. In addition, in October consumer confidence fell to its lowest level in more than seven years. These external economic factors along with seasonality, aging of the portfolio, and increased bankruptcy filings combined to increase our delinquency and loss rates during the quarter ended September 30, 2001.

Provisions are made for estimated net credit losses in conjunction with each securitization. The current assumption utilized in the gain on sale of receivables calculation for estimated net credit losses on the securitization closed during the quarter ended September 30, 2001 was 4.75% over the life of the pool compared to 4.60% over the life of the pool on the securitization for the quarter ended September 30, 2000. The allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 5.87% at September 30, 2001, compared to 5.37% and 4.36% at June 30, 2001 and September 30, 2000, respectively.

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

                                                                     Tier I Credit Loss Experience
                                                                         For the Qurater Ended
                                      --------------------------------------------------------------------------------------------

                                        September 30, 2001               June 30, 2001                    September 30, 2000
                                      -------------------------- -------------------------------  --------------------------------
                                                                        (Dollars in thousands)

                                       Number of                    Number of                        Number of
                                       Receivables   Amount       Receivables        Amount         Receivables        Amount
                                      -------------------------- -------------------------------  --------------------------------

Average servicing portfolio             252,095     $ 3,135,301         258,804     $ 3,232,911           246,406     $ 3,031,640

Gross charge-offs                         3,555        $ 46,119           2,801        $ 36,147             2,306        $ 27,099
Recoveries                                               17,590                          13,096                            11,112
                                                  --------------                  --------------                    --------------
  Net charge-offs                                      $ 28,529                        $ 23,051                          $ 15,987
                                                  ==============                  ==============                    ==============

Gross charge-offs as a percentage
  of average servicing portfolio (1)      5.64%           5.88%           4.33%           4.47%             3.74%           3.58%
Recoveries as a percentage of
  gross charge-offs                                      38.14%                          36.23%                            41.01%
Net charge-offs as a percentage
  of average servicing portfolio (1)                      3.64%                           2.85%                             2.11%
    (1) Annualized




                                                          Tier I Delinquency Experience
                          ----------------------------------------------------------------------------------------------
                                At September, 2001               At June 30, 2001              At September, 2000
                          ------------------------------- ------------------------------- ------------------------------
                                                             (Dollars in thousands)

                             Number of                       Number of                       Number of
                           Receivables        Amount       Receivables        Amount       Receivables       Amount
                          ------------ --------------------------------------------------------------------------------

Servicing portfolio          250,354       $ 3,112,205       256,252       $ 3,192,472       252,293      $ 3,133,025
Delinquencies:
  30-59 days                   5,647       $    64,150         5,247       $    61,316         5,120      $    56,184
  60-89 days                   2,901            36,122         2,841            36,194         2,482           29,062
  90 days or more              1,199            13,917         1,219            14,805         1,158           12,918
                          ---------------  -------------- --------------- --------------- --------------- --------------
Total delinquencies            9,747       $   114,189         9,307       $   112,315         8,760      $    98,164
                          ===============  ============== =============== =============== =============== ==============

Delinquency as a percentage
  of servicing portfolio        3.89%           3.67%           3.63%            3.52%          3.47%           3.13%


Selected information about the Company's active securitizations are presented below:



                                                               Remaining
                                                              Balance at        Net Loss       Expected
                                             Original        September 30,     to Original    Cumulative
            Securitizations                   Amount              2001          Balance          Loss
----------------------------------------------------------------------------- -------------  --------------
                                                                                 (1)             (2)
                                                (Dollars in thousands)
UACSC  2001-C Auto Trust (3)                 $ 330,000       $   268,249         0.00%          4.75%
UACSC  2001-B Auto Trust                       150,002           135,825         0.02%          4.75%
UACSC  2001-A Auto Trust                       573,000           464,291         0.56%          5.70%
UACSC  2000-D Auto Trust                       510,001           382,425         1.11%          5.70%
UACSC  2000-C Auto Trust                       500,000           341,166         1.48%          5.90%
UACSC  2000-B Auto Trust                       534,294           346,087         2.51%          6.70%
UACSC  2000-A Auto Trust                       282,721           153,048         2.58%          6.00%
UACSC  1999-D Auto Trust                       302,693           152,309         3.84%          7.20%
UACSC  1999-C Auto Trust                       364,792           170,059         3.62%          6.30%
UACSC  1999-B Auto Trust                       340,233           139,549         4.15%          6.40%
UACSC  1999-A Auto Trust                       320,545           114,743         4.62%          6.60%
UACSC  1998-D Auto Trust                       275,914            83,711         4.02%           .70%
UACSC  1998-C Auto Trust                       351,379            96,624         3.91%           .40%
UACSC  1998-B Auto Trust                       267,980            60,680         3.59%           .70%
UACSC  1998-A Auto Trust                       228,938            46,061         3.68%           .60%
UACSC  1997-D Auto Trust                       204,147            31,900         3.70%           .75%
UACSC  1997-C Auto Trust                       218,390            32,021         4.42%           .20%
UACSC 1997-B  Auto Trust                       295,758            35,163         4.25%           .75%
UACSC 1997-A Auto Trust (4)                    293,348            28,126         5.97%           .01%
                                         ------------------------------------
  Total Tier I Securitized Trusts            6,344,135         3,082,037

PSC 1998-1 Grantor Trust                        28,659             6,014         9.36%         12.00%
                                         ------------------------------------
       Grand Total                         $ 6,372,794       $ 3,088,051
                                         ====================================


(1)  Net loss to original balance at September 30, 2001.

(2)  Forward-looking    information.    See   "Discussion   of   Forward-Looking
     Statements."

(3) Of the total securitized, $270 million of receivables were delivered in September 2001 and the remaining $60 million were delivered in October 2001.

(4)  Pool was paid in full in November 2001.

Discussion of Forward-Looking Statements

The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income, and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 which is incorporated herein by this reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. The commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on those receivables. The Company generally realizes a gain on its economic hedging transactions during periods of increasing interest rates and generally realizes a loss on such transactions during periods of decreasing interest rates. As a result of the prefunding mechanism in use at September 30, 2001, the Company had no economic hedges outstanding. The fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and term debt at September 30, 2001:


                                          Quarter
                                           ended           Year Ended
                                        December 31,       December 31,
                                        --------------------------------------------------------------
                                          2001          2002         2003        Total      Fair Value
                                        --------------------------------------------------------------
                                            (Dollars in thousands)

Notes Payable                           $ 34,142      $    -       $      -    $ 34,142     $  34,142
   Weighted average variable rate           4.33%

Term debt                               $      -      $ 87,000     $ 46,000    $ 133,000    $ 132,746
   Weighted average fixed rate              0.00%         7.99%        9.99%        8.68%


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

At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows:





Amounts as of September 30, 2001                      Tier I              Tier II              Total
                                                      ------              -------              -----

Fair value of retained interest (1)                 $ 211,147              $ 992             $ 212,139

Prepayment speed assumption (curve)              26.75% - 36.00%      26.75% - 36.00%

Impact on fair value of 10% adverse change          $ 203,340              $ 984             $ 204,324
Impact on fair value of 20% adverse change          $ 195,904              $ 977             $ 196,881


Net loss rate assumption (pool life rate)        4.60% - 7.20%             12.00%

Impact on fair value of 10% adverse change          $ 180,107              $ 684             $ 180,791
Impact on fair value of 20% adverse change          $ 146,152              $ 385             $ 146,537


Discount rate assumption (annual rate)           6.45% - 12.86%             9.97%

Impact on fair value of 10% adverse change          $ 206,329              $ 974             $ 207,303
Impact on fair value of 20% adverse change          $ 201,375              $ 957             $ 202,332

Spread interest rate assumption (curve)          2.55% - 4.85%          2.55% - 4.85%

Impact on fair value of 10% adverse change          $ 209,841              $ 987             $ 210,828
Impact on fair value of 20% adverse change          $ 208,437              $ 982             $ 209,419




(1) Retained Interest on the balance sheet is lower than the total fair value included in this analysis. The difference primarily relates to the inventory value of repossessed autos that have not been sold. This amount is included in Retained Interest as part of the allowance for estimated credit losses on securitized receivables but not included in the total fair value.

These sensitivities are hypothetical and should be used with caution. As the amounts indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See "Discussion of Forward-Looking Statements."

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with this report:

          3.2 Registrant's Code of By-Laws, as amended and restated, September 17, 2001.

          4.1  Amendment Number 5 to Security  Agreement,  dated as of September
               30, 2001, by and among Union Acceptance Funding Corporation, UAFC-l Corporation, Registrant, Enterprise Funding Corporation and Bank of America, N.A. amending that certain Security Agreement dated as of May 25, 2000.

          4.2  Amendment Number 1 to Security  Agreement,  dated as of September
               30, 2001, by and among Union Acceptance Funding Corporation, UAFC-2 Corporation, Registrant, Variable Funding Capital Corporation, First Union Securities, Inc. and First Union National Bank amending that certain Security Agreement dated as of August 31, 2001.

          10.1 Employment Agreement, dated as of September 1, 2001, by and between Registrant and Lee N. Ervin.


     (b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended Septembe 30, 2001:

        Date of Report          Items Filed
        --------------          -----------

        August 1, 2001          Item 7.  Financial Statements and Exhibits
                                Item 8.  Change in Fiscal Year End
                                Item 9.  Regulation FD Disclosure

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Acceptance Corporation

November 13, 2001                   By: /s/ Michael G. Stout
                                        ------------------------------------
                                        Michael G. Stout
                                        Chairman of the Board,
                                        President and Chief Executive Officer



November 13, 2001                   By: /s/ Rick A. Brown
                                        ------------------------------------
                                        Rick A. Brown
                                        Treasurer and Chief Financial Officer