Form 10-K405
period 2001-12-31
UNION ACCEPTANCE CORP
filed 2002-03-29
CIK 927790

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark One)

() Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended _____________
                                                     or

(X) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from July 1, 2001 to December 31, 2001

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

Securities  Registered  Pursuant  to  Section  12(g) of the Act:
        Common  Stock, without par value
        Common Share Purchase Rights

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.       Yes (X)                     No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the 14,924,664 shares of the Common Stock held by non-affiliates, as of February 25, 2002, was $79,100,613.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Common Stock of the Registrant, without par value, outstanding as of March 15, 2002, was 30,919,806 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III.

================================================================================

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX


                                    PART I                                  Page

Item 1.      Business...............................................          3

Item 2.      Properties.............................................         20

Item 3.      Legal Proceedings......................................         20

Item 4.      Submission of Matters to a Vote of Security Holders....         21

                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters............................         22

Item 6.      Selected Consolidated Financial Data...................         23

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........         27

Item 7a.     Quantitative and Qualitative Disclosures...............         52

Item 8.      Financial Statements and Supplementary Data............         55

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.................         85

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant.....         85

Item 11.     Executive Compensation.................................         85

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management..................................         85

Item 13.     Certain Relationships and Related Transactions.........         85

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K....................................         85

SIGNATURES   .......................................................         87


                                     PART I
Item 1.           Business

OVERVIEW

The Company is a specialized finance company engaged in acquiring and servicing automobile retail installment sales contracts and installment loan agreements. The retail installment contracts are originated by dealerships affiliated with major domestic and foreign manufacturers, nationally recognized rental car outlets and used car superstores. The loan agreements are originated by the Company as a result of referrals by the dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile purchasing late model used and, to a lesser extent, new automobiles. The Company currently acquires receivables in 40 states from or through referrals by approximately 5,700 manufacturer-franchised automobile dealerships.

The Company was incorporated in Indiana in December 1993, as a subsidiary of Union Federal Bank of Indianapolis, a federally chartered savings bank ("Union Federal"). Union Federal entered the indirect automobile finance business in 1986. In August 1995, the Company effected its initial public offering of Class A Common Stock, and its outstanding shares were distributed by Union Federal and its holding company in a spin-off to their then existing shareholders. See additional discussions regarding the Company's stock in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

On July 27, 2001, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31. In this report, references to a fiscal year represents the twelve months beginning July 1 and ending June 30.

The  Company's   headquarters  are  located  at  250  North  Shadeland   Avenue,
Indianapolis, Indiana, 46219, and the telephone number is (317) 231-6400. See "Item 2, Properties."

BUSINESS STRATEGY

The Company's focus is on acquiring high quality receivables at favorable pricing by providing excellent service to its dealers and offering flexible financing terms. The Company is leveraging its historical database which dates back to 1992 and includes approximately 650,000 consumers representing over $9.6 billion in acquired receivables by pursuing a risk-based pricing strategy with the objective that each receivable acquired will bear an interest rate and other pricing terms based on its unique risk level and associated costs which will at least support the Company's targeted minimum level of return on managed assets. The Company has developed an ongoing capital strategy that supports the Company's underlying business strategy.

MARKET AND COMPETITION

Based on the Company's research with respect to the automobile finance industry, total retail new and used automobile sales in the United States during calendar 2001 were approximately $738.0 billion of which $657.0 billion were financed. Of the amount financed, approximately $281.0 billion were financed through manufacturer-franchised automobile dealerships for customers exhibiting credit quality at a level the Company would consider favorable for acquisition. The Company's total annual receivable acquisitions represent less than 1.0% of this market.

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

The Company has seen increased competition among the captive finance markets. In order to stimulate sales because of the recent economic decline, auto manufacturers began offering 0% financing on new car sales in October 2001. Although not all buyers qualified for the 0% financing offers, the buyers that did qualify were of similar credit quality to the Company's customers. The Company expects the competition to stabilize in the first half of 2002 since most of the auto manufacturers reduced or discontinued the 0% financing offers at the close of calendar year 2001. The Company also expects used car sales to increase in the first quarter of 2002 due to dealers pushing to lower their used car inventory which built up in the December 2001 quarter due to trade-ins received on new car sales during the quarter, off-lease cars and used rental cars flooding the market due to the recent bankruptcy of a large rental car agency. See - "Discussion of Forward-Looking Statements".

While a number of independent automobile finance companies compete for the types of receivables the Company seeks to acquire, based on knowledge of the industry and public reports by certain such companies, the Company believes its operations are more efficient than its competitors in terms of operating expenses relative to the average servicing portfolio. The Company considers this to be a significant competitive advantage. In addition, the Company's risk-based pricing model and new strategic initiatives aimed at improving operating efficiencies and decreasing expenses are also considered significant competitive advantages to the Company.


RECEIVABLE LIFE CYCLE

The process for the acquisition and servicing of automobile retail installment sales contracts and installment loan agreements has three major processes and several subprocesses. These processes, in brief, are:

     1.   Acquisitions
          o    Dealer Marketing and Dealer Service
          o    Underwriting and Purchasing

     2.   Funding
          o    Short-term
          o    Long-term

     3.   Servicing
          o    Servicing
          o    Collection and Remarketing
          o    Final Payoff and Title Transfer

The following sections describe each of these processes.


Acquisitions

Dealer Marketing and Dealer Service

As of December 31, 2001, the Company has entered into dealer agreements with over 5,700 retail automobile dealers in 40 states. The Company's objective is to enter into dealer agreements with these automobile dealerships in targeted major metropolitan areas. The Company believes that these targeted dealerships are most likely to provide the Company with receivables that meet the Company's underwriting standards while also providing diversified economic markets. No individual dealer, nor group of affiliated dealers, accounted for more than 1.0% and 2.1% of the Company's receivable purchases during the six months ended December 31, 2001 or the fiscal year ended June 30, 2001, respectively. The Company intends to strengthen its relationships with its current dealers, continue to expand into existing market places as well as evaluate other potential origination channels during 2002. See - "Discussion of Forward-Looking Statements".

The Company currently divides its sales and credit staffs into seven geographical focus areas and a separate credit area specializing in the nights and weekend hours. The seven geographic areas were designed to help facilitate management's efforts in combining sales representatives and centralized credit analysts into working teams who regularly share information on specific dealer needs, market performance, competition, strategic planning and market conditions. Performance goals for the dealer marketing and dealer service areas are based on:

     -    Acquisition volume
     -    Active dealers and dealers cashing multiple contracts
     -    Applications
     - Cashing ratios (ratio of receivables purchased versus applications approved)
     -    Credit scores
     -    Loan to values
     -    Return on assets ("ROA")
     -    Underwriting quality control scores


The Company's ability to acquire receivables depends to a large extent on its ability to establish and maintain relationships with dealerships and to induce finance managers to offer customer applications to the Company. The Company's marketing and receivable acquisition staff emphasizes dealer service, product knowledge and convenient accommodation of dealers' needs for customer financing. To further enhance its dealer service, the Company now offers its dealers the ability to access certain dealer service information on the Company's website.

The Company believes that by offering application processing decisions in 30 minutes or less and processing with full phone service during all evenings and weekends that it is more likely to be the first financing source to indicate credit approval and therefore is more likely to acquire the receivable. Although the Company's receivable acquisition process is highly automated, the Company maintains a strong commitment to personalized dealer service. Sales representatives and credit analysts are in frequent contact with dealership personnel. Management believes that this personal contact and follow-through on the part of the Company's employees builds strong relationships and maximizes receivable acquisition volume from individual dealerships. The Company's risk-based pricing model and centralized purchasing assure dealers that the Company applies consistent purchasing standards and is a reliable financing source. The Company's flexibility in offering longer contract terms and an advance over the vehicles book value ("LTV") to qualified customers enhances the dealers' ability to offer desired financing terms to customers. The Company has been able to incorporate this flexibility into its risk-based pricing model in order to price the receivables at a level intended to provide for an appropriate return that is at least equal to an after-tax ROA of 1.50% on the highest credit profiles. The Company believes its receivable acquisition operations are structured to be more responsive to customers' needs for flexible terms than the operations of many competitors.

The Company has regional sales mangers as well as field sales representatives who give the Company a presence in local markets. Company sales representatives generally have automobile dealer finance or sales backgrounds and are generally recruited from within the geographic markets they serve. The Company believes this helps to establish rapport and credibility with dealership personnel. The sales representatives are in frequent contact with the Company's dealers and are available to receive and respond to questions and comments and to explain new programs and forms. The sales representatives, however, have no authority to approve credit applications. Additionally, the Company has a department that specifically handles dealer service issues in order to allow the outside sales representatives and the credit analysts to focus strictly on marketing and acquiring receivables, respectively.

When approaching a new dealer, the Company's sales representatives explain the Company's program and describe the ways the dealer can expect timely and reliable service such as an average of 30 minute turnaround time on applications and timely dealer funding of receivables as well as extended service hours on nights and weekends. Dealers who decide to establish a relationship with the Company are provided with a dealer agreement and supplied with copies of the Company's forms for all receivable documentation. The dealer agreement provides the standard terms upon which the Company purchases receivables from dealers, contains representations and warranties of the dealer and prescribes the calculation of the amount paid to the dealer for the purchase of a receivable above the principal amount financed ("dealer premium").

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

A majority of the Company's origination department employees, including the marketing and receivable acquisition staff, have prior business experience with automobile dealerships, many as dealership finance managers. The Company believes this common experience strengthens their relationships with dealers and enhances dealers' respect for their credit decisions. The Company also frequently arranges for its credit analysts to visit dealers and their finance managers to develop a rapport, to maintain awareness of local economic trends and to assure that the Company is meeting the dealers' needs and expectations.

Currently, dealers quote contract interest rates to customers at an average of 0.80-0.90% over the rate that the Company quotes to the dealer. The rate the Company quotes to the dealer is generally called the buy rate. In most states, this difference represents compensation to the dealership in the form of a dealer premium and is paid by the Company in addition to the amount financed. The dealer premium is paid to the dealer each month for all receivables acquired from the dealer during the preceding month. The Company has multiple dealer premium programs which generally fall into two categories. Under one category, the dealer receives only a portion of the benefit of the spread between the interest rate charged to the customer and the buy rate. The dealer forfeits a portion of the dealer reserve if the receivable is prepaid or defaults within a limited period of time after the receivable is purchased from the dealer. This rebate due to the Company is offset against additional premiums due to the dealer. If the balance in the dealer account is insufficient to cover the reimbursable amount, the Company invoices the dealer for the difference. This dealer premium category was applicable for approximately 74% of the total number of receivable acquisitions during the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, compared to 69% in the fiscal year ended June 30, 2000. Under the Company's other dealer premium program category, the dealer, in most instances, receives the entire benefit of the spread between the interest rate charged to the customer and the buy rate. However, the dealer forfeits a portion of the dealer reserve if the receivable is prepaid or defaults at any time prior to its scheduled maturity date after the receivable is purchased from the dealer. This rebate due to the Company is offset against additional premiums due to the dealer. If the balance in the dealer account is insufficient to cover the reimbursable amount, the Company invoices the dealer for the difference. In Ohio, because the Company enters into installment loan contracts directly with dealers' customers, it generally pays the dealer a referral fee based on a percentage of the note amount. The Company is no longer paying a dealer premium on receivables which are at the lower end of the credit score spectrum in which the Company operates. The Company also limits the dealer premium paid on certain other receivables based on other risk factors. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Centralization of receivable acquisitions at the Company's Indianapolis headquarters enables the Company to ensure uniform application of underwriting criteria. It also enables the Company to respond quickly and efficiently to a large volume of applications. Currently, upon receiving applications by facsimile transmission, certain data is entered into the Company's computer system, and the application is assigned to a credit analyst by geographical region. The Company's computer system obtains a credit bureau report, applies its credit scoring model and generates summary credit analysis for the credit analyst. In April 1998, the Company automated the calculation of its income and debt ratios and incorporated these automated calculations as well as credit score into a quality control underwriting screen. The Company evaluates applications based on four key income or debt to income ratios as well as credit score and judgment of the credit analyst. Approval authority and LTV levels are determined by the combinations of these underwriting criteria. The credit analyst analyzes the application data, vehicle value, quality control data and the credit bureau report and then sends a response by phone or facsimile transmission to the dealer. If the application is approved and given certain risk factors derived from the credit profile and other information about the applicant, a buy rate is communicated to the dealer that yields the Company a minimum after-tax ROA of 1.50% utilizing its risk-based pricing (described below).

Beginning in the quarter ending June 30, 2001, the Company began improving the credit profile of its acquisitions by limiting the number of receivables purchased below certain credit scores and purchasing contracts with a lower LTV by adjusting the pricing model (described below) and through focusing the credit buyers on the higher credit quality desired by the Company. In the quarter ended December 31, 2001, the Company made a decision to again tighten credit standards given the recessionary economic environment. The result was record credit quality for the December 2001 quarter's receivable acquisitions with the average credit bureau score at a historical high of 699, and a low average LTV ratio. The Company feels that these actions will have positive long-term effects, although these steps negatively impacted volume in the short-term.

The quality of the Company's receivable acquisitions is due in part to the experience, training and judgment of the credit analysts. Based on underwriting guidelines, credit analysts must review the criteria mentioned above in the approval process. An application that does not meet the minimum underwriting guidelines for any of the underwriting criteria requires the approval of a Regional Credit Manager. Credit analysts may approve applications that meet the underwriting and credit score guidelines with limits on LTV based on the combination of these criteria. Regardless of these criteria, the application characteristics and credit history must support the credit decision. The prior automobile dealership business experience of a majority of the Company's credit employees is valuable, not only in assuring sound credit analysis, but also in protecting the Company from attempts by dealers or their customers to obtain approval of unacceptable credit. Management monitors and regularly reviews credit analysts' decisions, and the Company utilizes a Quality Control department that performs weekly selected reviews of acquisition decisions. Additionally, senior credit management reviews certain files which have been selected by the Quality Control department during their weekly review.

Of the receivable applications received from dealerships for the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, the Company approved approximately 16.05% and 20.06% unconditionally, respectively, and approximately 18.87% and 15.05% with conditions, respectively. Of the approved receivables, approximately 56.69% were ultimately acquired in the six months ended December 31, 2001 and approximately 65.11% were acquired in the fiscal year ended June 30, 2001. In other words, the Company ultimately booked approximately 9.10% of the applications received during the six months ended December 31, 2001 and 13.06% of the applications received during the fiscal year ended June 30, 2001. The Company acquired approximately $438.4 million and $1.6 billion receivables in the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, respectively.

Each application that is approved is priced utilizing the Company's proprietary risk-based pricing model. The Company began development of its risk-based pricing model in June 2000. The Company continually enhances its pricing model, having implemented its fifth version in September 2001 with four first order risk parameters, and views the model as a continually evolving process. The Company's risk-based pricing model is designed to price new receivables on the basis of mathematical indicators derived from the Company's historical database, incorporating those parameters most predictive of loss and profitability in the Company's chosen credit grades. The use of the proprietary risk-based pricing model has resulted in favorable trends in factors such as credit scores and LTV ratios, while at the same time producing receivables with a minimum after-tax ROA of 1.5% on a receivable level basis. The model guides the pricing of new receivables with the objective of achieving a minimum 1.5% after-tax return on assets on a receivable level basis. As of December 31, 2001, approximately 23% of the Company's outstanding servicing portfolio have been priced at or above the 1.5% minimum target. The risk-based pricing model is considered a key driver in the Company's efforts to enhance and reduce the volatility of profitability. The Company believes that the risk-based pricing model will enable it to enhance it revenues in the future as the percent of the portfolio priced to achieve a minimum after-tax return on assets of 1.5% approaches 100% of its receivable portfolio. Factors such as general economic conditions and other variables which may influence whether future receivable acquisitions will perform consistently with past receivables of the same credit profile can affect the magnitude of this enhancement to revenues. See - "Discussion of Forward-Looking Statements."

If the Company approves a receivable and is selected to provide the financing, the customer enters into a simple-interest retail installment sales contract with the dealer or a simple-interest installment loan and security interest contract with the Company in the state of Ohio. The Company also acquires some pre-computed interest installment sale contracts in California. The retail sales contract includes an assignment of the contract to the Company. Because of business considerations and regulatory limitations, the Company enters into a direct loan contract directly with the customer in Ohio. In certain states, where allowed, the Company charges the customer an origination fee in connection with the receivable acquisition and the preparation of Company forms. In the quarter ended March 31, 2001, the Company also began to charge a funding fee on all receivables to the dealers to cover up front costs associated with the transaction which allows the Company to offer more competitive rates by reducing up front costs.

The original receivable documents are received by the Company and they are processed into the Company's servicing system. The receivable is processed only after all proper documentation has been received. Once the receivable has been recorded on the Company's system, the computer system triggers an Automated Clearing House payment to the dealer. The Company's servicing system interfaces with its receivable approval system to retrieve the information entered when the customer's application was received, saving time on data entry. The system transmits new receivables daily to the Company's outside data processing servicer. Twice a week, this servicer sends data on all new accounts to the Company's document service agency which generates payment coupon books and sends them directly to the customer. Customer payments are sent directly to a lockbox. The Company is currently in the process of implementing detailed monthly statements instead of coupon books.

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

Geographic Concentration: The following table sets forth certain information for receivables in the states the Company is operating its business:

                                         Receivables Acquired for the
                             Six Months Ended             Fiscal Year Ended
                               December 31,                   June 30,           At December 31, 2001
                          ----------------------- ---------------------------------- --------------------
                  Date                                                               Servicing  Number of
     State      Established   2001        2000        2001       2000        1999    Portfolio  Dealers
--------------  ----------- --------- ----------- ---------- ----------- ----------- --------- ----------
                                           (Dollars in Thousands)

Arizona          Jun-91      $ 11,768   $ 22,837    $ 35,163    $ 29,214   $ 54,297    $ 71,075      110
California       Nov-94        16,190    106,441     136,337     150,929    115,616     241,136      628
Colorado         Dec-91         7,360     22,679      34,232      28,623     27,465      51,075      115
Connecticut      Jun-99         2,394      7,000      10,015       9,925        423      14,615       65
Delaware         May-99         3,060      5,403       9,891       7,467        866      14,433       29
Florida          Apr-93        22,559     64,383      93,389      82,469    101,830     180,359      345
Georgia          Apr-94        21,016     50,044      75,444      63,480     66,919     143,611      199
Idaho            Sep-97         1,780      4,014       6,027       5,020      2,768       8,668       32
Illinois         Sep-94        33,387     65,644     104,711     104,896    110,362     210,003      348
Indiana          Jan-86        15,930     46,823      71,814      49,466     47,325     115,821      207
Iowa             Aug-94        11,612     17,605      28,700      26,906     41,597      57,053      123
Kansas           Jan-92         3,401      5,221       8,915       9,157     16,766      20,484       49
Kentucky         Jan-90        10,721     22,075      38,475       6,908     11,071      45,021       92
Maine            Feb-00         7,120     12,237      20,023      10,755          -      25,868       51
Maryland         Nov-95         6,871     16,939      23,658      12,107     19,814      41,476      255
Massachusetts    Jun-98         9,636     22,572      34,388      32,435     34,017      62,145      161
Michigan         May-96        11,878     26,034      42,695      28,112     34,569      74,185      152
Minnesota        Aug-92         8,967     19,781      30,157      26,613     28,481      48,529      140
Missouri         Jan-92        12,242     27,161      41,802      36,654     32,896      71,345      141
Nebraska         Nov-94         4,151      7,006      12,877       6,698      9,316      20,356       42
Nevada           Jan-97         3,416     11,483      15,313       9,470      7,712      20,014       52
New Hampshire    Feb-00         5,170      8,852      13,177       5,364          -      16,497       63
New Jersey       Apr-99         1,864      3,579       6,257       5,520      1,581      10,021       26
New Mexico       Dec-94         3,508      6,838      10,377       4,268      4,510      14,663       28
New York         Apr-00         6,160     20,041      27,903       7,130          -      29,348      190
North Carolina   Jul-93        36,412     80,019     119,711     152,214    162,093     283,164      322
Ohio             Apr-88        16,818     37,496      59,780      74,732     73,233     138,642      269
Oklahoma         Oct-92        21,455     36,526      58,133      48,791     45,187     104,866       80
Oregon           Jun-95         3,534     10,245      15,599      11,378      5,270     18,678        66
Pennsylvania     May-96         6,014     17,228      26,421      25,679     14,123     45,387       145
Rhode Island     May-00           195          -         250           -          -        354         5
South Carolina   Jul-94        13,177     32,377      48,068      54,445     54,586    101,640       145
South Dakota     Jun-98           303        747       1,348         546        593      1,627         6
Tennessee        Feb-96        15,613     38,589      58,961      47,350     48,127    100,519       138
Texas            Jun-92        46,714    105,115     154,604     157,388    171,185    334,008       407
Utah             Sep-92         4,629     13,141      19,164      19,367     10,840     28,615        63
Vermont          Mar-00         2,277      4,831       6,368       1,139          -      7,175        24
Virginia         May-94        18,038     36,367      54,023      47,238     68,426    116,814       229
Washington       Jun-95         4,632     14,238      22,345      18,811      8,602     31,042        85
Wisconsin        Apr-95         6,437     16,026      24,562      21,239     24,487     41,405       138
                          ----------- ----------- ----------- ---------- ---------- ----------    ------
    Total                   $ 438,409 $1,065,637  $1,601,077  $1,439,903 $1,456,953 $2,961,737     5,765
                          =========== =========== =========== ========== ========== ==========    =======

Because the Company is highly centralized, the incremental cost of entering new geographic markets is relatively low and can be accomplished quickly. Alternatively, the Company's centralized operations give it the ability to vacate a market quickly and without great expense if competitive or other factors arise in the market that make it no longer suitable for the Company's operations. The Company's level of receivable acquisitions in each state may fluctuate significantly over time depending on competitive conditions and other factors in those areas. The Company does not plan to expand in to additional geographic areas during 2002. In considering potential for expansion, the Company carefully reviews the regulatory and competitive environment and economic and demographic factors, such as the number of automobile registrations and dealerships in the metropolitan area. In addition, to improve service to its dealers, the Company has developed a web site for its dealers and is also exploring other web based technology. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Forward-Looking Statements."

Funding

Short-term

The Company relies substantially upon independent external sources to provide financing for its receivable acquisitions, dealer premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes three revolving warehouse credit facilities ("credit facilities") with a total capacity of $750.0 million. A $350.0 million credit facility is insured by a surety bond provider while the remaining two $200.0 million facilities are not. During the six months ended December 31, 2001, receivable acquisitions were funded utilizing the credit facilities through UAFC Corporation (formally known as Union Acceptance Funding Corporation) ("UAFCC"). During fiscal 2001, receivable acquisitions were funded utilizing the credit facilities through UAFCC, UAFC-1 Corporation ("UAFC-1") and UAFC-2 Corporation ("UAFC-2"), wholly-owned Company subsidiaries. See "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Derivative Financial Instruments. The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The Company therefore bears interest rate risk on receivables between the setting of the buy rate for the acquisition of receivables and their sale in a securitization transaction. The Company employs a hedging strategy to mitigate this risk. The Company uses a hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the receivable production during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company has also utilized a prefunding mechanism on its securitization transactions to hedge its interest rate risk prior to the contribution of the prefunded receivables. The Company's hedging strategy is an integral part of its practice of periodically securitizing receivables discussed below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Long-term

The Company sells its receivables in securitization transactions to fund the receivables long term at a fixed rate which reduces the risks associated with interest rate fluctuations, to increase the Company's liquidity and to provide for redeployment of capital. A securitization is the process through which receivables are pooled and sold to a trust which issues asset-backed securities to investors. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile receivables. The Company applies the net proceeds from securitization transactions to the repayment of amounts owed to short-term financing sources, thereby making such sources available for future receivable acquisitions. The Company currently plans to continue securitizing pools of receivables in public or private offerings, generally on a quarterly basis. Management continually evaluates alternative financing sources and, in the future, will consider funding its receivable acquisitions through a permanent commercial paper facility or some other source or combination of sources. In August 1999, the Company established a securitization arrangement with a commercial paper conduit. At December 31, 2001 such facility had a capacity of $550.0 million, of which $430.9 million was utilized. At June 30, 2001 such facility had a capacity of $550.0 million, of which $525.5 million was utilized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Since 1988 the Company has securitized approximately $10.5 billion in automobile receivables in 41 public offerings, two commercial paper conduit securitizations and three private placements of asset-backed securities summarized below, including the securitization effected in March 2002. In each of the public offerings, the senior asset-backed securities have been rated "AAA" or its equivalent by one or more rating agencies including Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings. Such ratings are not recommendations of the rating agencies to invest in the securities and may be modified or withdrawn by them at any time.

In its securitization transactions, the Company transfers automobile receivables to a newly formed trust which issues one or more classes of fixed-rate securities to investors (the "Securityholders"). In the September 2000 and June 2001 securitizations, which utilized the commercial paper conduit, the trust issued a floating rate note hedged by an interest rate derivative which effectively results in a fixed interest rate. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancements utilized in securitizations during the six months ended December 31, 2001 and the fiscal year ended June 30, 2001 have been in the form of a specific cash account or spread account held by the trust, a surety bond and one or more subordinate classes of notes. A spread account is a specific cash collateral account maintained by the trustee of a securitization to protect securityholders against future credit losses. These credit enhancement features allow the offered securities to achieve the desired investment grade rating. In future securitizations, the Company may employ alternative credit enhancement devices.

Selected information regarding active securitizations as of December 31, 2001 are shown below:

                                          Remaining     Weighted    Weighted
                                         Balance at     Average      Average                     Net Loss     Expected
                              Original   December 31,  Receivable  Certificate  Gross    Net    to Original  Cumulative
      Securitizations          Amount        2001         Rate        Rate      Spread  Spread   Balance        Loss
---------------------------------------- ------------ ------------ ------------ ------- ------- ----------- ------------
                                                                                 (1)     (2)       (3)
                                                            (Dollars in thousands)
UACSC  2001-C Auto Trust      $  330,000  $   299,228     11.91%       4.16%     7.75%   5.97%     0.07%         4.75%
UACSC  2001-B Auto Trust      $  150,002  $   123,679     12.61%       5.20%     7.41%   5.01%     0.44%         4.75%
UACSC  2001-A Auto Trust      $  573,000  $   419,225     13.31%       5.86%     7.45%   5.09%     1.16%         5.70%
UACSC  2000-D Auto Trust      $  510,001  $   345,624     13.58%       6.98%     6.60%   4.91%     1.84%         5.70%
UACSC  2000-C Auto Trust      $  500,000  $   307,185     13.57%       6.90%     6.67%   4.67%     2.13%         5.90%
UACSC  2000-B Auto Trust      $  534,294  $   312,975     13.97%       7.38%     6.59%   5.26%     3.31%         6.70%
UACSC  2000-A Auto Trust      $  282,721  $   136,775     13.08%       7.20%     5.88%   4.94%     3.18%         6.00%
UACSC  1999-D Auto Trust      $  302,693  $   135,708     13.62%       6.56%     7.06%   5.66%     4.72%         7.20%
UACSC  1999-C Auto Trust      $  364,792  $   151,163     13.31%       6.22%     7.09%   6.20%     4.24%         6.30%
UACSC  1999-B Auto Trust      $  340,233  $   123,702     13.36%       5.51%     7.85%   6.75%     4.74%         6.40%
UACSC  1999-A Auto Trust      $  320,545  $   100,044     12.99%       6.06%     6.93%   6.36%     5.15%         6.60%
UACSC  1998-D Auto Trust      $  275,914  $    72,176     12.74%       5.70%     7.04%   5.46%     4.46%         5.70%
UACSC  1998-C Auto Trust      $  351,379  $    83,271     12.81%       5.42%     7.39%   5.34%     4.29%         5.40%
UACSC  1998-B Auto Trust      $  267,980  $    51,864     12.51%       6.01%     6.50%   5.06%     3.85%         4.70%
UACSC  1998-A Auto Trust      $  228,938  $    38,589     12.92%       6.11%     6.81%   5.27%     3.96%         4.60%
UACSC  1997-D Auto Trust      $  204,147  $    26,573     13.02%       6.30%     6.72%   5.07%     3.89%         4.75%
UACSC  1997-C Auto Trust      $  218,390  $    26,482     13.48%       6.45%     7.03%   5.38%     4.57%         5.20%
UACSC  1997-B  Auto Trust(4)  $  295,758  $    28,666     13.21%       6.57%     6.64%   5.15%     4.41%         4.75%
                              ----------- ------------
  Total Tier I Securitized
     Trusts                   $6,050,787  $ 2,782,929

PSC 1998-1 Grantor Trust      $   28,659  $     5,077     18.69%       6.29%    12.40%   8.04%     9.85%        12.00%
                              ----------- ------------
  Total Tier II Securitized
     Trusts                   $   28,659  $     5,077
                             ----------- ------------
       Grand Total           $ 6,079,446 $ 2,788,006
                             =========== ============

--------------------------------------------------------------------------------

(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.

(3)  Net loss to original balance at December 31, 2001.

(4)  Pool was paid in full in February 2002.

Selected information regarding securitizations paid in full as of December 31, 2001 are shown below:

                                                Weighted    Weighted
                                                Average      Average                       Net Loss
                                  Original     Receivable  Certificate  Gross      Net     to Original
Securitization                     Amount         Rate        Rate      Spread    Spread    Balance
---------------------------------------------- ----------- --------------------- ---------------------
                                                                         (1)       (2)        (3)
                                                          (Dollars in thousands)
UACSC 1997-A Auto Trust           $   293,348    13.29%       6.33%     6.96%     5.43%      6.01%
UACSC 1996-D Auto Trust           $   283,085    13.53%       6.14%     7.39%     5.37%      6.20%
UACSC 1996-C Auto Trust           $   310,999    13.26%       6.44%     6.82%     5.11%      6.45%
UACSC 1996-B Auto Trust           $   245,102    12.96%       6.45%     6.51%     5.58%      5.53%
UACSC 1996-A Auto Trust           $   203,048    13.13%       5.40%     7.73%     5.68%      5.98%
UACSC 1995-D Auto Trust           $   205,550    13.74%       5.97%     7.77%     6.04%      6.61%
UACSC 1995-C Auto Trust           $   236,410    14.08%       6.42%     7.66%     6.11%      6.60%
UACSC 1995-B Grantor Trust        $   220,426    13.91%       6.61%     7.30%     4.88%      6.19%
UACSC 1995-A Grantor Trust        $   173,482    13.22%       7.76%     5.46%     3.88%      5.64%
UFSB 1994-D Grantor Trust         $   114,070    12.51%       7.69%     4.82%     3.91%      4.37%
UFSB 1994-C Grantor Trust         $   150,725    12.04%       6.77%     5.27%     4.04%      3.34%
UFSB 1994-B Grantor Trust         $   142,613    10.74%       6.46%     4.28%     3.54%      3.00%
UFSB 1994-A Grantor Trust         $   119,960    9.98%        5.08%     4.90%     3.60%      2.54%
UFSB 1993-C Auto Trust            $   141,811    11.00%       4.88%     6.12%     4.82%      2.60%
UFSB 1993-B Auto Trust            $   212,719    11.50%       4.45%     7.05%     5.31%      2.51%
UFSB 1993-A Grantor Trust         $   133,091    11.49%       4.53%     6.96%     4.96%      1.84%
UFSB 1992-C Grantor Trust         $   119,280    11.64%       5.80%     5.84%     4.48%      1.71%
UFSB 1992-B Grantor Trust         $   116,266    12.39%       4.90%     7.49%     5.49%      1.59%
UFSB 1992-A Grantor Trust         $   103,619    13.66%       6.70%     6.96%     5.80%      1.94%
UFSB 1991-B Grantor Trust         $   106,612    13.64%       7.15%     6.49%     4.94%      1.72%
UFSB 1991-A Grantor Trust         $   150,436    12.52%       8.40%     4.12%     2.25%      0.79%
UFSB 1989-B Grantor Trust         $    66,469    14.09%     Variable       -      2.82%      3.15%
UFSB 1989-A Grantor Trust         $   113,080    13.24%       8.75%     4.49%     1.97%      1.94%
UFSB 1988 Grantor Trust           $   105,179    12.73%       9.50%     3.23%     1.71%      2.74%
                                --------------
  Total Tier I Securitized
    Trusts                        $ 4,067,380

PSC 1996-1 Grantor Trust          $    34,488    19.87%       6.87%     13.00%    8.79%     16.40%
PSC 1996-2 Grantor Trust          $    31,108    19.65%       6.40%     13.25%    9.00%     14.01%
                                --------------
  Total Tier II Securitized
    Trusts                        $    65,596
                                --------------
       Grand Total                $ 4,132,976
                                ==============


--------------------------------------------------------------------------------
(1) Difference between weighted average receivable rate and weighted average certificate rate.

(2) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.

(3)  Net loss to original balance at time of repurchase.


Gains from the sale of receivables in securitization transactions have historically provided a significant portion of the net earnings of the Company. If the Company were unable or elected not to securitize receivables in a financial reporting period, net earnings in that period would likely be lower relative to periods in which securitizations occurred. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

Commencing with the 1995-A Grantor Trust, the Company has effected securitizations through a wholly-owned special-purpose subsidiary, UAC Securitization Corporation ("UACSC"). Prior to fiscal 1999, the Company also acquired receivables from customers who would not qualify for the Company's Tier I credit quality criteria ("Tier II"), and the securitizations of its Tier II receivables were effected through Performance Securitization Corporation ("PSC"), also a wholly-owned special purpose subsidiary. Beginning in the first quarter of fiscal 1999, the Company began securitizing Tier I and Tier II receivable acquisitions together through its wholly-owned subsidiary UACSC. In the fourth quarter of fiscal 1999, the Company began utilizing an owner's trust structure in which the securitization trust issues notes. The Company will continue to assess other structured finance alternatives which may enable it to fund receivables and/or deploy its capital with greater efficiency at a lower cost. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

The following table describes the composition of the Company's servicing portfolio at December 31, 2001:

                                                              Percent of                 Weighted
                                 Aggregate      Aggregate     Aggregate      Average      Average      Weighted
                                 Number of      Principal     Principal    Receivable    Remaining     Average
                                Receivables      Balance       Balance       Balance     Term (1)        Rate
                                ------------- -------------- ------------- ------------ ------------- -----------
                                                (dollars in thousands, except average balances)

New auto                              53,754      $ 857,661         29.0%     $ 15,955     58.5         12.28%
Used auto                            187,424      2,104,076         71.0%     $ 11,226     53.9         13.46%
                                ------------- -------------- -------------
   Total                             241,178    $ 2,961,737        100.0%     $ 12,280     55.2         13.12%
                                ============= ============== =============

Receivables held for sale             13,717      $ 173,731          5.9%     $ 12,665     66.3         11.31%
Other receivables serviced           227,461      2,788,006         94.1%     $ 12,257     54.5         13.23%
                                ------------- -------------- -------------
   Total                             241,178    $ 2,961,737        100.0%     $ 12,280     55.2         13.12%
                                ============= ============== =============

(1)  Terms are shown in months.

At December 31, 2001 and June 30, 2001, the servicing portfolio, including the principal balance of held for sale automobile receivables and securitized automobile receivables, was approximately $3.0 billion and $3.2 billion, respectively. Approximately 71.0% of the servicing portfolio as of December 31, 2001 and 71.7% of the servicing portfolio as of June 30, 2001 represented financing of used vehicles; the remainder represented financing of new vehicles. The Company's receivables consist primarily of simple-interest contracts which provide for equal monthly payments as well as precomputed receivables acquired in California. As payments are received under a simple-interest contract, the interest accrued to date is paid first, and the remaining payment is applied to reduce the unpaid principal balance. In the case of a liquidation or repossession, amounts recovered are applied first to certain expenses of repossession and then to unpaid principal.

The Customer Service Department utilizes an automated voice response unit ("VRU") which allows customers to access standard account information as well as general information 24 hours a day, seven days a week. In January 2001, the Company updated its existing VRU to handle a larger call volume. The VRU is also used for dealer service calls. The Collection and Servicing departments are using this system to improve their efficiency. In addition, the Company now allows customers to ascertain certain information regarding their personal accounts and to make payments on its website and through the VRU. Approximately 25% of the total electronic payments in February 2002 were made through the website and VRU. When a customer makes a payment using the website or the VRU, it frees up time for collectors to speak with the customers who are not
exhibiting   disciplined  payment  patterns.   This  greatly  aides  efficiency.
Management anticipates that the percentage of payments received through the website and VRU will increase as customers become more familiar with these alternative payment options. See - "Discussion of Forward-Looking Statements."

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

During the six months ended December 31, 2001, widespread layoffs resulted in many people struggling to repay consumer debt. These external economic factors along with seasonality, aging of the portfolio and a decline in the portfolio due to lower receivable acquisitions combined to increase the Company's delinquency and loss rates during the quarter ended December 31, 2001. The Company is striving to improve future loss and delinquency trends by acquiring higher credit quality receivables with improved pricing by utilizing the Company's risk-based pricing model. In addition to aligning front-end receivable pricing with return on asset objectives, the Company is launching several programs aimed at improving efficiencies and technological processes in the collection area. These have been initiated to help manage credit loss and delinquency.

As previously mentioned, the Company is in the process of implementing detailed monthly statements to be provided to customers in lieu of coupon payment books. The Company expects statements will help reduce delinquency because the customers will get a monthly reminder of their balance, outstanding fees and due date. In addition, management is in the process of analyzing each dealership to identify any measurable relationships between the dealerships and the performance of receivables they have sold to the Company. The Company anticipates this analysis will help identify patterns of dealers that consistently sell the Company receivables that perform adversely or, conversely, sell the Company receivables that perform at or better than expected given the customer's credit profile.

The Company utilizes a computer-controlled "power dialer" which dials phone numbers of delinquent customers from a file of records extracted from the Company's database. The system typically generates approximately 2,000 calls per hour and allows the Company to prioritize calls based on a wide variety of factors. Once a call has been placed, the system monitors the call and transfers the call to a collector if a customer answers. Collectors handle approximately 32% of these system generated calls per day. In fiscal year ended June 30, 2001, the Company improved its automated voice response and "power dialer" systems to enhance its ability to track the time, date and telephone number of each contact with the Company's customers and to direct delinquent customers to collection personnel whenever they contact the Company by phone and identify their account number. The Company has also established Internet and voice response telephonic payment programs aimed at reducing phone calls routed to customer service representatives. In December 2001, the Company installed state of the art technology to help increase the frequency of collectors being connected to the appropriate party (known as "right party connects"). Based on data collected by the system, this technology "learns" the best times and the correct phone numbers to call the customer and then attempts to reach the customer at the designated time and phone number. The Company saw a 30% improvement in the right party connect rate from November 2001 to December 2001. Based on management's experience with the technology, the Company expects additional improvement in the right party connectivity in the future. See - "Discussion of Forward-Looking Statements".

In January 2002, the Company installed a new behavioral scoring model which is expected to have a positive impact on delinquency rates. This model focuses on the behavior of customers, identifying higher risk accounts and prioritizing those accounts. The model is intended to be able to determine that if a customer consistently makes a payment late, yet consistently pays on or about the same monthly date, the dialer should not call that customer prior to their unique "normal" payment date because that customer does not have a high risk of entering delinquency. This frees up time for collectors to speak with the customers who are not exhibiting disciplined payment patterns. This greatly aides efficiency. In addition, another behavioral scoring model is being evaluated which will look at certain characteristics of a customer that has become delinquent and estimate the risk that the account will go to loss. By prioritizing the accounts, management believes that this tool will improve efficiencies in the collection area and reduce the number of accounts going to loss. See - "Discussion of Forward-Looking Statements."

In the quarter ending March 31, 2002, the Company is planning to implement another enhancement that will allow the Company to track different statistics on each collector or group of collectors to monitor performance. The system will also periodically e-mail a personal report card to each collector to compare his or her performance to other collectors as well as Company expectations. The Company also anticipates implementing another system that allows the telephone switch to track all inbound and outbound calls and record and save them for six months. Management will be able to listen to individual calls and track such items as length of call and reason for the call. Management intends to use this product to help monitor the performance of collectors and as a training tool.

As a result of these initiatives and the operating efficiencies they have created, management has been able to more than double the account to collector ratio. After thorough consideration of the impact of the new technology in the collections area, management determined that a higher ratio was appropriate and necessary. Management achieved the appropriate staffing levels through attrition and by a staff reduction which took place in January 2002. In addition, management believes that as a result of these initiatives, further improvements will be seen first in delinquency and then through a reduction in net credit losses. See - "Discussion of Forward-Looking Statements."

If a delinquent customer fails to respond to the Company or to fulfill oral commitments made to bring their receivable current, the Company repossesses the automobile securing the receivable. The decision to repossess the vehicle and charge-off the account is generally made after a receivable is at least 90 days but no more than 120 days delinquent, absent extraordinary circumstances, which require earlier action. Repossessions are effected for the Company by contracted repossession agents. During the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, approximately 8.6% and 10.8%, respectively, of the total repossessed vehicles were sold at retail through the Company's new car franchised dealership in Indianapolis. The remaining repossessed vehicles are sold at wholesale through independent auction companies located throughout the United States. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality."

Final Payoff and Title Transfer

The majority of the receivables acquired are ultimately paid off by the customer or the dealership receiving the automobile as a trade-in. The customer or dealership will call the Company and receive a final payoff amount. This payoff amount is calculated based on the outstanding principal, interest and any unpaid fees. If a personal check is submitted for payment, the title is held for approximately 10 days to ensure the availability of the funds. When the payment is received from a dealership, the title is transferred to the dealership, and the cancelled contracts are forwarded to the customer. In the event of a customer payoff, both the title and cancelled contracts are forwarded to the customer.

RISK MANAGEMENT

The Company's Risk Management department strives to develop a better standard for measuring risk throughout the Company, provides automation to ensure a more consistent decision matrix in originations, analyzes and controls origination and collection risk at multiple levels and provides the ability to quickly implement new standards for immediate results. The Company has been able to develop various proprietary risk-based pricing models based on the Company's historical database consisting of nine years of data encompassing over $9.6 billion in acquired receivables and approximately 650,000 customers.

During the eighteen months ended December 31, 2001, the Company expanded the use of its historical database of receivable acquisitions to support its efforts to price receivables more effectively relative to credit risk. The Company uses proprietary software to access and manipulate data within the database. The database itself is based on a database program licensed from and maintained by a third party vendor. The database provides the Company with receivable performance data at an individual receivable level for its entire servicing portfolio dating back to 1992, although credit score data is only available on a directly comparable basis since 1997. The Company believes the database permits it to better assess probable credit performance in relation to a wide variety of factors at different levels of credit quality and enhances the Company's ability to assess the risk of receivables within particular ranges of credit quality and which exhibit common characteristics as well as its ability to estimate the costs of servicing such receivables over time. The Company has identified four first order risk parameters which are utilized in its current risk-based pricing model. The Company implemented its initial risk-based pricing model in June 2000 and continues to enhance the model as it identifies risk parameters or combinations of risk parameters which historically have had a bearing on receivable performance. The Company currently utilizes over 560 combinations of characteristics to price its receivables acquisitions. As mentioned above, the Company's historical database also includes the transactional history of receivable acquisitions and provides a basis for performing risk-based analysis to assist in making future mean loss estimates and the standard deviation and variance of these loss estimates. This risk-based analysis to predict losses was implemented in July 2001.

The Risk Management department has developed and implemented one behavioral scoring model in the Collection department and is in the process of validating the second behavioral scoring model. These models are expected to improve loss rates and create efficiencies in the Collection department.

In addition, Risk Management is currently focusing on continued enhancements of the Company's risk-based pricing model, enhancement of its loss and recovery analysis, including internally developed loss curves, and enhancements to its collection strategies.

EMPLOYEES

The Company employs personnel experienced in all areas of receivable acquisition, documentation, collection and administration. None of the employees are covered by a collective bargaining agreement. The following table shows a summary of all the full and part-time employees from all areas of the Company.


                                        At
                    ---------------------------------------------
                     January 31,      June 30,        June 30,
                         2002           2001            2000
                    -------------  --------------  --------------

Full-time                    569             667             592
Part-time                     54              58              64
                    -------------  --------------  --------------
Total                        623             725             656
                    =============  ==============  ==============


REGULATION

The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The states where the Company primarily operates are listed in the Underwriting and Purchasing section and the Geographic Concentration table. The Company has either filed the necessary notifications or registered with each state prior to commencing operations. If the Company expands its operations into additional states, it will be required to comply with the laws of those states.

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

The Company has also, on occasion, been sued by a vehicle purchaser for the Company's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of an applicable federal statute or regulation or an applicable state statute or regulation. In addition, the Company has, in a few isolated instances, been sued for allegedly violating state laws restricting collection practices.

Most of these suits are individual actions and would not result in any material liability even if the obligor was successful. Obligors occasionally purport to bring an action on behalf of a class of obligors. Two such cases are currently pending, described below.

The Company is a defendant in the cases of Lyndah Wise and Terrance Wilson, as the Administrator of the Estate of Jack Wilson v. Union Acceptance Corporation and Jesus Cortez and Alex Noboa v. Union Acceptance Corporation, both filed on January 16, 2002 in the United States District Court for the Southern District of Indiana. The plaintiffs claim, in almost identical complaints, that the Company violated the Equal Credit Opportunity Act by adopting a credit pricing system that has a discriminatory impact on a protected class, African Americans and Hispanics, respectively. Auto dealers and their customers who seek financing through the dealer are free to negotiate the interest rate that applies to a receivable, within applicable usury laws. If the rate negotiated by the dealer exceeds the minimum "buy rate" at which the Company is willing to purchase the receivable, the dealer may be eligible to receive a higher purchase price from the Company, in excess of the amount financed, if the dealer chooses to sell the receivable to the Company. This practice is common in the auto finance industry. Plaintiffs allege that this practice encourages dealers to negotiate interest rates in excess of the buy rates and that this results in minority consumers being improperly subjected to higher interest rates as compared to similarly situated white consumers.

No motion has yet been filed by plaintiffs in either case in an attempt to certify a class. The Company denies the allegations in both complaints and has filed motions for summary judgement in both cases. The Company believes the complaints have no merit and will vigorously defend these cases.


Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders on November 13, 2001, the following nominees were elected to the Board of Directors.

                                      Affirmative        Votes
                                         Votes          Withheld
                                     --------------  ---------------

     John M. Davis                     59,116,769        363,050
     John E. Eggemeyer, III            59,116,669        363,150
     Thomas C. Heagy                   59,116,669        363,150
     William E. McKnight               59,116,669        363,150
     Donald A. Sherman                 59,116,869        362,950
     Michael G. Stout                  59,040,069        439,750
     Richard D. Waterfield             59,039,869        439,950
     Thomas M. West                    59,116,669        363,150


The following proposals were approved at the Company's Annual Meeting on November 13, 2001:

Ratification of appointment of auditors. Deloitte and Touche LLP was retained as the Company's auditors for the six-month transition period ending December 31, 2001. The votes were as follows: 30,324,947 Affirmative Votes; 41,500 Negative Votes, and 4,500 Votes Abstained.

Approval of Amendment to the 1999 Incentive Stock Plan reserving an additional 300,000 shares of Class A Common Stock. The votes were as follows: 29,622,796 Affirmative Votes; 727,341 Negative Votes, and 20,810 Votes Abstained.

Approval of Amendment to Articles of Incorporation to eliminate voting preference by converting Class B Common Stock to Class A Common Stock and to provide for a classified Board of Directors. The votes were as follows:
27,605,438 Affirmative Votes; 376,450 Negative Votes, and 4,885 Votes Abstained.

Approval of Articles of Incorporation to Increase the Number of Authorized shares of Common Stock to 130 million shares. The votes were as follows:
27,257,112 Affirmative Votes; 725,761 Negative Votes, and 3,900 Votes Abstained.

Approval of limitation of indemnity. The votes were as follows: 30,213,912 Affirmative Votes; 133,335 Negative Votes, and 23,700 Votes Abstained.


                                     PART II

Item 5.        Market for  Registrant's  Common  Equity and Related  Stockholder
               Matters

The Company's Common is quoted on the Nasdaq Stock Market's National Market under the symbol "UACA." The following table sets forth the high and low sales price per share of Common Stock for each quarter in the six months ended December 31, 2001 and the fiscal years ended June 30, 2001 and 2000:

                         Six Months Ended                         Fiscal Year Ended
                           December 31,                               June 30,
                     -------------------------  ----------------------------------------------------
                               2001                        2001                       2000
                     -------------------------  -------------------------  -------------------------
Quarter Ended           High          Low          High          Low          High          Low
-------------------  ------------ ------------  ------------ ------------  -----------  ------------
September 30           $ 9.450      $ 3.900       $ 6.875      $ 4.000       $ 8.000      $ 6.500
December 31            $ 6.200      $ 4.490       $ 6.125      $ 3.750       $ 8.500      $ 6.375
March 31                 n/a          n/a         $ 6.000      $ 4.438       $ 8.875      $ 3.031
June 30                  n/a          n/a         $ 6.500      $ 4.750       $ 5.500      $ 4.250



As of March 15, 2002, there were 114 holders of record of the Company's Common Stock. The Company estimates that its Common Stock is owned beneficially by approximately 1,037 persons.

The Company's Board of Directors duly approved and authorized charter amendments effective on November 14, 2001. The Company amended its charter to, among other things, convert the outstanding Class B Common Stock to Class A Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors) and to separate the board of directors into three classes with staggered terms expiring in successive years. Upon conversion of the Class B Common Stock to Class A Common Stock, no shares of Class B Common Stock remain authorized and all common shares are designated "Common Stock".

The Board of Directors has also adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock. The Rights were distributed to shareholders of record as of December 1, 2001, entitling the holder to purchase one share of the Company's Common Stock at a purchase price of $30.00 under circumstances described in the Plan. The Rights will not initially be exercisable. Upon acquisition by a person (other than certain related persons) of shares representing more than 20% of the voting power of the Company, or an announcement of a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common stock of the Company (without the Board of Directors advance approval), the Rights will begin to trade separately and become exercisable by holders other than such acquiring person. The terms would also be automatically adjusted in certain events to permit independent shareholders to acquire shares at a discount. Prior to the acquisition by a person or group of 10% or more of the outstanding Common Stock, the Board of Directors may redeem the Rights for $0.01 per Right. The Rights will expire on November 12, 2011. The plan is intended to provide an incentive for a party seeking to acquire a controlling interest in the Company to negotiate with the Board of Directors, rather than attempt a disruptive hostile transaction which may not be in the Company's best interest.

The Company has amended its by-laws to provide that the Indiana Control Share Acquisitions Statute applies to control share acquisitions of the Company's shares. This statute provides generally that any shares acquired by a holder in a transaction or series of transactions in which such holder exceeds the thresholds of 20%, 33% or 50% of the Company's voting securities will have no voting rights unless those rights are conferred by action of disinterested shareholders. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Company's term notes limit distributions to shareholders.

Item 6.           Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial information reflecting the consolidated operations and financial condition of the Company for the six months ended December 31, 2001 and 2000 and for each year in the five year fiscal periods ended June 30, 2001. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. Certain amounts for prior periods have been reclassified to conform to current year presentation.

                                                     Six Months Ended                   Fiscal Year Ended
                                                       December 31,                          June 30,
                                                 ---------------------   ------------------------------------------------
                                                    2001       2000       2001      2000       1999       1998      1997
                                                 ---------   -------    -------   -------   -------     -------   -------
                                                             (Dollars in thousands, except per share amounts)
Income Statement Data:
Interest on receivables held for sale            $   8,534   $ 25,224   $ 39,795  $ 37,461   $ 33,015   $ 27,871  $ 33,914
Retained interest and other                         12,018     15,305     32,618    24,963     20,463     13,993    14,989
                                                 ---------   --------   --------  --------   --------   --------  --------
Total interest income                               20,552     40,529     72,413    62,424     53,478     41,864    48,903
Interest expense                                     8,790     19,519     33,794    29,663     27,906     27,178    25,867
                                                 ---------   --------   --------  --------   --------   --------  --------
Net interest margin                                 11,762     21,010     38,619    32,761     25,572     14,686    23,036
Provision for estimated credit losses                2,466      2,225      3,240     3,000      5,879      8,050     4,188
                                                 ---------   --------   --------  --------   --------   --------  --------
Net interest margin after provision
for estimated credit losses                          9,296     18,785     35,379    29,761     19,693      6,636    18,848
                                                 ---------   --------   --------  --------   --------   --------  --------

Gain (loss) on sales of receivables, net           (33,930)    15,672     14,620    16,883     19,133    (11,926)      963
Gain (loss) on interest rate derivatives
on securitized receivables                          (2,584)    (8,886)   (21,714)        -          -          -         -
Gain (loss) on interest rate derivatives
on held for sale receivables                           793     (4,709)        60         -          -          -         -
Servicing fee income                                15,143     14,345     30,199    24,612     21,716     19,071    16,919
Late charges and other fees                          3,790      3,466      6,947     6,337      5,349      4,087     3,820
                                                 ---------   --------   --------  --------   --------   --------  --------
Other revenues                                     (16,788)    19,888     30,112    47,832     46,198     11,232    21,702
                                                 ---------   --------   --------  --------   --------   --------  --------

Total operating expenses                            28,893     27,848     57,174    49,913     42,588     35,546    30,502
                                                 ---------   --------   --------  --------   --------   --------  --------
Earnings (loss) before provision
for income taxes                                   (36,385)    10,825      8,317    27,680     23,303    (17,678)   10,048
Provision (benefit) for income taxes               (13,233)     4,001      3,133    10,675      8,979     (7,856)    4,166
                                                 ---------   --------   --------  --------   --------   --------  --------
Net earnings (loss) before cumulative
effect of change in accounting principle           (23,152)     6,824      5,184    17,005     14,324     (9,822)    5,882
Cumulative effect of change in accounting
principle less applicable taxes
of $568 (1)                                              -          -        989         -          -          -         -
                                                 ---------   --------   --------  --------   --------   --------  --------
Net earnings (loss)                              $ (23,152)  $  6,824   $  4,195  $ 17,005   $ 14,324   $ (9,822) $  5,882
                                                 =========   ========   ========  ========   ========   ========  ========

Net earnings (loss) per common share
before cumulative effect of change in
accounting principle (basic and diluted)         $   (0.75)  $   0.51   $   0.37  $   1.28   $   1.08   $  (0.74) $   0.45
Cumulative effect of change in
accounting principle (1)                                 -          -      (0.07)        -          -          -         -
Net earnings (loss) per common                   ---------   --------   --------  --------   --------   --------  --------
share (basic and diluted)                        $   (0.75)  $   0.51   $   0.30  $   1.28   $   1.08   $  (0.74) $   0.45
                                                 =========   ========   ========  ========   ========   ========  ========


(1)  See "Item 8.  Financial Statements and Supplementary Data - Note 1."


                                     Six Months Ended                          Fiscal Year Ended
                                        December 31,                                 June 30,
                                  ---------------------- -------------------------------------------------------------
                                      2001        2000        2001        2000         1999        1998        1997
                                  ---------- ----------- -----------  ----------- -----------   --------- ------------
Operating Data:                                                  (Dollars in thousands)

Receivables acquired (dollars):    $ 438,409 $ 1,065,637 $ 1,601,077  $ 1,439,903 $ 1,456,953   $ 971,267  $ 1,122,264

Receivables acquired (number):        24,012      62,949      93,986       87,608      91,144      66,098       79,390

Receivables securitized (dollars): $ 330,000 $ 1,010,000 $ 1,733,020  $ 1,484,500 $ 1,288,071   $ 948,114  $ 1,214,298

Operating expenses as a percent of
  average servicing portfolio:          1.87%       1.75%       1.76%        1.88%       1.82%       1.78%        1.67%

Annualized credit losses as a percent
  of average servicing portfolio:       4.02%       2.29%       2.53%        2.28%       2.33%       2.96%        2.50%


                                               At December 31,                              At June 30,
                                             ----------------- --------------------------------------------------------------------
                                                    2001            2001          2000         1999          1998          1997
                                             ----------------- ------------- ------------ ------------- ------------- -------------
                                                 (Dollars in thousands)
Balance Sheet Data:
Receivables held for sale, net                    $   176,511    $   42,770   $   206,701  $   267,316   $   118,259   $   121,156
Retained interest in securitized assets               198,251       245,876       208,431      191,029       171,593       170,791
Total assets                                          437,156       397,035       478,138      514,926       411,533       391,268
Notes payable                                         100,300         5,215       152,235      185,500        73,123        44,455
Term debt                                             133,000       155,000       177,000      199,000       221,000       221,000
Total shareholder's equity                            174,700       199,868       110,029       89,479        82,473        86,848

Other Data:
Delinquencies of 30 days or more as a percent
servicing portfolio                                      4.93%         3.57%         2.92%        2.78%         3.24%         3.07%

Servicing portfolio                               $ 2,962,075   $ 3,210,755   $ 2,881,115  $ 2,519,070   $ 2,047,417   $ 1,937,276

Average servicing portfolio                       $ 3,089,617   $ 3,248,524   $ 2,653,099  $ 2,333,590   $ 2,001,460   $ 1,828,127

Number of receivables serviced                        241,230       258,916       239,699      219,402       190,544       180,623

Number of dealers                                       5,765         5,631         4,946        4,076         3,628         3,204
Number of employees (full-time equivalents)               666           715           648          540           529           387


On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS 125). The adoption of SFAS 125 had the effect of reducing fiscal 1997 net earnings by $1.3 million or $0.10 per share (basic and diluted) and increasing total shareholders' equity by $941,000.

On April 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). With the implementation of EITF 99-20, the Company recorded a charge for the cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2001 of $1.6 million, net of taxes of $568,000, reducing per share earnings by $0.07 (basic and diluted).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives substantially all of its earnings from the acquisition, securitization and servicing of automobile receivables originated or referred by dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile ("Tier I") purchasing late model used and, to a lesser extent, new automobiles. Until January 1999, the Company also acquired receivables from customers with adequate credit quality who would not qualify for the Company's Tier I credit quality criteria ("Tier II"). The Company discontinued the acquisition of Tier II receivables effective January 1, 1999. To fund the acquisition of receivables prior to securitization, the Company utilizes credit facilities, discussed in
"Liquidity and Capital Resources." Through securitizations, the Company periodically pools and sells receivables to a trust which issues securities that are backed by automobile receivables ("asset-backed securities") to investors representing interests in the receivables sold. When the Company sells receivables in a securitization, it records a gain or loss on the sale of receivables and allocates its basis in the receivables between the portion of the receivables sold in the securitization and the portion of the receivables retained from the securitization ("Retained Interest") based on the relative fair value of those portions at the date of sale. After such sale, Retained Interest is recorded as an asset for accounting purposes. Future servicing cash flows are received over the life of the related securitization. Future servicing cash flows are the projected cash flows resulting from the difference between the weighted average coupon rate of the receivables sold and the weighted average note rate paid to investors in the securitized trusts, less an allowance for estimated credit losses, the Company's contractual servicing fee of 1.00% and ongoing trust and credit enhancement fees.

On July 27, 2001, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31. As a result, the Company's results of operations cover information for the six month transition period ended December 31, 2001 as well as the three previous fiscal years ended June 30, 2001, 2000 and 1999. In this report, references to a fiscal year represent the twelve months beginning July 1 and ending June 30.

Recently, the Company developed and implemented new strategic initiatives. These initiatives include:

     o    Technological initiatives
     o    Fee income and other non-interest revenue initiatives
     o    Expense reduction initiatives

The majority of the technological initiatives are aimed at improving efficiencies in the collections process. In December 2002, the Company installed state of the art technology to help increase the frequency of collectors being connected to the appropriate party (known as "right party connects"). Based on data collected by the system, this technology "learns" the best times and the correct phone numbers to call the customer and then attempts to reach the customer at the designated time and phone number. The Company saw a 30% improvement in the right party connect rate from November 2001 to December 2001. The Company expects additional improvement in the right party connectivity in the future. See - "Discussion of Forward-Looking Statements". In January 2002, the Company installed a new behavioral scoring model which is expected to have a positive impact on delinquency rates. This model focuses on the behavior of customers, identifying higher risk accounts and prioritizing those accounts. The model is intended to be able to determine that if a customer consistently makes a payment late, yet consistently pays on or about the same monthly date, the dialer should not call that customer prior to their unique "normal" payment date because that customer does not have a high risk of entering delinquency. This frees up time for collectors to speak with the customers who are not exhibiting disciplined payment patterns. This greatly aides efficiency. In addition, another behavioral scoring model is being evaluated which will look at certain characteristics of a customer that has become delinquent and estimate the risk that the account will go to loss. By prioritizing the accounts, management believes that this tool will improve efficiencies in the collection area and reduce the number of accounts going to loss. See - "Discussion of Forward-Looking Statements."


Fee income initiatives is a critical step in enhancing the profitability of the Company. During the December 2001 quarter, management performed an in-depth review of all customer-related expenses. These expenses have historically been borne by the Company. As a result of this review, management outlined an extensive program for recouping these expenses where appropriate. This program began in the quarter ended December 31, 2001 and includes charging for customer payments made over the phone. In January 2002, the Company began charging customers for deferring payments on their accounts. In addition, the Company is also evaluating other related business lines as a means to increase its non-interest revenue. Management believes the revenue generated by the fees already charged to the customers and dealers and other fees yet to be implemented, together with the non-interest revenue initiatives under consideration, could grow to become a primary revenue source for the Company.

The final initiative was the development of an expense reduction strategy. This initiative initially focused on expenses associated with repossessed vehicles. In the quarter ended December 31, 2001, the process for transporting out of state repossessions to the Company' new car franchised dealership in
Indianapolis was altered to reduce shipping costs and better utilize local auctions throughout the United States of America. In addition, the level of repairs authorized on repossessed vehicles was reduced significantly, with a view to enhancing recovery rates. Lastly, the Company performed a comprehensive review of staffing levels which resulted in reductions in staffing levels. The majority of these staffing reductions took place in January 2002 in both the origination and collection areas. Total staff reductions beginning in October 2001 represented approximately 11% of the workforce and are in line with the Company's volume expectations.

The following table illustrates changes in the Company's total receivable acquisition volume and information with respect to the net economic gain on sales of receivables and securitizations during each quarter in the six months ended December 31, 2001 and the fiscal years ended June 30, 2001 and 2000. More complete quarterly statements of earnings information is set forth in "Item 8. Financial Statements and Supplementary Data - Note 13".


                                       Selected Quarterly Financial Information

                                             For Quarters in the Six Months
                                                 Ended December 31, 2001
                                        ----------------------------------------
                                          September 30           December 31
                                        ------------------   -------------------
                                                    (Dollars in thousands)
Receivables acquired                            $ 258,424             $ 179,985
Receivables sold                                $ 270,001              $ 59,999

Gain on Sales of Receivables                      $ 7,930               $ 2,094
Loss on interest rate derivatives on
securitized receivables                            (2,584)                    -
                                        ------------------   -------------------
Net economic gain                                 $ 5,346               $ 2,094
                                        ==================   ===================
Net economic gain as a percent of
receivables sold                                    1.98%                 3.49%

Servicing portfolio at end of period          $ 3,127,545           $ 2,962,075

                                               For Quarters in the Fiscal Year Ended June 30, 2001
                                           ------------------------------------------------------------
                                            September 30   December 31     March 31         June 30
                                           -------------- -------------- --------------  --------------
                                                              (Dollars in thousands)
Receivables acquired                         $   576,414    $   489,223    $   336,630     $   198,810
Receivables sold                             $   500,000    $   510,001    $   430,003     $   293,017

Gain on Sales of Receivables                 $     7,859    $     9,869    $    15,674     $     9,941
Loss on interest rate derivatives on
securitized receivables                           (5,350)        (3,536)       (10,475)         (2,353)
                                           -------------- -------------- --------------  --------------
Net economic gain                            $     2,509    $     6,333    $     5,199     $     7,588
                                           ============== ============== ==============  ==============
Net economic gain as a percent of
receivables sold                                   0.50%          1.24%          1.21%           2.59%

Servicing portfolio at end of period         $ 3,161,833    $ 3,349,133    $ 3,350,897     $ 3,210,755

-------------------------------------------------------------------------------------------------------

                                               For Quarters in the Fiscal Year Ended June 30, 2000
                                           ------------------------------------------------------------
                                            September 30   December 31     March 31         June 30
                                           -------------- -------------- --------------  --------------
                                              (Dollars in thousands)
Receivables acquired                         $   330,282    $   263,821    $   395,594     $   450,206
Receivables sold                             $   364,792    $   302,693    $   282,721     $   534,294

Gain on Sales of Receivables                 $     6,842    $     5,248    $     2,786     $     7,369
Loss on interest rate derivatives on
securitized receivables                                -              -              -               -
                                           -------------- -------------- --------------  --------------
Net economic gain                            $     6,842    $     5,248    $     2,786     $     7,369
                                           ============== ============== ==============  ==============
Net economic gain as a percent of
receivables sold                                   1.88%          1.73%          0.99%           1.38%

Servicing portfolio at end of period         $ 2,579,304    $ 2,583,298    $ 2,710,105     $ 2,881,115

--------------------------------------------------------------------------------
Acquisition Volume. The Company currently acquires receivables in 40 states from over 5,700 retail automobile dealers. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile. The Company acquired $438.4 million of receivables during the six months ended December 31, 2001, a 58.9% decrease over the $1.1 billion of receivables acquired during the six months ended December 31, 2000. The Company acquired $1.6 billion of receivables during the fiscal year ended June 30, 2001, a 11.2% increase over the $1.4 billion acquired during the year ended June 30, 2000. The Company attributes a portion of the volume slowdown in the six months ended December 31, 2001 to the struggling economy. In addition, in order to stimulate sales, auto manufacturers began offering 0% financing on new car sales beginning October 1, 2001. Although not all buyers qualified for the 0% financing deals, the buyers that did qualify were of similar credit quality to the Company's customers. New car sales were at a record high whereas used car sales decreased.

During the quarter ended December 31, 2001, the Company made a decision to tighten its credit standards given the recessionary economic environment. This tightening resulted in a quarter of favorably priced and high quality receivables, although the Company did not achieve its acquisition volume targets. This tightening was accomplished mainly by virtually eliminating the number of receivables purchased with credit scores of less than 625 and by purchasing contracts with a lower loan to value ratio by adjusting the pricing model (described below) and through focusing the credit buyers on the higher quality desired by the Company. Management believes that these actions will have positive long-term effects on the Company, although these steps have negatively impacted receivable acquisition volume in the short-term. New car sales are expected to level off in the quarter ended March 31, 2002 since most manufacturers have ended the 0% financing programs. The Company expects used car sales to increase in the March 2002 quarter due to dealers pushing to lower their used car inventory which built up in the six months ended December 31, 2001 due to trade-ins received on new car sales and used cars flooding the market due to the bankruptcy of a large auto rental agency. See - "Discussion of Forward-Looking Statements."

In order to more accurately price its receivables acquired, the Company began development of its risk-based pricing model in June 2000 and implemented the fifth version of the pricing model in September 2001. The Company's risk-based pricing model is designed to price new receivables on the basis of mathematical indicators derived from the Company's historical database, incorporating those parameters most predictive of loss and profitability in the Company's chosen grades. Therefore, customers with good credit quality and other favorable characteristics are rewarded with lower rates and higher risk accounts are priced at higher rates. The use of the refined risk-based pricing model has resulted in favorable trends in factors such as credit scores and loan to value ratios while at the same time producing favorable trends in the gross and net pricing spreads which has led to exceeding the Company's minimum after-tax ROA goal on a receivable level basis. For the first time since the Company began using standardized credit bureau scores, it acquired receivables with an average credit score of over 700 in the months of November and December 2001. The average credit score of newly acquired receivables was 696 for the six months ended December 31, 2001 and 681 and 665 for the fiscal years ended June 30, 2001 and 2000, respectively. In addition, the loan to value ratios for the quarter ended December 31, 2001 were lower than previously experienced for the Company. In the past, management has targeted certain gross and net pricing spreads, which are defined as the difference between the weighted average receivable rate and the weighted average hedge rate and the gross pricing spread, net of dealer premiums, respectively. Because the Company has implemented risk-based pricing, which provides for different spreads over the hedge rate based on the risk of the customer, the Company now targets a minimum after-tax ROA of 1.5%. Approximately 23% of the outstanding portfolio has been priced at or above the 1.5% after-tax minimum target. The risk-based pricing model is considered a key driver for enhanced revenues. A number of factors, including loss estimates and the Company's future results of operations, will affect whether it can achieve that targeted performance level and the number of years it may take it to do so. See - "Discussion of Forward-Looking Statements."

The Company's servicing portfolio decreased 7.75% to approximately $3.0 billion at December 31, 2001 compared to approximately $3.2 billion at June 30, 2001, and increased 2.81% compared to approximately $2.9 billion at June 30, 2000. Total serviced receivables decreased from June 30, 2001 to December 31, 2001 as a result of a lower total receivable acquisition volume during the six months ended December 31, 2001 being lower than the runoff of the portfolio, for such period. Total serviced receivables increased from June 30, 2000 to June 30, 2001 as a result of total receivables acquisition volume for fiscal 2001 increasing, offset by receivable prepayments and gross charge-offs. The volume of receivables sold in securitizations was $330 million for the six months ended December 31, 2001, a decrease from $1.0 billion for the six months ended December 31, 2000. The decrease in the receivables sold in securitizations for the six months ended December 31, 2001 was the result of lower acquisition volume as previously discussed and the fact that there was not a securitization during the quarter ended December 31, 2001. The volume of receivables sold in securitizations increased to $1.7 billion for the fiscal year ended June 30, 2001, from $1.5 billion for the prior fiscal year.

Results of Operations

Six Months Ended December 31, 2001 and 2000
Years Ended June 30, 2001, 2000 and 1999

Net earnings (loss) are summarized in the table below. Net loss was $23.2 million, or $0.75 per share, for the six months ended December 31, 2001 compared to net earnings of $6.8 million, or $0.51 per share, for the six months ended December 31, 2000. The decrease in the six months ended December 31, 2001 is primarily due to the recording of other than temporary impairment of $44.0 million pretax ($27.9 million after tax) during the quarter ended September 30, 2001 and a decrease in the net interest margin. See additional discussions regarding this charge in the "Asset Quality" discussion below.

Net earnings decreased 75.3% for the year ended June 30, 2001 compared to the year ended June 30, 2000 and increased 18.7% for the year ended June 30, 2000 compared to the year ended June 30, 1999. The decrease in fiscal 2001 is primarily due to the recording of other than temporary impairment of $23.7 million pretax ($15.0 million after tax) during the quarter ended June 30, 2001. See additional discussions regarding this charge in the "Asset Quality" discussion below. The increase in fiscal 2000 net earnings from fiscal 1999 is primarily due to an increase in Net interest margin after provision for estimated credit losses.

                                     Six Months Ended                Fiscal Year Ended
                                        December 31,                      June 30,
                                 -------------------------  --------------------------------------
                                    2001          2000        2001          2000         1999
                                 ------------  -----------  ----------   ----------- -------------
                                          (Dollars in thousands, except per share amounts)

Net Earnings (Loss)                 $(23,152)     $ 6,824     $ 4,195      $ 17,005      $ 14,324
Net Earnings (Loss) Per Share
  (basic and diluted)                $ (0.75)      $ 0.51      $ 0.30        $ 1.28        $ 1.08



Net interest margin after provision for estimated credit losses decreased 50.5% to $9.3 million for the six months ended December 31, 2001 compared to $18.8 million for the six months ended December 31, 2000. The decrease in the Net interest margin after provision for estimated credit losses in the six months ended December 31, 2001 is primarily the result of decreased Interest on receivables held for sale and Retained interest and other interest income, offset by a decrease in interest expense. Interest on receivables held for sale decreased due to a lower average held for sale portfolio and decreased weighted average contract rates on receivables held for sale. Interest expense decreased as a result of a lower average held for sale portfolio and decreased weighted average contract rates on receivables held for sale, a decrease in borrowings on the Company's credit facilities due to excess cash from the rights offering that the Company used to fund new receivable acquisitions and lower term debt interest expense as a result of the required $22.0 million principal payment made on the senior debt on August 1, 2001. Retained interest and other interest income decreased due to the decrease in the accretion rates on all impaired pools as the book value and associated expected total future cash flows were adjusted in connection with the other than temporary impairments taken in the quarters ended June 30, 2001 and September 30, 2001.

Net interest margin after provision for estimated credit losses increased 18.9% to $35.4 million for the year ended June 30, 2001 compared to $29.8 million for fiscal 2000 and increased 51.1% for the year ended June 30, 2000 compared to $19.7 million for fiscal 1999. The increase in the Net interest margin after provision for estimated credit losses in fiscal 2001 is primarily the result of increased Retained interest and other interest income during the year ended June 30, 2001, due to the higher discount rate used on securitizations effected in 1999. The increase for fiscal 2000 compared to fiscal 1999 is primarily the result of increases in Retained interest and other interest income and Interest on receivables held for sale.

Interest on receivables held for sale decreased 66.2% to $8.5 million for the six months ended December 31, 2001, compared to $25.2 million for the six months ended December 31, 2000. The decrease for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 is primarily the result of a 60% decrease in the average held for sale portfolio and decreased weighted average contract rates on receivables held for sale during the six months ended December 31, 2001. See table below. The decrease in the average held for sale portfolio is primarily the result of a decrease in receivable acquisitions. Receivables acquired were $438.4 million for the six months ended December 31, 2001, compared to $1.1 billion for the six months ended December 31, 2000.

Interest on receivables held for sale increased 6.2% to $39.8 million for the year ended June 30, 2001, compared to $37.5 million for the year ended June 30, 2000 and increased 13.5% for fiscal 2000, compared to $33.0 million for year ended June 30, 1999. The increase for the year ended June 30, 2001 compared to the year ended June 30, 2000 is primarily the result of increased acquisition volume and weighted average contract rates during the first six months of the fiscal year ended June 30, 2001. The increase in Interest on receivables held for sale for fiscal 2000 compared to fiscal 1999 resulted from an increase in the average outstanding balance of receivables held for sale and an increase in the weighted average receivable rate. The higher average outstanding balance of receivables held for sale for fiscal 2000 is primarily the result of the delay in the timing of the fourth quarter 2000 securitization. The average outstanding balance of receivables held for sale and the weighted average contract rate are shown in the following table.

                                          Six Months Ended                       Fiscal Year Ended
                                            December 31,                              June 30,
                                      ------------------------        ----------------------------------------
                                        2001            2000            2001            2000            1999
                                      --------       ---------        --------        --------        --------

Average held for sale (in thousands)  $133,581       $333,638         $267,721        $265,872        $236,284
Weighted average contract rate          11.83%         13.60%           13.25%          13.54%          12.95%


Retained interest and other interest income decreased 21.5% to $12.0 million for the six months ended December 31, 2001 compared to $15.3 million for the six months ended December 31, 2000. The accretion rate has decreased on all impaired pools as the book value and associated expected total future cash flows, as well as the discount rates, were adjusted in connection with the other than temporary impairments taken in the quarters ended June 30, 2001 and September 30, 2001. This will reduce the future discount accretion on these pools and may result in a decrease in Retained interest and other interest income in the future. See "Item 8, Financial Statements and Supplementary Data - Note 1" for a description of Retained Interest.

Retained interest and other interest income increased 30.7% to $32.6 million for the year ended June 30, 2001 compared to $25.0 million for the year ended June 30, 2000 and increased 22.0% for fiscal 2000 compared to $20.5 million for the year ended June 30, 1999. The discount component of Retained Interest asset increased at June 30, 2001 and June 30, 2000 as a result of the Company increasing the discount rate used to record the gain on sale of receivables during the fourth quarter of fiscal 1999. As a result, more securitizations discounted at the higher rate are being accreted into income during the year ended June 30, 2001 compared to the year ended June 30, 2000 and during fiscal 2000 compared to fiscal 1999. The increase in the Retained Interest asset was partially offset by the $28.6 million of other than temporary impairments taken during the year ended June 30, 2001. The individual components of Retained interest and other interest income are shown in the following table. See "Discussion of Forward-Looking Statements."

                              Six Months Ended                 Fiscal Year Ended
                                 December 31,                       June 30,
                            ------------------------- --------------------------------------
                               2001         2000         2001         2000         1999
                            ----------- ------------- ------------ ------------ ------------
                                                     (In thousands)
Discount accretion           $  11,669      $ 14,991     $ 31,937     $ 23,789     $ 18,700
Other interest income              349           314          681        1,174        1,763
                            ----------- ------------- ------------ ------------ ------------
                             $  12,018      $ 15,305     $ 32,618     $ 24,963     $ 20,463
                            =========== ============= ============ ============ ============


Interest expense decreased 55.0% to $8.8 million for the six months ended December 31, 2001 from $19.5 million for the six months ended December 31, 2000. The decrease was the result of the previously mentioned decrease in the average held for sale balance (resulting in lower borrowings on the Company's credit facilities), a decrease in borrowings on the Company's credit facilities due to excess cash from the rights offering that the Company used to fund new receivable acquisitions and lower term debt interest expense as a result of the required $22.0 million principal payment made on the senior debt on August 1, 2001.

Interest expense increased 13.9% to $33.8 million for the year ended June 30, 2001 from $29.7 million for the year ended June 30, 2000 and 6.3% for fiscal year 2000 from $27.9 million for the year ended June 30, 1999. The increase in fiscal 2001 was primarily the result of the Company's greater reliance on warehouse funding for cash needs during the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000. The increase was partially offset by a decrease in the warehouse cost of funds due to lower interest rates and by lower term debt interest expense as a result of a principal payment of $22 million made on the term debt on August 1, 2000. The increase in interest expense for the fiscal year ended June 30, 2000 was primarily related to higher borrowing needs resulting from the higher average balance of receivables held for sale for the year ended June 30, 2000 compared to June 30, 1999 and an increase in interest rates. The increase was offset by lower term debt interest expense as a result of a principal payment of $22 million made on August 1, 1999. Interest rates on the credit facilities are variable in nature and are affected by changes in market rates of interest.

The following table illustrates selected information regarding the Company's interest expense.

                                              Six Months Ended               Fiscal Year Ended
                                                 December 31,                     June 30,
                                           ------------------------ --------------------------------------
                                              2001        2000          2001        2000         1999
                                           ----------- ------------ ------------------------- ------------
                                                                (Dollars in thousands)

Notes payable interest expense                $ 2,511     $ 12,355      $ 19,633    $ 13,516     $ 10,089
Term debt interest expense                      6,279        7,164        14,161      16,147       17,817
                                           ----------- ------------ ------------------------- ------------
Total interest expense                        $ 8,790     $ 19,519      $ 33,794    $ 29,663     $ 27,906
                                           =========== ============ ========================= ============

Average outstanding notes payable             $75,054     $303,083      $250,342    $195,167     $170,383
Average cost of funds on term debt
     and notes payable                          8.30%        8.44%         8.27%       7.93%        7.51%
Weighted average cost of
    notes payable                               5.05%        6.97%         6.79%       5.77%        5.09%



Provision for estimated credit losses increased to $2.5 million for the six months ended December 31, 2001 compared to $2.2 million for the six months ended December 31, 2000. The increase is primarily the result of the reserves established for receivables repurchased from the securitization trusts and held by the Company during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.

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

Gain (loss) on sale of receivables, net and Gain (loss) on interest rate derivatives on securitized receivables. The loss on sale of receivables, net was $33.9 million for the six months ended December 31, 2001, compared to a gain of $15.7 million for the corresponding period ended December 31, 2000. The loss on sale of receivables, net for the six months ended December 31, 2001 is primarily comprised of $10.0 million of gain on sale of receivables related to the 2001-C securitization, net of a $44.0 million other than temporary impairment compared to $17.7 million of gain on sale of receivables related to the 2000-C and 2000-D securitizations, net of $2.1 million of other than temporary impairment for the six months ended December 31, 2000. See a further discussion below regarding the other than temporary impairment taken during the six months ended December 31, 2001. The gain on sale of receivables for the six months ended December 31, 2001 was lower than the comparable period ended December 31, 2000 primarily as a result of the Company not effecting a securitization in the quarter ended December 31, 2001. In connection with the securitization during the quarter ended September 30, 2001, the Company securitized $330 million of notes and delivered $270 million of the total receivables. The Company delivered the additional $60 million of receivables in October 2001. The receivables securitized for the six months ended December 31, 2000 were $1.0 billion. Early in October 2001, the Company tightened credit standards given the recessionary economic environment which caused the volume of receivables acquired to decrease. Management elected to forego executing a new securitization in the December 2001 quarter to allow for a larger transaction in the first quarter of 2002, taking advantage of the economies of scale with a larger transaction. For the six months ended December 31, 2001, receivable acquisitions totaled $438.4 million compared to $1.1 billion for the six months ended December 31, 2000.

The loss on interest rate derivatives on securitized receivables for the six months ended December 31, 2001 was $2.6 million compared to $8.9 million for the six months ended December 31, 2000. This decrease was primarily the result of a new strategy that seeks the most effective hedge instrument while minimizing cash outflows utilized during the six months ended December 31, 2001.

The Gain on sale of receivables, net, decreased 13.4% to $14.6 million for the year ended June 30, 2001 compared to $16.9 million for the year ended June 30, 2000 and decreased 11.8% for the year ended June 30, 2000 compared to $19.1 million for the year ended June 30, 1999. The Gain on sale of receivables, net for the year ended June 30, 2001 is primarily comprised of $43.3 million of gain net of $28.6 million of other than temporary impairment compared to $22.2 million of gain net of $5.3 million other than temporary impairment for the year ended June 30, 2000. See a further discussion below regarding the other than temporary impairment taken during the quarter ended June 30, 2001. For the year ended June 30, 1999, the Gain on sale of receivables, net is primarily comprised of $31.9 million of gain net of $11.9 million of other than temporary impairment. On a regular basis, management reviews the fair value of the estimated recoverable cash flows associated with the Retained Interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See - "Note 1 of the Consolidated Financial Statements".

The accounting treatment for the Company's derivative activity changed beginning in the quarter ended September 30, 2000 and is discussed in more detail below in the "Gain (loss) on interest rate derivatives on held for sale receivables" section. As a result, the Gain on sale of receivables, net for the year ended June 30, 2001 is not readily comparable to the Gain on sale of receivables, net for the year ended June 30, 2000. Prior to the quarter ended September 30, 2000, the Gain (loss) on interest rate derivatives on securitized receivables and other than temporary impairments have been included as components of the Gain on sales of receivables, net in the statement of earnings. Beginning in the quarter ended September 30, 2000, the Gain on sale of receivables, net no longer reflects the Gain (loss) on interest rate derivatives on securitized receivables; rather, the economic hedging gain or loss is shown separately in the statement of earnings as "Gain (loss) on interest rate derivatives on securitized receivables."

The net economic gain (the gain on the sale of receivables net of losses on interest rate derivatives on securitized receivables but excluding other than temporary impairments) on the sale of receivables (as shown in the table below) decreased to $21.6 million for the year ended June 30, 2001 from $22.2 million and $31.9 million for the years ended June 30, 2000 and 1999, respectively. The net economic gain for the receivables delivered during the year ended June 30, 2001 included a loss on interest rate derivatives on securitized receivables of $21.7 million. A $5.3 million hedging gain for the year ended June 30, 2000 was included in the gain on sales of receivables amount in the table below. The decrease in the economic gain during the year ended June 30, 2001 compared to fiscal 2000 is due primarily to the decrease in the net spread in fiscal 2001 when compared to fiscal 2000. This decrease in the net spread was offset by an increase in the volume of receivables that were securitized in fiscal 2001 compared to fiscal 2000. The net economic gain for the receivables delivered during the year ended June 30, 1999 included a hedging loss of $3.2 million for the year ended June 30, 1999. Both the $5.3 million hedging gain for the year ended June 30, 2000 and the $3.2 million hedging loss for the year ended June 30, 1999 were included in the gain on sales of receivables amount in the table below. The decrease in the economic gain during the year ended June 30, 2000 compared to fiscal 1999 is due primarily to the increase in the discount rate used in calculating the gain for the years ended June 30, 2000 and 1999, respectively.

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

                                             Six Months Ended              Fiscal Year Ended
                                                December 31,                    June 30,
                                         ------------------------ --------------------------------------
                                            2001         2000        2001         2000         1999
                                         ------------  ---------- ------------ ------------ ------------
                                                                 (In thousands)
Gain on sales of receivables                $ 10,023     $17,728     $ 43,343     $ 22,245     $ 31,943
Loss on interest rate derivatives on
      securitized receivables                 (2,584)     (8,886)     (21,714)           -            -
                                         ------------  ---------- ------------ ------------ ------------

    Net economic gain                       $  7,439     $ 8,842     $ 21,629     $ 22,245     $ 31,943
                                         ============  ========== ============ ============ ============

The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread and the level of estimation for net credit losses, discount rate, and prepayment rate.

As mentioned above, the Gain (loss) on sale of receivables, net for the six months ended December 31, 2001 included a charge for other than temporary impairment of $44.0 million. Approximately 60% of the charge for other than temporary impairment related to cash flow modeling enhancements for components of retained interest other than expected credit losses. The remaining portion of the other than temporary impairment related to increased loss rate estimates and the effects of the economic environment. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates approximately 650,000 consumers representing over $9.6 billion in acquired receivables. Management continues to refine the loss curves to take account of additional factors that affect performance. As of September 30, 2001, the Company determined it was necessary to further adjust the expected loss rates on most pools to more fully incorporate the data suggested by the curves produced by the risk management database. Although the loss curves were the basis for the changes in the expected loss rates, the Company also considered exposure to credit losses in light of increasing delinquency and loss rates, increasing consumer bankruptcies, and recessionary economic trends, especially in view of the sudden decline in economic activity following September 11, 2001. The Company is aware, however, that the historical database may not fully take account of general recessionary economic trends and will continue to assess that risk. See "Asset Quality" for a further discussion regarding the other than temporary impairment taken in the quarters ended September 30, 2001 and June 30, 2001. These modeling enhancements are further discussed in "Note 1 - Notes to Consolidated Condensed Financial Statements." Also, see - Discussion of Forward-Looking Statements."

In the past, the securitizations have generally included three months of receivable acquisitions. Selected information regarding the securitizations for the six months ended December 31, 2001 and the fiscal years 2001, 2000 and 1999 is summarized in the following table.

                                                For Quarters in the
                                                Six Months Ended
                                                December 31, 2001
                                                -------------------
                                                  September 30 (1)
                                                -------------------
        Selected Securitization Data (2):               2001-C
        Original amount (in thousands)(3)             $ 330,000

        Weighted average receivable rate                 11.91%
        Weighted average certificate rate                 4.16%
        Gross spread (4)                                  7.75%
        Net spread (5)                                    5.97%
        Weighted average contract remaining                70.7
          maturity (in months)
        Weighted average estimated life (in years)         2.06
        Cumulative credit loss assumption                 4.75%
        Annual credit loss assumption (6)                 2.31%
        Average prepayment speed assumption (7)          32.39%
        Discount rate assumption                         13.50%


                                                    September 30    December 31         March 31        June 30
                                                   --------------- --------------- ----------------  -------------
Fiscal 2001 Selected Securitization Data (2):               2000-C          2000-D          2001-A        2001-B
Original amount (in thousands) (3)                      $ 500,000       $ 510,001       $ 573,000     $ 150,002

Weighted avgerage receivable rate                          13.57%          13.58%          13.31%        12.61%
Weighted average certificate rate                           6.90%           6.98%           5.86%         5.19%
Gross spread (4)                                            6.67%           6.60%           7.45%         7.42%
Net spread (5)                                              4.67%           4.91%           5.09%         5.01%
Weighted average contract remaining maturity                 69.5            72.7            71.5          74.4
  (in months)
Weighted average estimated life (in years)                   2.08            2.14            2.17          2.05
Cumulative credit loss assumption                           4.60%           4.75%           4.75%         4.75%
Annual credit loss assumption (6)                           2.21%           2.22%           2.19%         2.32%
Prepayment speed assumption (7)                            25.00%          25.00%          25.00%        28.60%
Discount rate assumption                                   15.10%          14.91%          13.49%        13.25%

Fiscal 2000 Selected Securitization Data (2):            1999-C          1999-D          2000-A        2000-B
Original amount (in thousands)                          $ 364,792       $ 302,693       $ 282,721     $ 534,294

Weighted avgerage receivable rate                          13.31%          13.62%          13.08%        13.97%
Weighted average certificate rate                           6.22%           6.56%           7.20%         7.38%
Gross spread (4)                                            7.09%           7.06%           5.88%         6.59%
Net spread (5)                                              6.20%           5.66%           4.94%         5.26%
Weighted average contract remaining maturity                 71.1            69.9            68.9          71.6
  (in months)
Weighted average estimated life (in years)                   1.95            1.95            1.99          1.97
Cumulative credit loss assumption                           4.50%           4.50%           4.50%         4.75%
Annual credit loss assumption (6)                           2.31%           2.31%           2.26%         2.41%
Prepayment speed assumption                                28.00%          28.00%          28.00%        28.00%
Discount rate assumption                                   14.66%          14.81%          15.61%        15.57%

Fiscal 1999 Selected Securitization Data (2):            1998-C          1998-D          1999-A        1999-B
Original amount (in thousands)                          $ 351,379       $ 275,914       $ 320,545     $ 340,233

Weighted avgerage receivable rate                          12.81%          12.74%          12.99%        13.36%
Weighted average certificate rate                           5.42%           5.70%           6.06%         5.51%
Gross spread (4)                                            7.39%           7.04%           6.93%         7.85%
Net spread (5)                                              5.34%           5.46%           6.36%         6.75%
Weighted average contract remaining maturity                 68.8            69.1            71.5          71.7
  (in months)
Weighted average estimated life (in years)                   2.06            2.01            1.99          1.82
Cumulative credit loss assumption                           4.40%           4.40%           4.50%         4.50%
Annual credit loss assumption (6)                           2.14%           2.19%           2.26%         2.47%
Prepayment speed assumption                                25.00%          25.00%          28.00%        28.00%
Discount rate assumption                                    9.58%           9.76%           9.84%        14.28%

(1) Management elected to forego executing a new securitization in the December 31, 2001 quarter to allow for a larger transaction in the first quarter of 2002, taking advantage of the economies of scale with a larger transaction.
(2)  Information at time of securitization.
(3) As discussed below, for the 2001-C securitization, of the $330 million securitized, $270 million of receivables were delivered in September 2001 and the remaining $60 million were delivered in October 2001. For the 2001-A securitization, of the $573.0 million securitized, $430.0 million of receivables were delivered in March 2001 and the remaining $143.0 million were delivered in April 2001. See additional discussion below.
(4) Difference between weighted average receivable rate and weighted average certificate rate.
(5) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.
(6) Computed as the cumulative credit loss assumption divided by the weighted average life.
(7) In the quarter ended June 30, 2001, the Company began using a prepayment curve rather than a static prepayment assumption.

As in the 2001-A and 2001-C securitizations, the Company may from time to time utilize a prefunding mechanism in its securitizations. With a prefunding mechanism, the majority of the receivables are delivered at the time of securitization and an additional amount of receivables are delivered at a subsequent date. The proceeds from the receivables to be delivered at a subsequent date ("prefunded receivables") are deposited into an interest bearing prefund account until the prefunded receivables are delivered. Because the delivery of receivables triggers the gain on sale recognition, a portion of the gain is recognized at the time of securitization and the remaining portion is recognized at the time of the delivery of the prefunded receivables. The Company must estimate some assumptions for the transactions such as the weighted average contract rate and weighted average remaining term for the entire securitization since this information for the prefunded receivables is not known at the time of securitization. When the prefunded receivables are delivered, the Company finalizes the assumptions and the total gain.

Gain (loss) on interest rate derivatives on held for sale receivables. As previously mentioned, effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"), as amended. This new standard changed how the Company accounts for its derivative activity. The only derivative instruments that the Company utilizes relate to interest rate derivatives executed solely to hedge receivable acquisitions prior to securitization. Management believes that the interest rate derivatives are effective in protecting the Company from interest rate fluctuations from origination through securitization and that these transactions are typical in this industry. However, it has been determined that under SFAS No. 133, these transactions do not qualify for hedge accounting treatment, and the Company's derivatives are therefore required to be marked to market every accounting period. The Company primarily hedges its interest rate risk between the time of acquisition and sale into a securitization using amortizing interest rate derivatives. Although management believes certain amortizing interest rate derivatives are highly effective in managing the Company's interest rate risk, the Company began utilizing alternative methods of hedging that may reduce the risk of material cash outlays in a declining interest rate environment.

There was a Gain on interest rate derivatives on held for sale receivables of $793,000 for the six months ended December 31, 2001 compared to a loss on interest rate derivatives on held for sale receivables of $4.7 million for the six months ended December 31, 2000. The Gain on interest rate derivatives on held for sale receivables is the result of a net increase in interest rates from the time of the initiation of the derivative agreements.


Servicing fee income is the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fee income increased 5.6% to $15.1 million for the six months ended December 31, 2001, compared to $14.3 million for the six months ended December 31, 2000. The increase in servicing fee income is a result of the 6.6% increase in the average securitized servicing portfolio of $3.1 billion for the six months ended December 31, 2001 compared to $2.8 billion for the six months ended December 31, 2000.

Servicing fee income increased 22.7% to $30.2 million for the year ended June 30, 2001, compared to $24.6 million for the year ended June 30, 2000, an increase of 13.3% for fiscal 2000, compared to $21.7 million for the year ended June 30, 1999. The increase in servicing fee income for fiscal 2001 and fiscal 2000 is a result of a higher average securitized receivable portfolio. The average securitized receivable portfolio increased 24.9% to $3.0 billion for the year ended June 30, 2001, from $2.4 billion for the year ended June 30, 2000 and increased 13.9% for fiscal 2000, from $2.1 billion for the year ended June 30, 1999.

Late charges and other fees increased 9.3% to $3.8 million for the six months ended December 31, 2001 from $3.5 million for the six months ended December 31, 2000. Other fees consist primarily of late charges, gross profit from the dealership sales and other fee income. Beginning in the quarter ended December 31, 2001, late charges and other fees also included fees charged to customers for making payments over the phone, which are also referred to as "phone pay fees". The increase in the six months ended December 31, 2001 over the six months ended December 31, 2000 resulted primarily from increased late charges and phone pay fees.

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

Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.87% for the six months ended December 31, 2001 compared to 1.75% for the six months ended December 31, 2000. Total operating expenses increased 3.8% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. This increase in expenses is primarily related to approximately $600,000 of executive severance expense recognized during the quarter ended December 31, 2001. The total operating expenses ratio would have been 1.83% for the six months ended December 31, 2001, before the impact of the severance expense. During the quarter ended December 31, 2001, management implemented several expense reduction initiatives, aimed at lowering the operating expense ratio through operating efficiencies, improved technology and appropriate staffing levels. A Company wide operational review was performed and numerous cost-saving improvements were put into practice. Total staff reductions beginning in October 2001 through January 31, 2002 represented approximately 11% of the Company workforce.

Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.76% for the year ended June 30, 2001 compared to 1.88% for the year ended June 30, 2000 and 1.82% for the year ended June 30, 1999. Total operating expenses for the year ended June 30, 2001 compared to June 30, 2000 increased 14.5%, however this increase is offset with a 22.4% increase in the average servicing portfolio. Total operating expenses increased 17.2% for the year ended June 30, 2000 compared to June 30, 1999, while the average servicing portfolio only increased by 13.7%.

Salaries and benefits expense increased 4.4% to $17.1 million for the six months ended December 31, 2001, from $16.4 million for the six months ended December 31, 2000. The increase in the six months ended December 31, 2001 is primarily related to approximately $0.6 million executive severance expense recognized during the quarter ended December 31, 2001.

Salaries and benefits expense increased 17.1% to $33.9 million for the year ended June 30, 2001, from $28.9 million for the year ended June 30, 2000 and increased 22.7% for fiscal 2000, from $23.6 million for the year ended June 30, 1999. The increase in fiscal 2001 is primarily the result of an increase in full-time equivalent ("FTE") employees. The increase for fiscal 2000 over fiscal 1999 is primarily the result of an increase in FTE employees and annual merit increases for the Company's existing employees. Average FTE's for the year ended June 30, 2001, were 698 compared to 585 for the year ended June 30, 2000 and 528 for the year ended June 30, 1999.

Other general and administrative expense increased 2.8% to $11.8 million for the six months ended December 31, 2001, from $11.4 million for the six months ended December 31, 2000. Other general and administrative expense includes occupancy and equipment costs, outside and professional services, receivable expenses, promotional expenses, travel, office supplies and other. The increase in other general and administrative expenses is primarily attributed to an increase in telecommunication and property tax expenses for the six months ended December 31, 2001.

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

Provision for income taxes changed to a $13.2 million benefit for the six months ended December 31, 2001, compared to $4.0 million of expense for the six months ended December 31, 2000. The change for the six months is the result of a net loss before income taxes of $36.4 million for the six months ended December 31, 2001 compared to net earnings before income taxes of $10.8 million for the six months ended December 31, 2000.

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

The principal balance for receivables held for sale is higher at December 31, 2001 than at June 30, 2001 primarily because the Company elected to forego a securitization during the quarter ended December 31, 2001. The principal balance for receivables held for sale is lower at June 30, 2001 than at June 30, 2000 primarily because of the timing of the securitization in the fourth quarter of fiscal 2001 compared to fiscal 2000. Selected information regarding the Receivables held for sale, net and servicing portfolio at December 31, 2001 and June 30, 2001 and 2000 is summarized in the following table:

                                 December 31,             June 30,
                                    2001            2001           2000
                                ----------------------------------------------
                                              (In thousands)

Receivables held for sale, net    $   176,511     $    42,770    $   206,701
Allowance for credit losses       $    (2,054)    $    (2,216)   $    (2,978)
Securitized assets serviced       $ 2,788,006     $ 3,166,542    $ 2,676,655
Total servicing portfolio         $ 2,962,075     $ 3,210,755    $ 2,881,115


Retained interest in securitized assets ("Retained Interest"). Retained Interest decreased $47.6 million and $10.1 million to $198.3 million at December 31, 2001 from $245.9 million at June 30, 2001 and $208.4 million at June 30, 2000, respectively. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of securitizations including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, other than temporary impairment and net change in unrealized gain. The Company's collections, detailed in the table below, are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the change in Retained Interest:

     Balance at June 30, 2000                                      $ 208,431

     Amounts capitalized (including estimated dealer rebates)         99,585
     Collections                                                     (98,160)
     Accretion of discount                                            31,409
     Change in accelerated principal                                   4,741
     Change in spread accounts                                        31,472
     Other than temporary impairment                                 (28,577)
     Cumulative effect of change in accounting principle (1)          (1,557)
     Net change in unrealized gain                                    (1,468)
                                                                -------------
     Balance at June 30, 2001                                      $ 245,876


     Amounts capitalized (including estimated dealer rebates)         17,795
     Collections                                                     (30,726)
     Accretion of discount                                            11,640
     Change in spread accounts                                         1,258
     Other than temporary impairment                                 (44,000)
     Net change in unrealized gain                                    (3,592)
                                                                -------------
     Balance at December 31, 2001                                  $ 198,251
                                                                =============


     (1) Represents the charge related to the implementation of EITF 99-20. See further discussion in "Item 8, Financial Statements and Supplementary Data - Note 1."

Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At December 31, 2001 the allowance relating to securitized receivables totaled $153.0 million, or 5.49% of the total securitized portfolio, compared to $170.2 million, or 5.37% of the total securitized receivable portfolio at June 30, 2001 and $119.0 million, or 4.45%, at June 30, 2000. The key economic assumptions used to determine the fair value of Retained Interest at December 31, 2001 are shown in the following table:



                                                           December 31, 2001
                                                        ------------------------

        Annual prepayment speed assumption                   26.75% - 36.00%
        Net credit loss assumption (1)                        4.60%  -  7.20%
        Discount rate assumption                              6.06% - 13.00%
        Weighted average discount rate                        10.87%





       (1) For the one Tier II securitized pool outstanding, the current net credit loss assumption is 12.00%. This pool has a remaining principal balance of approximately $5.1 million at December 31, 2001.

Other Assets are as follows:

                                            At December 31,             At June 30,
                                            ---------------     ---------------------------
                                                 2001               2001            2000
                                            ---------------     ------------    -----------
                                                           (In thousands)
Accrued servicing fees                         $    3,086       $    8,014      $    7,717
Repossessed assets                                  9,566            8,036           7,808
Current and deferred income tax receivable         10,467            1,265           1,265
Other                                              10,542            6,382           7,193
                                            --------------  --------------- ---------------
                                               $   33,661       $   23,697      $   23,983
                                            ==============  =============== ===============


The decrease in the accrued servicing fees is the result of reduced net excess cash flows to be received from the securitization trusts for the December 2001 collection period given higher losses during the six months ended December 31, 2001. The increase in the repossessed assets is the result of increase in the credit losses experienced by the Company during the six months ended December 31, 2001. The increase in current and deferred income taxes receivable is the result of the net loss for the six months ended December 31, 2001. The increase in "other" is the result of the recording of the fair market value of interest rate derivatives of $4.0 million. In May 2001, the Company began utilizing interest rate caps. These caps are purchased to limit the Company's potential cash outlays for its interest rate derivatives established in falling interest rate environments. The cost of the caps are recorded as the fair value of interest rate derivatives on the balance sheet and the corresponding liability is recorded as an other liability. Subsequent changes in the total value of the interest rate derivatives are recorded as an adjustment to the fair value of the interest rate derivative on the balance sheet and on the statement of earnings as a gain (loss) on interest rate derivatives on held for sale receivables. At December 31, 2001 the cost of interest rate caps was approximately $3.2 million and was included on the balance sheet as an other asset. In addition, the fair value of interest rate derivatives increased by $0.8 million during the six months ended December 31, 2001, resulting in a total fair value of the Company's interest rate derivatives of approximately $4.0 million. At June 30, 2001, the price paid for the interest rate caps was not material.

Notes payable were $100.3 million at December 31, 2001, compared to $5.2 million at June 30, 2001 and $152.2 million at June 30, 2000. The increase at December 31, 2001 compared to June 30, 2001 is a result of the timing of the securitizations effected in each of the respective quarters. The decrease from June 30, 2000 to 2001 is the result of funding some of the receivable acquisitions utilizing the proceeds from the rights offering and lower acquisition volume in the quarter ended June 30, 2001 compared to June 30, 2000 and the timing of the securitization transaction in the June 30, 2001 quarter compared to the June 30, 2000 quarter.

Term debt was $133.0 million at December 31, 2001, compared to $155.0 million and $177.0 million at June 30, 2001 and 2000, respectively. The decrease was the result of a principal payment made on the term debt in August 2001 and 2000 of $22.0 million.

Current and deferred income taxes payable. Current and deferred income taxes payable at December 31, 2001 were zero, compared to $5.9 million at June 30, 2001 and $9.7 million at June 30, 2000. The difference between December 2001 and June 2001 is the result of the net loss for the six months ended December 31, 2001. The decrease from June 30, 2000 to June 30, 2001 is primarily the result of tax liability associated with fiscal 2001 earnings and offset by the tax payments made during the twelve months ended June 30, 2001.


Liquidity and Capital Resources

Sources and uses of cash in operations. The Company's business requires significant amounts of cash. Its primary uses of cash include:

       o      acquisition and financing of receivables
       o      payment of dealer premiums
       o      securitization  costs  including cash held in spread  accounts and similar cash collateral accounts under the credit facilities
       o      servicer advances of payments on securitized  receivables pursuant to securitization trust agreements
       o losses on derivative financial instruments realized in connection with the closing of securitization transactions where interest rates have declined during the period covered by the derivative financial instruments
       o      operating expenses
       o      payment of income taxes
       o      principal payments on term debt
       o      interest expense
       o      capital expenditures, including technological improvements

The Company's primary sources of cash include:

       o      sales of receivables in securitization transactions
       o standard servicing fees; generally 1.00% per annum of the securitized portfolio
       o      other fee income
       o      receipt of future servicing cash flows
       o      dealer premium rebates
       o gains on derivative financial instruments realized in connection with the closing of securitization transactions where interest rates have increased during the periods covered by the derivative financial instruments
       o      interest income
       o proceeds from sale of interest-only strips and notes priced at a premium in conjunction with securitization transactions
       o      issuance of Common Stock pursuant to the Company's rights offering

Net cash used in operating activities was $158.8 million and $89.9 million for the six months ended December 31, 2001 and 2000, respectively. The change was primarily attributable to decreased proceeds on receivables securitized because of the single securitization net of cash expended for receivable acquisitions due to lower volume during the six months ended December 31, 2001. Net cash provided by investing activities was $29.2 million and $29.3 million for the six months ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities was $72.9 million and $52.2 million for the six months ended December 31, 2001 and 2000, respectively. The change was primarily attributable to increased warehouse borrowings due to the fact that there was no securitization during the quarter ended December 31, 2001.

Net cash provided by operating activities was $78.7 million for the fiscal year ended June 30, 2001, compared to cash used in operating activities of $10.0 million for the fiscal year ended June 30, 2000. The change over the prior fiscal year was primarily attributable to higher proceeds on receivables securitized than the purchase of receivables during the twelve months ended June 30, 2001. Net cash provided by investing activities was $60.6 million and $72.8 million for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease from the prior fiscal year relates to the decrease in the change in the spread account and lower collection on Retained Interest but was partially offset by an increase in the accelerated principal. Net cash used in financing activities was $83.2 million for fiscal year ended June 30, 2001 and compared to net cash used by financing activities of $56.1 million in the prior fiscal year. The change was primarily a result of decreased warehouse borrowings at June 30, 2001, relative to the balance at June 30, 2000, partially offset by the proceeds from the rights offering during fiscal 2001.

The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including term debt and revolving warehouse credit facilities in addition to existing cash balances as of December 31, 2001. Historically, the Company has used the securitization of receivables as its primary source of term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $550 million, and $430.9 million was utilized at December 31, 2001. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions of borrowing under the revolving warehouse credit facilities. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding, including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on the change in interest rates. During the six months ended December 31, 2001, derivative financial instruments used cash of $2.6 million, compared to cash used of $21.7 million for the fiscal year ended June 30, 2001 and cash provided of $5.3 million during the fiscal year ended June 30, 2000 as market interest rates generally declined.

Warehouse facilities. The Company has credit facilities with independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350.0 million credit facility is insured by a surety bond while the two remaining $200.0 million credit facilities are not. At December 31, 2001, $100.3 million was utilized and $66.1 million was available to borrow based on the outstanding principal balance of eligible receivables. At June 30, 2001 and 2000, $5.2 million and $152.2 million was utilized, and an additional $32.4 million and $47.1 million was available to borrow based on the outstanding principal balance of eligible receivables, respectively.

            Credit Facility        Outstanding at       Expiration
               Capacity          December 31, 2001         Date
          --------------------  ------------------- -------------------
                        (in millions)
                 $ 350                 $100.3          August 2002
                 $ 200                  None            May 2002
                 $ 200                  None           August 2002



Term debt. The Company's term debt consists of Senior and Senior Subordinated Notes. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22 million began on August 1, 1998 and are due annually on August 1 until maturity. The Notes currently have a private rating by Fitch Rating of B. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. The Notes currently have a private rating by Fitch Rating of CCC+. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment is due March 15, 2002, in the amount equal to approximately 33 1/3% of the stated original balance. The Notes currently have a private rating by Fitch Rating of B.

The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness. In addition, the Company's securitization agreements require compliance with monthly, quarterly and cumulative tests. If certain events or "triggers" occur, certain of the Company's future cash flows may be negatively impacted. These triggering events include, but are not limited to, greater than expected loss experience, negative changes in the Company's credit ratings and for pools including and subsequent to 2000-B, non-compliance with certain financial covenants within the securitization. Hitting these triggers may result in a significant restriction on the receipt of future servicing cash flows from the securitizations. In addition, the Company may also lose its rights to be the servicer of the securitizations along with the associated servicing fee income. The Company has hit certain of these triggers from time to time which have the affect of increasing credit enhancement requirements in the securitizations.

Capitalization and Affect on Operations. The Company is pursuing a capital strategy, of which the rights offering completed in the quarter ended June 30, 2001 is a part, intended to enhance its ratio of equity to managed assets
(including its securitized servicing portfolio) over time. Management's objective is to raise the equity to managed assets of 5.42% as of December 31, 2001 to approximately 8.00% over the next few years. Additionally, if the Company can effectively price receivable acquisitions relative to risk, management expects that it should be able to increase its return on managed assets and return on equity over the next several years. Management is currently evaluating several proposals to meet its long-term capital needs and is working actively to finalize a supplemental credit facility. Management believes that such arrangements will be timely implemented and that the proceeds thereof and the rights offering, together with cash generated through operations and additional capital strategies implemented during the June 2002 quarter will be sufficient to support measured growth in receivable acquisitions, achieve an acceptable level of profitability and allow the Company to meet its term debt repayment obligations. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, dealer reserve levels and similar matters. See "Discussion of Forward-Looking Statements."

The Company's Board of Directors has approved charter amendments to, among other things, convert the outstanding Class B Common Stock and Class A Common Stock to a single class of Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors). Upon conversion, no shares of Class B Common Stock remain authorized. These amendments were adopted by the shareholders at the fiscal 2001 annual meeting, effective upon the close of business November 14, 2001. See "Discussion of Forward-Looking Statements."

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, provisions of the Company's term notes limit distributions to shareholders.


Asset Quality

During the six months ended December 31, 2001, the net credit losses as a percentage of the average servicing portfolio increased to 4.02% from 2.29% for the same period of the prior year and the net credit losses as a percentage of average servicing portfolio was 4.38% for the quarter ended December 31, 2001. In addition, annual net credit losses as a percentage of the average servicing portfolio increased to 2.53% for the fiscal year ended June 30, 2001 compared to 2.28% for the fiscal year ended June 30, 2000. Management believes delinquencies are an indicator of short-term future losses. As delinquencies have increased, management has expected the corresponding losses to also increase. Recoveries as a percentage of gross charge-offs for the quarter and six months ended December 31, 2001 and fiscal year ended June 30, 2001 were 30.56%, 34.21% and 39.40%, respectively, and decreased from the prior six months ended December 31, 2000 and fiscal year ended June 30, 2000 for which the recovery rates were 39.72% and 40.10%, respectively. The used car market became saturated with cars in the December 2001 quarter due to an influx of trade-ins from the 0% financing offered by several car manufacturers, continuing volume of off-lease vehicles and the bankruptcy of a rental car company which resulted in the liquidation of much of their inventory. This increase of used cars in the market had a negative impact on recovery rates during the six months ended December 31, 2001 most specifically concentrated in the December 31, 2001 quarter. The Company's new car franchised dealership in Indianapolis retails a portion of its repossessed automobiles. The net recovery rate recognized by the dealership for automobiles sold at retail during the six months ended December 31, 2001 and fiscal year ended June 30, 2001 averaged 58.0% and 55.4%, respectively. Approximately 8.67% and 10.8% of the total repossessed automobiles were sold at retail through the dealership during the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, respectively. The remaining repossessed vehicles are sold at wholesale through independent auction companies located throughout the United States of America.

Set forth below is certain information concerning the credit loss and delinquency experience on the fixed rate retail automobile receivables serviced by the Company. The following credit loss and delinquency statistics represent Tier I and Tier II for all periods presented. Previously, only Tier I has been presented. There can be no assurance that future delinquency and net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                                             Credit Loss Experience
                                     For the Quarter Ended                    For the Six Months Ended
                                         December 31,                                December 31,
                                  ---------------------------  -----------------------------------------------------
                                             2001                         2001                       2000
                                  ---------------------------  -------------------------- --------------------------
                                   Number of                     Number of                   Number of
                                  Receivables       Amount      Receivables    Amount       Receivables     Amount
                                  -----------     -----------   -----------  -----------    -----------  -----------
                                                                   (Dollars in thousands)

Average servicing portfolio           245,563     $3,027,302       250,025    $3,089,247     257,114     $3,180,620

Gross charge-offs                       4,169         47,776         7,807        94,428       5,138         60,355
Recoveries                                            14,600                      32,304                     23,973
                                                 ------------                ------------               ------------
 Net credit losses                                $   33,176                  $   62,124                 $   36,382
                                                 ============                ============               ============

Gross charge-offs
   as a % of average
   servicing portfolio                  6.79%          6.31%         6.25%         6.11%       4.00%          3.80%
Recoveries as a %
    of gross charge-offs                              30.56%                      34.21%                     39.72%
Net credit losses as a %
    of average servicing
    portfolio                                          4.38%                       4.02%                      2.29%



                                                                Credit Loss Experience
                                                          For the Fiscal Years Ended June 30,
                                    -------------------------------------------------------------------------------
                                               2001                       2000                       1999
                                    -----------------------    ----------------------     -------------------------
                                     Number of                  Number of                   Number of
                                    Receivables     Amount     Receivables     Amount      Receivables     Amount
                                    -----------   ---------    -----------   ---------     -----------   ----------
                                      (Dollars in thousands)
Average servicing
   portfolio                          261,186     $3,248,006       226,548    $2,652,349     208,310     $2,332,451

Gross charge-offs                      11,192        135,447         9,124       101,067       8,461         89,226
Recoveries                                            53,366                      40,532                     34,861
                                                 ------------                ------------               -----------
 Net credit losses                                $   82,081                  $   60,535                 $   54,365
                                                 ============                ============               ===========

Gross charge-offs
   as a % of average
   servicing portfolio                  4.29%          4.17%         4.03%         3.81%       4.06%          3.83%
Recoveries as a %
    of gross charge-offs                              39.40%                      40.10%                     39.07%
Net credit losses as a %
    of average servicing
    portfolio                                          2.53%                       2.28%                      2.33%


                                                                  Delinquency Experience
                                     ---------------------------------------------------------------------------------
                                          At December 31,                            At June 30,
                                                2001                       2001                      2000
                                     --------------------------  -----------------------------------------------------
                                                                   (Dollars in thousands)
                                     Number of                   Number of                  Number of
                                     Receivables   Amount (1)    Receivables  Amount (1)   Receivables   Amount (1)
                                     -----------  -------------  ----------- ------------- ------------ --------------
Servicing portfolio                     241,178     $2,961,737      258,852     $3,210,336     239,611     $2,880,478
Delinquencies
     30-59 days                           7,329         84,748        5,476         62,999       4,491         48,079
     60-89 days                           3,605         44,100        2,938         36,856       2,294         26,183
     90 days or more                      1,504         17,121        1,233         14,871         894          9,780
                                     -----------  -------------  ----------- -------------- ----------- --------------
Total delinquencies                      12,438     $  145,969        9,647     $  114,726       7,679     $   84,042
                                     ===========  =============  =========== ============== =========== ==============
Total delinquencies
    as a % of servicing portfolio         5.16%          4.93%        3.73%          3.57%       3.20%          2.92%

(1) Excludes approximately $338,000, $419,000 and $636,000 of other servicing assets as of December 31, 2001 and June 30, 2001 and 2000, respectively.



As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over increased to 4.93% at December 31, 2001 compared to 3.57% at June 30, 2001 and 2.92% at June 30, 2000. Several factors contributed to the increased delinquency and credit losses for the six months ended December 31, 2001, specifically concentrated in the quarter ended December 31, 2001. The slow down in corporate profits contributed to wide spread layoffs, especially in the aftermath of September 11, 2001, which resulted in many people struggling to keep current on consumer debt. The Company historically experiences higher delinquency and loss rates in the winter months and these seasonal trends were increased by the general weakness in the economy. These external economic factors along with the aging of the portfolio and increased bankruptcy filings combined to increase the Company's delinquency and loss rates for the six months ended December 31, 2001. The weighted average seasoning of the securitized portfolio was 20.7 months at December 31, 2001, compared to 16.5 months at December 31, 2000. In general, the Company has experienced peak delinquencies and losses in its securitized pool when the aging of the pools are between 18 months and 24 months. The delinquency and loss rates were also influenced by the Company's intentional curtailment of acquisition volume during the quarter ended December 31, 2001 to maintain credit quality and pricing objectives. Early in the quarter ended December 31, 2001, the Company further tightened credit standards in light of recessionary economic trends. This resulted in historically high average credit scores, but also resulted in continued lower acquisition volume in the quarter. Reduced acquisition volume results in a smaller average portfolio with a higher average age. Delinquency and loss rates tend to increase as receivables age so that, as new acquisitions reflect a relatively smaller portion of the portfolio, the delinquency and annualized loss percentage in the portfolio as a whole consequently increase. In addition, the Company has experienced an increase in the number of accounts declaring bankruptcy, in part due to the proposed Bankruptcy Reform Act. For the quarter ended June 30, 2001, the number of bankruptcy filings by obligors on receivables in the Company's portfolio increased by approximately 32.7% when compared to the average quarterly bankruptcy filings for the previous four fiscal quarters of 2001. Since the quarter ended June 30, 2001, the average bankruptcy filings decrease 2.9%, but increased 26.4% from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. During the six months ended June 30, 2001, the Company believed that customers were declaring bankruptcy earlier than later for fear that if the Bankruptcy Reform Act passes in Congress, the new legislation will make declaring bankruptcy more difficult and costly. Because of current economic conditions, Congress decided to temporarily postpone the Bankruptcy Reform Act. However, the Company also believes that the worsening economic conditions are contributing to an increase in the bankruptcy filings over prior years.

Beginning in January 2001, the Company anticipated that the delinquency percentage would increase throughout the fiscal year ended June 30, 2001 due to the decrease in the servicing portfolio as a result of the reduction in acquisition volume during the second half of fiscal 2001. The Company expects that the following developments should favorably affect its delinquency ratios and, ultimately, loss rate: (i) the portfolio is coming out of the winter months when delinquency is seasonally high; (ii) the Company expects acquisition volume to stabilize and gradually increase; (iii) collections management improvements and technological initiatives recently implemented should begin to take effect; and (iv) receivables acquired on the basis of the Company's improved risk-based pricing will represent a larger portion of the servicing portfolio. See "Discussion of Forward-Looking Statements."

Provisions are made for estimated net credit losses in conjunction with each securitization. The cumulative credit loss assumption used on the securitization during the six months ended December 31, 2001 was 4.75%. The original cumulative weighted average loss rates were 4.75% and 4.68% for securitizations during the six months ended December 31, 2001 and 2000, respectively. The original cumulative weighted average loss rates were 4.71% and 4.59% for securitizations during the fiscal years ended June 30, 2001 and 2000, respectively. The allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 5.49% at December 31, 2001, compared to 5.37% at June 30, 2001 and 4.45% at June 30, 2000.

The Company extensively analyzed loss predictability during the fiscal year ended June 30, 2001 and then again in the quarter ended September 30, 2001. A significant portion of this analysis was based on its historical database consisting of nine years of data encompassing over $9.6 billion in acquired receivables and approximately 650,000 customers. Significant enhancements were made during June and July 2001 in the Company's predictive loss methods. In addition, as of September 30, 2001, the Company determined it was necessary to further adjust the expected loss rates on most pools to more fully incorporate the data suggested by the curves produced by the risk management database. The results of the refined predictive loss methods indicated that the losses in several of the Company's securitized pools were likely to be higher than previously expected. The Company determined that its loss reserves were insufficient and in the quarter ended June 30, 2001, took a $23.7 million before tax other than temporary impairment, of which $14.4 million attributed to refined loss reserves. An additional other than temporary impairment was taken during the quarter ended September 30, 2001 totaling $44.0 million, of which $17.3 million related to further refinements in the loss reserves.

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

Capital requirements and availability. The Company requires substantial amounts of cash to support its business and growth as described above. Its cash requirements can vary depending on the cash impact of hedging transactions, the availability of external credit enhancement in securitizations or other financing transactions and the other factors that affect the net cash provided by securitizations (at closing and over time) as well as the percentage of principal amount of receivables acquired for which the Company can obtain warehouse financing. The Company's ability to meet these ongoing cash and liquidity requirements depends on several factors. First is the Company's ability to effect periodic securitizations of its receivable portfolio and the terms of such securitizations which are dependent on market factors, generally, changes in interest rates, demand for asset-backed securities and the asset-backed securities offered in the Company's securitizations particularly. Another important factor is the Company's ability to continue to comply with the terms of its term notes and credit facilities and/or its ability to obtain funding to replace and/or supplement such facilities should it become necessary to do so. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing businesses and the Company's financial condition and results of operations. Moreover, the Company's operations may be adversely affected, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities or if it is unable to satisfy the conditions to borrow under the credit facilities.

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

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs a hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. See "Item 8 - Financial Statements and Supplementary Date - Note 1." At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. The commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate derivative arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on those receivables. The Company generally realizes a gain on its economic hedging transactions during periods of increasing interest rates and generally realizes a loss on such transactions during periods of decreasing interest rates. Prior to July 1, 2000, the economic hedging gain or loss substantially offset changes in interest rates as seen by reporting a lower or higher gain on sale of receivables, respectively. Also, prior to July 1, 2000, recognition of unrealized gains or losses was deferred until the sale of receivables during the securitization and on the date of the sale, deferred hedging gains and losses were recognized as a component of the Gain (loss) on sales of receivables. On the date of the sale, deferred hedging gains and losses were recognized as a component of the Gain (Loss) on Sales of Receivables. Beginning on July 1, 2000, both the Gain (loss) on interest rate derivatives on securitized receivables and the Gain (loss) on interest rate derivatives on held for sale receivables were reflected on the Consolidated Statement of Earnings. The economic hedging gain or loss should substantially offset changes in interest rates as seen by reporting a lower or higher gain on sale of receivables, respectively. At December 31, 2001, the Company has an unrealized hedging gain on forward interest rate derivatives of $793,000 based on notional amounts outstanding of $190.0 million. At June 30, 2001, the Company had an unrealized hedging gain on forward interest rate derivatives of $71,000 based on notional amounts outstanding of $151.4 million. At June 30, 2000, the Company had an unrealized hedging loss on forward interest rate derivatives of $1.3 million based on notional amounts outstanding of $426.5 million. The interest rates on the Company's term debt is fixed, and as a result the fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the notes payable and term debt at December 31, 2001:

                                         Year Ending December 31,
                                           2002         2003       Total     Fair Value
                                        -----------   --------    -------    ----------
                                                         (Dollars in thousands)
Notes Payable                            $ 100,300    $      -    $100,300   $ 100,300
   Weighted average variable rate            5.05%           -       5.05%

Term debt                                $  87,000    $ 46,000    $133,000   $ 132,468
   Weighted average fixed rate               7.99%       9.99%       8.68%



Sensitivity analysis on Retained Interest

The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect the customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of Retained Interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of Retained Interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations. The Company does not believe fluctuations in interest rates materially affect the rate of prepayments on receivables. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data - Notes 1 and 5."

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows (dollars in thousands):

                                       Expected
                                      Cumulative                                            Spread
                                      Net Credit        Discount         Prepayment        Interest
                                        Losses            Rate             Speed             Rate
                                    (pool life rate) (annual rate)        (curve)           (curve)
                                    ---------------  ---------------   ---------------  ----------------
      Impact on fair value of
        10% adverse change            $ (30,626)        $ (5,087)        $  (7,037)         $ (1,434)
        20% adverse change            $ (60,589)        $ (9,973)        $ (13,612)         $ (2,868)


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

Item 8.           Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Union Acceptance Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Union Acceptance Corporation and Subsidiaries (collectively, the "Company") as of December 31, 2001, June 30, 2001 and June 30, 2000, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for the six month period ended December 31, 2001 and for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, June 30, 2001 and June 30, 2000, and the results of its operations and cash flows for the six month period ended December 31, 2001, and for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for derivative instruments and hedging activities, and effective April 1, 2001, the Company changed its method of recognizing interest income and determining other than temporary impairments.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
January 18, 2002

CONSOLIDATED BALANCE SHEETS AT                                       December 31,          June 30,
                                                                   ---------------  ------------------------
(Dollars in thousands, except share data)                               2001          2001         2000
------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                               $  14,244    $  70,939     $ 14,792
Restricted cash                                                             4,650        4,331       13,010
Receivables held for sale, net                                            176,511       42,770      206,701
Retained interest in securitized assets                                   198,251      245,876      208,431
Accrued interest receivable                                                 1,323          375        1,727
Property, equipment and leasehold improvements, net                         8,516        9,047        9,494
Other assets                                                               33,661       23,697       23,983
                                                                   --------------- ------------ ------------

  Total Assets                                                          $ 437,156    $ 397,035     $478,138
                                                                   =============== ============ ============

Liabilities and Shareholders' Equity

Liabilities

Notes payable                                                           $ 100,300    $   5,215     $152,235
Term debt                                                                 133,000      155,000      177,000
Accrued interest payable                                                    2,393        4,544        5,408
Amounts due to trusts                                                      18,610       19,822       14,487
Current and deferred income taxes payable                                       -        5,856        9,740
Other payables and accrued expenses                                         8,153        6,730        9,239
                                                                   --------------- ------------ ------------

  Total Liabilities                                                       262,456      197,167      368,109
                                                                   --------------- ------------ ------------

Commitment and Contingencies (Note 11)                                          -            -            -

Shareholders' Equity

Preferred Stock, without par value, authorized
  10,000,000 shares; none issued and outstanding                                -            -            -

Common Stock, without par value, authorized
  130,000,000 shares; 30,926,606 shares issued and
  outstanding at December 31, 2001                                        145,374            -            -

Class A Common Stock, without par value,
  authorized None at December 31, 2001 and 30,000,000 shares at June 30, 2001 and 2000; None, 23,498,048 and 5,816,024
  shares issued and outstanding at December 31, 2001,
  June 30, 2001 and June 30, 2000, respectively                                 -      145,208       58,632

Class B Common Stock, without par value,
  authorized None at December 31, 2001 and 20,000,000 shares at June 30, 2001 and 2000; None, 7,396,608 and 7,461,608
  shares issued and outstanding at December 31, 2001,
  June 30, 2001 and June 30, 2000, respectively                                 -            -            -

Accumulated other comprehensive earnings, net of taxes                        450        2,632        3,564

Retained earnings                                                          28,876       52,028       47,833
                                                                   --------------- ------------ ------------

  Total Shareholders' Equity                                              174,700      199,868      110,029
                                                                   --------------- ------------ ------------

  Total Liabilities and Shareholders' Equity                            $ 437,156    $ 397,035     $478,138
                                                                   =============== ============ ============

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                   Six Months Ended                 Fiscal Years Ended
(Dollars in thousands, except per share amounts)               December 31,                        June 30,
                                                        ---------------------------  ---------------------------------------
                                                            2001         2000           2001          2000          1999
                                                        ------------- -------------  ----------- ------------- -------------
                                                                     (Unaudited)
Interest on receivables held for sale                        $ 8,534      $ 25,224     $ 39,795      $ 37,461      $ 33,015
Retained interest and other                                   12,018        15,305       32,618        24,963        20,463
                                                        ------------- ------------- ------------ ------------- -------------

Total interest income                                         20,552        40,529       72,413        62,424        53,478
Interest expense                                               8,790        19,519       33,794        29,663        27,906
                                                        ------------- ------------- ------------ ------------- -------------

Net interest margin                                           11,762        21,010       38,619        32,761        25,572
Provision for estimated credit losses                          2,466         2,225        3,240         3,000         5,879
                                                        ------------- ------------- ------------ ------------- -------------
Net interest margin after provision
for estimated credit losses                                    9,296        18,785       35,379        29,761        19,693

Gain (loss) on sales of receivables, net                     (33,930)       15,672       14,620        16,883        19,133
Gain (loss) on interest rate
derivatives on securitized receivables                        (2,584)       (8,886)     (21,714)            -             -
Gain (loss) on interest rate
derivatives on held for sale receivables                         793        (4,709)          60             -             -
Servicing fee income                                          15,143        14,345       30,199        24,612        21,716
Late charges and other fees                                    3,790         3,466        6,947         6,337         5,349
                                                        ------------- ------------- ------------ ------------- -------------

Other revenues                                               (16,788)       19,888       30,112        47,832        46,198
                                                        ------------- ------------- ------------ ------------- -------------

Salaries and benefits                                         17,137        16,408       33,868        28,915        23,572
Other expenses                                                11,756        11,440       23,306        20,998        19,016
                                                        ------------- ------------- ------------ ------------- -------------

Total operating expenses                                      28,893        27,848       57,174        49,913        42,588
                                                        ------------- ------------- ------------ ------------- -------------

Earnings (loss) before provision
for income taxes                                             (36,385)       10,825        8,317        27,680        23,303
Provision (benefit) for income taxes                         (13,233)        4,001        3,133        10,675         8,979
                                                        ------------- ------------- ------------ ------------- -------------

Net earnings (loss) before cumulative effect
of change in accounting principle                            (23,152)        6,824        5,184        17,005        14,324
Cumulative effect of change in accounting
principle less applicable taxes of $568 (Note 1)                   -             -          989             -             -
                                                        ------------- ------------- ------------ ------------- -------------

Net earnings (loss)                                        $ (23,152)      $ 6,824      $ 4,195      $ 17,005      $ 14,324
                                                        ============= ============= ============ ============= =============

Net earnings (loss) per common share before
cumulative effect of change in accounting
principle (basic and diluted)                                $ (0.75)       $ 0.51       $ 0.37        $ 1.28        $ 1.08
Cumulative effect of change in accounting
principle (Note 1)                                                 -             -        (0.07)            -             -
                                                        ------------- ------------- ------------ ------------- -------------
Net earnings (loss) per common share
(basic and diluted)                                          $ (0.75)       $ 0.51       $ 0.30        $ 1.28        $ 1.08
                                                        ============= ============= ============ ============= =============
Basic weighted average number of
 common shares outstanding                                30,915,656    13,282,073   14,108,039    13,267,493    13,241,593
Dilutive effect of common stock options                            -        28,363       19,809        25,777        12,053
                                                        ------------- ------------- ------------ ------------- -------------
Diluted weighted average number of
common shares outstanding                                 30,915,656    13,310,436   14,127,848    13,293,270    13,253,646
                                                        ============= ============= ============ ============= =============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         Six Months Ended            Fiscal Years Ended
                                                                 December 31,                   June 30,
                                                           ----------------------- -----------------------------------
(Dollars in thousands)                                        2001       2000         2001        2000       1999
--------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                       $ (23,152)    $ 6,824     $ 4,195    $ 17,005    $ 14,324
  Adjustments to reconcile net earnings to net cash
  from operating activities:
   Purchases of receivables held for sale                    (438,409) (1,065,627) (1,601,076) (1,439,903) (1,456,953)
   Principal collections on receivables held for sale,
     net of securitized receivables repurchased               (24,303)     18,001      24,487      10,177      17,781
   Dealer premiums paid, net on receivables held for sale     (13,569)    (30,844)    (46,720)    (34,807)    (51,122)
   Proceeds from securitization of receivables held for sale  330,000   1,010,000   1,733,020   1,484,500   1,288,071
   Gain on sales of receivables held for sale                  (9,590)    (25,050)    (53,689)    (32,060)    (48,622)
   Proceeds on sale of interest-only strip                          -           -           -           -       2,847
   Impairment of retained interest in securitized assets       44,000       2,081      28,577       5,284      11,917
   Cumulative effect of change in accounting principal (Note 1)     -           -       1,557           -           -
   Accretion of discount on retained interest in
     securitized assets                                       (11,640)    (14,733)    (31,409)    (23,594)    (18,337)
   Provision for estimated credit losses                        2,466       2,225       3,240       3,000       5,879
   Amortization and depreciation                                2,164       3,177       5,637       4,050       4,688
   Restricted cash                                               (319)      3,685       8,678        (794)      5,551
   Other assets and accrued interest receivable                (9,680)     (3,492)      1,045         236      (1,983)
   Amounts due to trusts                                       (1,212)          7       5,335       1,335      (2,358)
   Other payables and accrued expenses                         (5,539)      3,877      (4,149)     (4,403)      7,276
                                                           ------------ ---------- ----------- ----------- -----------
    Net cash provided by (used in) operating activities      (158,783)    (89,869)     78,728      (9,974)   (221,041)
                                                           ------------ ---------- ----------- ----------- -----------

Cash flows from investing activities:
  Collections on retained interest in securitized assets       30,726      43,685      93,420      64,332      66,786
  Changes in spread accounts                                   (1,258)    (13,406)    (31,472)     11,258      (1,752)
  Capital expenditures                                           (300)       (957)     (1,363)     (2,816)     (1,794)
                                                           ------------ ---------- ----------- ----------- -----------
    Net cash provided by investing activities                  29,168      29,322      60,585      72,774      63,240
                                                           ------------ ---------- ----------- ----------- -----------

Cash flows from financing activites:
  Principal payment on term debt                              (22,000)    (22,000)    (22,000)    (22,000)    (22,000)
  Stock options exercised                                         111           -           -          93           2
  Issuance of common stock, net of offering costs of $1,525         -           -      86,475           -           -
  Net change in notes payable                                  95,085      74,822    (147,020)    (33,265)    112,377
  Payment of borrowing fees                                      (276)       (621)       (621)       (924)       (102)
                                                           ------------ ---------- ----------- ----------- -----------
    Net cash provided by (used in) financing activities        72,920      52,201     (83,166)    (56,096)     90,277
                                                           ------------ ---------- ----------- ----------- -----------

Change in cash and cash equivalents                           (56,695)     (8,346)     56,147       6,704     (67,524)

Cash and cash equivalents, beginning of period                 70,939      14,792      14,792       8,088      75,612
                                                           ------------ ---------- ----------- ----------- -----------

Cash and cash equivalents, end of period                     $ 14,244     $ 6,446    $ 70,939    $ 14,792     $ 8,088
                                                           ============ ========== =========== =========== ===========

Supplemental disclosures of cash flow information:
Income taxes paid                                               $ 415     $ 5,430     $ 5,893    $ 19,338     $ 2,661
Interest paid                                                 $ 8,684    $ 19,194    $ 33,248    $ 28,545    $ 28,276

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(Dollars in thousands, except per share data)

                              Number of Common Stock                    Accumulated
                                Shares Outstanding                         Other                    Total
                          -----------------------------------  Common  Comprehensive   Retained  Shareholders'
                           Common     Class A      Class B      Stock      Income      Earnings     Equity
                          ------------------------------------------------------------------------------------

Balance at July 1, 1998        -      4,376,446    8,855,036  $ 58,360     $ 7,609    $ 16,504    $ 82,473
------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                   -             -            -         -           -       14,324      14,324
  Net unrealized loss on
  retained interest in
  securitized assets           -             -            -         -      (11,961)         -      (11,961)
  Income taxes related
  to unrealized loss in
  securitized assets           -             -            -         -        4,551          -        4,551
                                                                                                 ----------
Total comprehensive
  earnings                                                                                           6,914
Grants of common stock                   17,778           -         90          -           -           90
Stock options exercised                     350           -          2          -           -            2
Conversion of Class B
  Common Stock into
  Class A Common Stock                  704,770     (704,770)       -           -           -           -
                           -------- ------------- ----------- ---------- ---------- ----------- ------------

Balance at June 30, 1999       -      5,099,344    8,150,266  $ 58,452       $ 199    $ 30,828    $ 89,479
------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                   -             -            -         -           -       17,005      17,005
  Net unrealized gain on
  retained interest in
  securitized assets           -             -            -         -        5,416          -        5,416
  Income taxes related
  to unrealized gain in
  securitized assets           -             -            -         -       (2,051)         -       (2,051)
                                                                                                  ----------
Total comprehensive
  earnings                                                                                          20,370
Grants of common stock         -         10,550           -         75          -           -           75
Stock options exercised        -         17,472           -         93          -           -           93
Other                          -             -            -         12          -           -           12
Conversion of Class B
  Common Stock into
  Class A Common Stock         -        688,658     (688,658)       -           -           -           -
                           -------- ------------- ----------- ---------- ---------- ----------- ------------

Balance at June 30, 2000       -      5,816,024    7,461,608  $ 58,632     $ 3,564    $ 47,833   $ 110,029
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(Dollars in thousands, except per share data)

                              Number of Common Stock                    Accumulated
                                Shares Outstanding                         Other                    Total
                          -----------------------------------  Common  Comprehensive   Retained  Shareholders'
                           Common     Class A      Class B      Stock      Income      Earnings     Equity
                          ------------------------------------------------------------------------------------

Balance at June 30, 2000       -      5,816,024    7,461,608  $ 58,632     $ 3,564    $ 47,833   $ 110,029
------------------------------------------------------------------------------------------------------------

Comprehensive earnings:
Net earnings                   -            -            -         -           -         4,195       4,195
  Net unrealized loss on
  retained interest in
  securitized assets           -            -            -         -        (1,468)        -        (1,468)
  Income taxes related
  to unrealized loss in
  securitized assets           -            -            -         -           536         -           536
                                                                                                  ----------
Total comprehensive
  earnings                                                                                           3,263
Issuance of common stock, net  -     17,600,000          -      86,475         -           -        86,475
Grants of common stock         -         17,024          -         101         -           -           101
Conversion of Class B
  Common Stock into
  Class A Common Stock         -         65,000      (65,000)      -           -           -           -
                           -------- ------------- ----------- ---------- ---------- ----------- ------------

Balance at June 30, 2001       -     23,498,048    7,396,608 $ 145,208     $ 2,632    $ 52,028   $ 199,868
------------------------------------------------------------------------------------------------------------

Comprehensive loss:
Net loss                       -            -            -         -           -       (23,152)    (23,152)
  Net unrealized loss on
  retained interest in
  securitized assets           -            -            -         -        (3,592)        -        (3,592)
  Income taxes related
  to unrealized loss in
  securitized assets           -            -            -         -         1,410         -         1,410
                                                                                                  ----------
Total comprehensive
  loss                                                                                             (25,334)
Grants of common stock    11,485            -            -          59         -           -            59
Stock options exercised        -         20,465          -         111         -           -           111
Other                          -            -            -          (4)        -           -            (4)
Conversion of Class B
  Common Stock into
   Class A Common Stock        -      7,396,608   (7,396,608)      -           -           -           -
Conversion of Class A
  Common Stock into
   Common Stock       30,915,121    (30,915,121)         -         -           -           -           -
                      ------------- ------------- ---------- ----------- ---------- ----------- ------------

Balance at
  December 31         30,926,606            -            -   $ 145,374       $ 450    $ 28,876   $ 174,700
                      ============= ============= ========== =========== ========== =========== ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and
THE THREE YEARS ENDED JUNE 30, 2001, 2000 and 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Union Acceptance Corporation ("UAC") is an Indiana corporation. UAC and its subsidiaries (collectively, the "Company") are engaged primarily in the business of acquiring, securitizing, and servicing retail automobile installment sales contracts originated by dealerships. The Company's indirect automobile program focuses on acquiring receivables from customers who exhibit a favorable credit profile purchasing late model used and, to a lesser extent, new automobiles. The Company currently acquires receivables from a network of over 5,700 automobile dealerships in 40 states.

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

Receivables Held for Sale, Net - All receivables are held for sale and include automobile, light-truck, van, and other receivables including dealer premiums and are carried at their principal amount outstanding plus dealer premiums (amortized cost) less the allowance for credit losses and unearned discount which approximates the lower of cost or market. Dealer premiums are incentives paid to dealers in connection with the acquisition of receivables. Interest on these receivables is accrued and credited to interest income based upon the daily principal amount outstanding. The Company provides an allowance for credit losses from the date of origination to the date of securitization.

Such receivables are packaged and sold through asset-backed securitization transactions. Dealer premiums are capitalized and included as basis in the receivables and are charged to gain on sale of receivables, net at the time of sale. A portion of the dealer premiums is refundable by the dealer to the Company in the event of receivable prepayment or default.

Accrued Interest Receivable - Accrued interest receivable represents interest earned but not collected on receivables held for sale. The Company accrues interest on receivables until the earlier of an account being charged-off or becoming 120 days delinquent. Accrued interest receivables for individual accounts are charged off when the corresponding receivable is charged off.

Property, Equipment, and Leasehold Improvements, Net - Property, equipment, and leasehold improvements are recorded at cost. Depreciation is determined primarily on accelerated methods over the estimated useful lives of the respective assets, ranging from 5 to 39.5 years.

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile receivables. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in the securitization during the six months ended December 31, 2001, was in the form of a specific cash account ("Spread Account") held by the Trust and a surety bond. The Spread Accounts are required by the applicable servicing agreement to be maintained at specified levels.

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

During the quarter ended June 30, 2001, the Company began using its historical database to assist in projecting credit losses for the retained interest valuation. In the quarter ended September 30, 2001, the Company further enhanced its retained interest cash flow model by refining the following:

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

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates approximately 650,000 consumers representing over $9.6 billion in acquired receivables. As of September 30, 2001, the Company determined it was necessary to further adjust the expected loss rates on most pools to more fully incorporate the data suggested by the curves produced by the risk management database. Although the loss curves were the basis for the changes in the expected loss rates, the Company also considered exposure to credit losses in light of increasing delinquency and loss rates, increasing consumer bankruptcies, and recessionary economic trends. Except for the one Tier II pool, the Company used net credit loss assumptions ranging from 4.60% to 7.20% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at December 31, 2001. For the one Tier II securitized pool outstanding, the Company used a net credit loss assumption is 12.00%. This pool has a remaining principal balance of $5.1 million at December 31, 2001. See the pool specific net credit loss assumptions in "Item 1 Business."

Interest collections assumptions - Generally as a result of an increase in delinquency and credit losses and the overall deterioration in the economy, the Company decreased the expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of trends in the economy. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at December 31, 2001.

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

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. Given the historical lows in short-term U.S. Treasury yields and the current steep yield curve, the Company revised its policy for establishing discount rates in the gain on sale calculation and the retained interest calculation. Prior to the quarter ended September 30, 2001, the Company used tiered discount rates based on a pool's specific risk factors up to 900 basis points over the applicable U.S. Treasury rate. Beginning in the September 30, 2001 quarter, the Company used a tiered discount rate based on a pool's specific risk factors up to 1000 basis points over the applicable U.S. Treasury rate. The weighted average discount rate used to value Retained Interest at December 31, 2001 was 10.87% compared to 11.51% at June 30, 2001 and 13.78% at June 30, 2000. This decrease in the weighted average discount rate is primarily a result of a decrease in U.S. Treasury rates since June 30, 2001 but was partially offset by the use of the higher spreads over the applicable U.S. Treasury rate as discussed above. The Company utilized discount rates ranging from 6.06% to 13.0% on the estimated cash flows to be released from the spread account to value the Retained Interest at December 31, 2001.

The Company records Retained Interest in Securitized Assets ("Retained Interest") as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings").

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

The Company implemented EITF 99-20 on April 1, 2001. The write-down associated with the implementation of EITF 99-20 was reported as a "cumulative effect of a change in accounting principle". The after-tax cumulative effect charged to earnings was approximately $1.0 million at June 30, 2001 related to the adoption of EITF 99-20.

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

Servicing Fee Income - Servicing fee income is the contractual fee, typically one percent of receivables serviced, earned from each trust.

Common Stock - The Company's Board of Directors duly approved and authorized charter amendments effective on November 14, 2001. The Company amended its charter to, among other things, convert the outstanding Class B Common Stock to Class A Common Stock (thereby eliminating the voting preference of the Class B Common Stock in the election of directors). Upon conversion of the Class B Common Stock to Class A Common Stock, no shares of Class B Common Stock remain authorized and all common shares are designated "Common Stock." These amendments were adopted by the shareholders at the fiscal 2001 annual meeting, effective upon close of business November 14, 2001.

Prior to the change noted above, the Company's charter provided that shares of Class B Common Stock convert automatically to shares of Class A Common Stock on a share-for-share basis upon transfer outside a prescribed group of initial holders and certain affiliates. Pursuant to such provision, 65,000, 688,658, and 704,770 shares of Class B Common Stock were converted to shares of Class A Common Stock during fiscal 2001, 2000 and 1999, respectively.

Pursuant to the shareholders approval, 7,396,608 shares of Class B Common Stock were converted to shares of Class A Common Stock and the remaining 30,915,121 shares of Class A Common Stock were converted to shares of Common Stock effective November 14, 2001.

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

Amounts Due to Trusts - Amounts due to trusts represent monies collected as servicer on behalf of the trustee for principal and interest remittances as well as recovery payments in respect of securitized receivables. All amounts collected by the Company are remitted to the trustee within two business days, and subsequently distributed by the trustee to the investors, servicer, and credit enhancers on a monthly basis.

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

In periods where the Company anticipates a rising interest rate environment, the Company will primarily utilize interest rate swaps. In contrast, when a falling interest rate environment is anticipated, interest rate caps are utilized. These interest rate caps effectively limit the Company's exposure to falling interest rates to the amount of the cap premiums payable.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, was effective July 1, 2000. On July 1, 2000, the Company recorded a liability in "Other payables and accrued expenses" of approximately $1.3 million and a corresponding charge of approximately $1.3 million to "Gain (loss) on interest rate derivatives on held for sale receivables" on the consolidated statement of earnings, which was subsequently realized in the year ended June 30, 2001. The gain on interest rate derivatives not designated as hedges under SFAS No. 133 but utilized to manage the interest rate risk associated with held for sale receivables was $793,000 for the six months ended December 31, 2001. Although the quarterly earnings for the fiscal year ended June 30, 2001 were impacted by SFAS No. 133, for the fiscal year ended June 30, 2001, SFAS No. 133 did not have a material impact on the consolidated statement of earnings.

Earnings Per Share - Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period or when the shares are considered to be anti-dilutive as a result of a net loss. In July 2001, the Company issued 6,000 stock options with an option price of $6.5750 per share. In addition, in September 2001, the Company issued 64,000 stock options with an option price of $5.5800 per share. Lastly, in January 2002, the Company issued 25,000 stock options with an option price of $5.00 per share. The following chart indicates the number of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:

                                               Six Months Ended                 Fiscal Year Ended
                                                  December 31,                       June 30,
                                          ----------------------------  ------------------------------------
                                              2001           2000          2001         2000         1999
                                          -------------  -------------  ----------  -----------  -----------
                                                          (unaudited)
Anti-dilutive effect (1)                        115,696           -          -            -             -
Exercise price greater than fair value          789,330        841,748    982,250      429,323       324,666
                                          -------------  -------------  ----------  -----------  -----------
                                                905,026        841,748    982,250      429,323       324,666
                                          =============  =============  ==========  ===========  ===========


(1) The calculation for dilutive earnings per share for the six months ended December 31, 2001 was based upon the common shares as the effect of the outstanding stock options for which the fair value is greater than the exercise price were anti-dilutive due to the net loss for the six months ended December 31, 2001.

Segment Information - The Company has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts and installment loan agreements originated by dealerships affiliated with major domestic and foreign automobile manufacturers. The single segment is based on management's approach to operating decisions, assessing performance and reporting financial information.

Change in Year-End - On July 27, 2001, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31.

Reclassification - Certain amounts for the prior periods have been reclassified to conform to the current presentation.

2.   RECEIVABLES HELD FOR SALE, NET

Receivables held for sale, net are as follows (in thousands) at:

                                   December 31,             June 30,
                                  -------------------------------------------
                                       2001            2001          2000
                                  ---------------  -------------  -----------

Principal balance of receivables       $ 173,731       $ 43,793     $203,823
Dealer premiums                            4,604          1,109        5,369
Allowance for credit losses               (2,054)        (2,216)      (2,978)
Other                                        230             84          487
                                  ---------------  -------------  -----------
                                       $ 176,511       $ 42,770     $206,701
                                  ===============  =============  ===========




Activity in the allowance for credit losses on receivables held for sale is as follows (in thousands):

                                             Six Months Ended             Fiscal Year Ended
                                                December 31,                   June 30,
                                             -------------------  ------------------------------------
                                                    2001             2001        2000         1999
                                             -------------------  ----------  ---------- -------------

Balance at the beginning of the period                  $ 2,216      $2,978      $2,754       $ 1,916
   Charge-offs                                           (4,205)     (8,299)     (5,638)       (7,708)
   Recoveries                                             1,577       4,297       2,862         2,667
   Provision for estimated credit losses                  2,466       3,240       3,000         5,879
                                             -------------------  ----------  ---------- -------------
Balance at the end of the period                        $ 2,054      $2,216      $2,978       $ 2,754
                                             ===================  ==========  ========== =============

Notional amounts and gain (loss) on interest rate derivatives on held for sale receivables are as follows (in thousands) at:

                                                          December 31,               June 30,
                                                         ---------------   ----------------------------
                                                              2001             2001           2000
                                                          ---------------   -------------  -------------

Notional amounts outstanding                                  $ 189,981       $ 151,400      $ 426,477
Gain on interest rate derivatives on
     held for sale receivables (1)                            $     793       $      71        N/A
Unrealized loss on economic hedging transaction (1)             N/A              N/A         $  (1,320)

(1) See "Note 1" for discussion regarding the change in the accounting treatment for derivative financial instruments.


The Company had nine interest rate derivative agreements outstanding at December 31, 2001 with notional amounts totaling $190.0 million and maturity dates ranging from February 2008 to June 2008. The fair value of these interest rate derivatives was $4.0 million at December 31, 2001 and was included in other assets. As a result of these outstanding interest rate derivative agreements, the Company's interest rate risk is capped at a weighted average rate of 3.75% on $190.0 million. The agreements outstanding at December 31, 2001 were for existing held for sale receivables outstanding of $173.7 million and projected future acquisitions of $16.3 million.

The Company had two interest rate derivative agreements outstanding at June 30, 2001 with notional amounts totaling $151.4 million with maturity dates of October 2007. As a result of these interest rate derivative agreements, the Company's interest rate risk was capped at 4.74% on $81.0 million and 5.09% on $70.4 million. The agreements outstanding at June 30, 2001 were for existing held for sale receivables outstanding of $43.8 million and projected future acquisitions of $107.6 million.

During the six months ended December 31, 2001, the net loss on interest rate derivatives not designated as hedges under SFAS No. 133, but utilized to manage the interest rate risk associated with securitized receivables was $2.6 million and the net loss on interest rate derivatives not designated as hedges under SFAS No. 133, but utilized to manage the interest rate risk associated with securitized receivables was $21.7 million for the year ended June 30, 2001. This is compared to net gain (loss) on interest rate derivatives of approximately $5.3 million and ($3.2) million during fiscal 2000 and 1999, respectively, recorded as a component of the Gain on sales of receivables, net. See "Note 1 - Summary of Significant Accounting Policies" for a discussion of the impact of SFAS No. 133.

3.   SERVICED RECEIVABLES

The principal balance of receivables serviced are as follows (in thousands) at:

                                        December 31,                June 30,
                                        -------------   ---------------------------------
                                            2001            2001              2000
                                        -------------   --------------   ----------------
Receivables held for sale:
     (net of unearned discount)         $   173,810       $    43,873       $   203,905

Securitized receivables                   2,788,006         3,166,542         2,676,655

Other receivables serviced                      259               340               555
                                        -------------   --------------   ----------------
                                        $ 2,962,075       $ 3,210,755       $ 2,881,115
                                        =============   ==============   ================


Certain characteristics of receivables serviced are as follows at:

                                                  December 31,             June 30,
                                                  ---------------   ------------------------
                                                       2001            2001         2000
                                                  ---------------   ------------  ----------

Weighted average interest rate                            13.12%         13.36%      13.36%
Average receivable balance (in thousands)               $ 12,280       $ 12,402    $ 12,021
Weighted Average term remaining (in months)                 55.2           56.9        57.4

The receivables acquired and receivable servicing portfolio of the three states with the largest concentration are shown in the following table:

                                                                        North
                                                           Texas       Carolina     Illinois
                                                        ------------  -----------  -----------
Customers as a % of total receivables acquired
   during the six months ended December 31, 2001              10.7%         8.3%         7.6%

                                                                        North
                                                           Texas       Carolina    California
                                                        ------------  -----------  -----------
Customers as a % of receivable servicing portfolio
   at December 31, 2001                                       11.3%         9.6%         8.1%

                                                                        North
                                                           Texas       Carolina    California
                                                        ------------  -----------  -----------
Customers as a % of total receivables acquired
   during the year ended June 30, 2001                         9.7%         7.5%         8.5%
Customers as a % of receivable servicing portfolio
   at June 30, 2001                                           11.3%         9.6%         9.0%




A significant adverse change in the economic climate in Texas, North Carolina, Illinois, California or other states could potentially result in fewer receivables acquired as well as impact the recoverability of Retained Interest. No individual dealer or group of affiliated dealers accounted for more than 1.0% and 2.1% of the Company's receivable acquisitions during the six months ended December 31, 2001 and the year ended June 30, 2001, respectively.

4.   PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net are as follows at:

                             December 31,                June 30,
                            ---------------  ----------------------------------
                                 2001             2001              2000
                            ---------------  ----------------  ----------------
                                               (in thousands)

Building                           $ 4,496           $ 4,491           $ 4,376
Leasehold improvements               1,709             1,645             1,487
Land                                   524               524               416
Equipment                            9,413             9,698             9,067
Accumulated depreciation            (7,626)           (7,311)           (5,852)
                            ---------------  ----------------  ----------------
                                   $ 8,516           $ 9,047           $ 9,494
                            ===============  ================  ================


Depreciation expense totaled $831,000 for the six months ended December 31, 2001 and $1.9 million, $1.7 million and $1.3 million for the years ended June 30, 2001, 2000 and 1999, respectively.

5.   RETAINED INTEREST IN SECURITIZED ASSETS

The carrying amount of Retained interest in securitized assets is as follows (in thousands) at:

                                                             December 31,                June 30,
                                                            ------------------------------------------------
                                                                  2001             2001             2000
                                                            ---------------   --------------   -------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                          $ 285,207        $ 360,722       $ 287,661
Estimated dealer premium rebates refundable                          9,335           15,403          18,133
Estimated credit losses on securitized receivables                (152,985)        (170,151)       (119,003)
Accelerated principal (1)                                           28,823           28,823          24,082
Spread accounts                                                     91,393           90,135          58,663
Discount to present value                                          (63,522)         (79,056)        (61,105)
                                                            ---------------   --------------   -------------
                                                                 $ 198,251        $ 245,876       $ 208,431
                                                            ===============   ==============   =============

Outstanding balance of securitized receivables serviced        $ 2,788,006      $ 3,166,542      $2,676,655
                                                            ---------------   --------------   -------------

Estimated credit losses as a percentage of
  securitized receivables serviced                                   5.49%            5.37%           4.45%
Weighted average discount rate                                      10.87%           11.51%          13.78%
Weighted average original contract life (in months)                   75.3             74.8            73.8


(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.

Retained interest in securitized assets activity is as follows (in thousands):

                                              December 31,              June 30,
                                              ------------ -----------------------------------
                                                 2001         2001        2000        1999
                                              ------------ ----------- ----------- -----------

Balance at beginning of period                  $ 245,876   $ 208,431   $ 191,029   $ 171,649
Amounts capitalized (including estimated
  dealer rebates)                                  17,795      99,585      69,266      89,955
Collections                                       (30,726)    (98,160)    (87,529)    (67,671)
Accretion of discount                              11,640      31,409      23,594      18,337
Change in accelerated principal                         -       4,741      23,197         885
Change in spread accounts                           1,258      31,472     (11,258)      1,752
Other than temporary impairments                  (44,000)    (28,577)     (5,284)    (11,917)
Cumulative effect of change in accounting
  principle (1)                                         -      (1,557)          -           -
Net change in unrealized gain (loss)               (3,592)     (1,468)      5,416     (11,961)
                                              ------------ ----------- ----------- -----------

Balance at end of period                        $ 198,251   $ 245,876   $ 208,431   $ 191,029
                                              ============ =========== =========== ===========

(1) Represents the charge related to the implementation of EITF 99-20. See further discussion in Note 1.

Spread account activity is as follows (in thousands):

                                                        December 31,                    June 30,
                                                        ---------------  --------------------------------------
                                                             2001           2001         2000         1999
                                                        ---------------  -----------  ----------- -------------

Balance at beginning of period                                $ 90,135     $ 58,663      $69,921      $ 68,169
Net excess cash flows deposited to spread accounts              23,994       80,394       48,851        50,788
Initial spread account deposits                                     91        6,392        5,125         2,011
Interest earned on spread accounts                               1,316        4,017        3,372         3,313
Less: excess cash flows released to the Company                (24,143)     (59,331)     (68,606)      (54,360)
                                                        ---------------  -----------  ----------- -------------

Balance at end of period                                      $ 91,393     $ 90,135      $58,663      $ 69,921
                                                        ===============  ===========  =========== =============


The weighted average yield on spread accounts was 2.95% for the six months ended December 31, 2001 and 5.40%, 5.69%, and 4.75% for the years ended June 30, 2001, 2000, and 1999, respectively. The weighted average yield at December 31, 2001 was 1.96% and at June 30, 2001, 2000, and 1999 was 4.07%, 6.46%, and 4.79%,
respectively.


At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in assumed economics is as follows (dollars in thousands):

                                       Expected
                                      Cumulative                                            Spread
                                      Net Credit        Discount         Prepayment        Interest
                                        Losses            Rate             Speed             Rate
                                    (pool life rate) (annual rate)        (curve)           (curve)
                                    ---------------  ---------------   ---------------  ----------------
      Impact on fair value of
        10% adverse change            $ (30,626)        $ (5,087)        $  (7,037)         $ (1,434)
        20% adverse change            $ (60,589)        $ (9,973)        $ (13,612)         $ (2,868)



These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Forward-Looking Statements."

The following table summarizes the cash flows from (paid to) the Trusts:

                                                    Six Months
                                                      Ended         Year Ended
                                                    December 31       June 30,
                                                       2001             2001
                                                  ------------------------------
Proceeds from new securitizations                    $ 330,000    $ 1,733,020
Purchase of modified receivables from Trusts         $  (5,485)   $    (5,102)
Servicing fees received from Trusts                  $  14,373    $    29,463
Excess cash flows received from Trusts               $  16,866    $    62,756
Net interest advances to Trusts                      $     962    $       402
Interest from trust (1)                              $     286    $     1,701


(1) Represents interest received on certain cash accounts contained in the Trusts as provided by the applicable servicing agreement.

Key economic assumptions used in measuring the fair value of Retained Interest at the date of securitization resulting from securitizations completed during the six months ended December 31, 2001 and fiscal year ended June 30, 2001 (weighted based on principal amounts securitized) were as follows:

                                                         Six Months Ended         Year Ended
                                                            December 31,           June 30,
                                                                2001                 2001
                                                         --------------------   ----------------
Average discount rate used to determine expected
   cash flows released from spread account                     13.50%               14.35%
Average estimated credit losses                                 4.75%                4.71%
Prepayment assumptions                                     26.75% - 36.00%      26.75% - 36.00%
Weighted average life (in months)                               70.7                 71.5

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for the six months ended December 31, 2001 and fiscal year ended June 30, 2001 is calculated based on all securitizations occurring during the corresponding periods.

                     Losses as of December 31, 2001
                  for Securitizations effected during
                --------------------------------------
                  Six Months Ended  Fiscal Year Ended
                   December 31,          June 30,
                      2001                 2001
                  ----------------  ------------------
Actual to date           0.07%                  1.57%
Projected                4.68%                  4.10%
                  ----------------  ------------------
Total                    4.75%                  5.67%



Historical loss and delinquency amounts for the servicing portfolio at and for the six months ended December 31, 2001 and at and for the year ended June 30, 2001 (dollars in thousands):

                                                      Delinquent                                Credit
                                       Total          Principal                                 Losses
                                     Principal           Over             Average              (net of
                                      Balance          30 Days            Balance              recoveries)
                                   ---------------  ---------------  ------------------   -------------------

Servicing Portfolio                       At December 31, 2001         Six Months Ended December 31, 2001
                                   --------------------------------  ----------------------------------------

Receivables held for sale, net        $   173,810        $   5,228         $   133,581             $   2,704
Securitized portfolio (1)               2,788,265          140,741           2,956,036                59,412
                                   ---------------  ---------------  ------------------   -------------------
   Total servicing portfolio          $ 2,962,075        $ 145,969         $ 3,089,617             $  62,116
                                   ===============  ===============  ==================   ===================

                                                      Delinquent                                Credit
                                       Total          Principal                                 Losses
                                     Principal           Over             Average              (net of
                                      Balance          30 Days            Balance              recoveries)
                                   ---------------  ---------------  ------------------   -------------------

Servicing Portfolio                         At June 30, 2001             Fiscal Year Ended June 30, 2001
                                   --------------------------------  ----------------------------------------

Receivables held for sale, net        $    43,873        $   3,099         $   267,721              $  4,058
Securitized portfolio (2)               3,166,882          111,627           2,980,803                78,027
                                   ---------------  ---------------  ------------------   -------------------
   Total servicing portfolio          $ 3,210,755        $ 114,726         $ 3,248,524              $ 82,085
                                   ===============  ===============  ==================   ===================

(1)  Includes $259,000 of other receivables serviced which are not securitized.
(2)  Includes $340,000 of other receivables serviced which are not securitized.

Gain (loss) on sales of receivables, net is comprised of the following items (in thousands):

                                               Six Months Ended              Fiscal Year Ended
                                                  December 31,                    June 30,
                                            -----------------------  ----------------------------------
                                               2001        2000        2001         2000        1999
                                            -----------------------  ------------- ----------- --------
                                                        (Unaudited)
Gain on sales of receivables                 $  10,023    $ 17,728    $ 43,543    $ 22,245    $ 31,943
Other than temporary impairments               (44,000)     (2,081)    (28,576)     (4,315)    (11,917)
Other                                               47          25        (347)     (1,047)       (893)
                                            -----------  ----------  ----------  ----------  ----------
  Gain (loss) on sales of receivables, net   $ (33,930)   $ 15,672    $ 14,620    $ 16,883    $ 19,133
                                            ===========  ==========  ==========  ==========  ==========


The Company recorded pre-tax charges of $44.0 million, $28.6 million, $5.3 million and $11.9 million for the other than temporary impairment of the Retained interest in securitized assets during the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999, respectively. The Gain
(loss) on sale of receivables, net for the quarter ended September 30, 2001 included a charge for other than temporary impairment of $44.0 million. Approximately 60% of the charge for other than temporary impairment related to cash flow modeling enhancements for components of retained interest other than expected credit losses. The remaining portion of the other than temporary impairment related to increased loss rate estimates and the effects of the economic environment. The majority of the charges for fiscal 2001, 2000 and 1999 for other than temporary impairment related to increases in loss assumptions. See Note 1 for an additional discussion regarding the determining the fair value of Retained Interest.

6.   OTHER ASSETS

Other assets are as follows (in thousands) at:

                                               December 31,             June 30,
                                              --------------------------------------------
                                                   2001            2001           2000
                                              ---------------   -----------    -----------

Repossessed assets                                   $ 9,566       $ 8,036        $ 7,808
Accrued servicing fees                                 3,086         8,014          7,717
Current and deferred income tax receivable             9,201             -              -
Other                                                 11,808         7,647          8,458
                                              ---------------   -----------    -----------
                                                    $ 33,661      $ 23,697        $23,983
                                              ===============   ===========    ===========


7.   NOTES PAYABLE

The Company relies upon external sources to provide financing for its receivable acquisitions, dealer premiums and other ongoing cash requirements. For receivable acquisitions, the Company normally utilizes various revolving warehouse facilities ("credit facilities"). For dealer premiums and other ongoing cash requirements, the Company may utilize other external sources of funds including term debt and stock issuances. The Company has credit facilities with independent financial institutions for a total of $750 million to fund receivable acquisitions. A $350 million credit facility is insured by a surety bond provider while the two remaining $200 million facilities are not. Borrowings under the current credit facilities are collateralized by certain receivables held for sale. Outstanding borrowings of the credit facilities were $100.3 million, $5.2 million and $152.2 million at December 31, 2001 and June 30, 2001 and 2000, respectively. At December 31, 2001 and June 30, 2001 and 2000, an additional $66.2 million, $32.5 million and $47.1 million, respectively, was available to borrow based on the outstanding principal balance of eligible receivables.

        Credit Facility       Outstanding at       Expiration
          Capacity          December 31, 2001         Date
     --------------------  ------------------- -------------------
                   (in millions)
            $ 350                 $100.3          August 2002
            $ 200                  None             May 2002
            $ 200                  None           August 2002

The weighted average cost of funds, net of income earned, of the credit facilities for the six months ended December 31, 2001 and the fiscal years ended June 30, 2001 and 2000, was 5.05%, 6.79% and 5.77%, respectively. The cost of funds includes a variable interest rate on the outstanding commercial paper, fees on the used and unused portions of the credit facilities, and the amortization of prepaid warehouse fees. The largest portion of the cost of funds related to the credit facilities is the variable rate interest on the commercial paper issued by the financing conduit. Upfront warehouse fees are non-recurring costs related to the initial set-up of the Facility.

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

In March 1997, the Company issued, in a private placement, $50.0 million Series A 7.75% Senior Notes due December 2002 and $15.0 million Series B 7.97% Senior Notes due December 2002. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, with a principal reduction of $21.7 million which was paid on March 15, 2002.

All of the above mentioned notes are redeemable, in whole or in part, at the option of the Company, in a principal amount not less than $1.0 million, together with accrued and unpaid interest to the date of redemption and a yield-maintenance premium as defined in the respective note agreements.

The following chart shows interest expense related to term debt (in thousands).


             Six Months Ended               Fiscal Year Ended
               December 31,                       June 30,
        -------------------------   -----------------------------------

            2001          2000          2001        2000        1999
        ------------  -----------   ----------- -----------  ----------
                      (unaudited)
         $ 6,279       $ 7,164       $14,161     $16,147      $17,817


Scheduled contractual maturities of term debt at December 31, 2001 follows:

                2002               $  87,000
                2003                  46,000
                                  ------------
                Total              $ 133,000
                                  ============




9.   INCOME TAXES

Amounts currently payable/(refundable) at December 31, 2001 was $0 and $.2 million and ($.5) million, at June 30, 2001 and 2000, respectively.

The composition of income tax expense (benefit) is as follows (in thousands):

                                      Six Months Ended                  Fiscal Year Ended
                                         December 31,                        June 30,
                                            2001                2001          2000          1999
                                      ----------------     --------------  -----------   -----------

Current tax expense (benefit)               $  (3,582)           $ 6,598     $ 12,421       $  (922)
Deferred tax expense (benefit)                 (9,651)            (4,033)      (1,746)        9,901
                                      ----------------     --------------  -----------   -----------
                                            $ (13,233)           $ 2,565     $ 10,675       $ 8,979
                                      ================     ==============  ===========   ===========


The effective income tax rate differs from the statutory federal corporate tax rate as follows:

                                      Six Months Ended                 Fiscal Year Ended
                                        December 31,                         June 30,
                                           2001                2001            2000          1999
                                      ----------------     --------------  -----------   -----------

Statutory rate                                  35.0%              35.0%        35.0%         35.0%
     State income taxes                          1.5%               1.5%         3.2%          3.2%
     Other                                      -0.1%               1.4%         0.4%          0.3%
                                      ----------------     --------------  -----------   -----------
Effective rate                                  36.4%              37.9%        38.6%         38.5%
                                      ================     ==============  ===========   ===========



The composition of deferred income taxes is as follows (in thousands):

                                                            December 31,            June 30,
                                                               2001           2001          2000
                                                           --------------  -----------   -----------
Deferred tax assets:
     Net operating loss carryforward                             $ 3,912          $ -           $ -
     Allowance for credit losses on
       receivables held for sale                                     750          809         1,156
     Basis difference in retained interest in
       securitized assets                                          4,278            -             -
     Depreciation and amortization                                   501          114            (2)
                                                           --------------  -----------   -----------
                                                                   9,441          923         1,154
                                                           --------------  -----------   -----------

Deferred tax liabilities:
     Basis difference in retained interest in
       securitized assets                                              -       (5,046)       (9,309)
     Unrealized gain on retained interest
       in securitized assets                                        (240)      (1,533)       (2,102)
                                                           --------------  -----------   -----------
                                                                    (240)      (6,579)      (11,411)

                                                           --------------  -----------   -----------
Net deferred tax asset (liability)                               $ 9,201     $ (5,656)     $(10,257)
                                                           ==============  ===========   ===========


As of December 31, 2001, the Company has a net operating loss carryforward of approximately $11.0 million, which expires December 31, 2021. The Company believes the deferred tax assets will more likely than not be realized due to the reversal of deferred tax liabilities and expected future taxable income. Accordingly, no deferred tax asset valuation allowance has been established.


10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of December 31, 2001 and June 30, 2001 and 2000 are set forth below:

                                                 December 31,                           June 30,
                                             ----------------------  ---------------------------------------------
                                                      2001                    2001                    2000
                                             ----------------------  ---------------------- ----------------------
                                               Carrying      Fair      Carrying     Fair      Carrying     Fair
                                                 Value       Value       Value      Value       Value      Value
                                             ----------- ----------  ---------- ----------- ----------- ----------
(Dollars in thousands)
Financial Assets:
   Cash and cash equivalents                   $ 14,244   $ 14,244    $ 70,939    $ 70,939    $ 14,792   $ 14,792
   Restricted cash                                4,650      4,650       4,331       4,331      13,010     13,010
   Receivables held for sale, net               176,511    181,401      42,770      45,927     206,701    209,404
   Retained interest in securitized assets      198,251    198,251     245,876     245,876     208,431    208,431
   Accrued interest receivable                    1,323      1,323         375         375       1,727      1,727
   Interest rate derivatives                      3,953      3,953          71          71      n/a      n/a

Financial Liabilities:
   Notes Payable                                100,300    100,300       5,215       5,215     152,235    152,235
   Term debt                                    133,000    132,468     155,000     151,975     177,000    167,046
   Accrued interest payable                       2,393      2,393       4,544       4,544       5,408      5,408

Off-Balance Sheet Derivatives:
   Interest rate derivatives                     n/a        n/a         n/a      n/a           n/a         (1,320)


The carrying  value  approximates  fair value due to the nature of the following
accounts:   Cash  and  cash  equivalents,   Restricted  cash,  Accrued  interest
receivable, Notes payable and Accrued interest payable.

The fair value of Receivables held for sale, net, is computed by assuming such receivables had been securities as of the period end and estimating the discounted future net cash flows using historical prepayment, loss and discount rates.

The fair value of Retained interest in securitized assets is determined by discounting the expected cash flows released from the spread account using a discount rate which the Company believes is commensurate with the risks involved. An allowance for estimated credit losses is established using information from scoring models and available historical loss data for comparable receivables and the specific characteristics of the receivables acquired by the Company. Discount rates utilized are based upon current market conditions, and prepayment assumptions are based on historical performance experience of comparable receivables and the impact of trends in the economy. See "Note 1 - Summary of Significant Accounting Policies" for a detailed discussion of each of the components of the fair value of Retained interest.

The fair value of the interest rate derivative is the estimated amount the Company would receive or have to pay to enter into equivalent agreements at December 31, 2001 and June 30, 2001 and 2000, with the counterparty to the derivative agreements. See "Note 1 - Summary of Significant Accounting Policies" regarding the Company's accounting for derivative financial instruments.

The fair value of term debt is determined by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities.


11.   COMMITMENTS AND CONTINGENCIES

Future minimum payments under noncancelable operating leases on premises, equipment and used vehicles with terms of one year or more as of December 31, 2001 are as follows (in thousands):


                2002                   $ 1,252
                2003                       625
                2004                       108
                                       -------
                Total                  $ 1,985
                                       =======


These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to approximately $0.5 million, $1.1 million, $1.1 million, and $1.2 million for the six months ended December 31, 2001 and the fiscal years ended June 30, 2001, 2000 and 1999, respectively. A majority of the rental expense relates to the lease of the Company's principal offices from an affiliate.

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

The Company has also, on occasion, been sued by a receivable obligor for the Company's own alleged wrongful conduct or its alleged participation in the wrongful conduct of a dealer. The majority of these cases have involved allegations of wrongful conduct in connection with a repossession, participation in some fraud or other wrongful conduct of a dealer or a technical violation of an applicable federal statute or regulation or an applicable state statute or regulation. In addition, the Company has, in a few isolated instances, been sued for allegedly violating state laws restricting collection practices.

Most of these suits are individual actions and would not result in any material liability even if the obligor was successful. However, obligors occasionally purport to bring an action on behalf of a class of obligors. The Company currently has no claims pending which it deems material.

12.   STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for the plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                          Six Months Ended                      Fiscal Year Ended
                            December 31,                             June 30,
                                2001                    2001           2000            1999
                         -------------------        -------------  -------------   -------------

Net earnings (loss):
     As reported                  $ (23,152)             $ 4,195        $17,005         $14,324
     Pro forma                      (23,432)               2,877         16,424          13,546


Net earnings (loss) per common share (basic and diluted):
     As reported                    $ (0.75)              $ 0.30         $ 1.28          $ 1.08
     Pro forma                        (0.76)                0.20           1.24            1.02


The Union Acceptance Corporation 1994 Incentive Stock Plan ("1994 Plan") and the Union Acceptance Corporation 1999 Incentive Stock Plan ("1999 Plan") are the Company's long-term incentive plans for executive officers, directors and other key employees. The Plans authorize the Company's Compensation Committee to award executive officers, directors and other key employees incentive and non-qualified stock options and restricted shares of Common Stock. A total of 500,000 shares of Common Stock have been reserved for issuance under the 1994 Plan. A total of 300,000 shares of Common Stock were reserved for issuance under the 1999 Plan when adopted. An amendment increasing the shares authorized for issuance under the 1999 Plan from 300,000 shares to 600,000 shares was approved by the shareholders at the 2000 Annual Meeting of Shareholders, and a similar amendment increasing the shares authorized for issuance by an additional 300,000 shares for a total of 900,000 shares was approved at the November 2001 Annual Meeting of Shareholders.

In March 2001, the Company's Compensation Committee approved an amendment to the 1994 Plan to provide for a modification of certain stock option awards such that those awards shall not terminate following cessation of employment status and shall become immediately exercisable. A total of 124,583 options have been amended pursuant to this amendment.

Options or other grants to be received by executive officers or other employees in the future are within the discretion of the Company's Compensation Committee, although options under the 1999 Plan may be granted by the full board of directors. Stock options granted under the Plans are exercisable at such times (up to five or ten years from the date of grant, depending on the terms of the option grant) and at such exercise prices (not less than 85% of the fair market value of the Common Stock at date of grant) as the Committee determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. The vesting schedules vary with some option grants vesting immediately and other grants vesting over a period of five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model using the following weighted average assumptions:

                         Six Months Ended              Fiscal Year Ended
                           December 31,                     June 30,
                               2001             2001         2000        1999
                        --------------------  ----------  -----------  ---------
Dividend yield                   -                    -            -           -
Expected volatility           56.92%             55.65%       56.14%      55.04%
Risk-free interest rate        4.63%              5.43%        5.88%       4.85%
Expected lives               5 years            5 years     10 years    10 years



In November 1998, the Company's Compensation Committee approved a repricing of the outstanding option grants of all non-executive officers. There were no changes to the number of options granted or the vesting schedule. A total of 116,425 option grants with a weighted average exercise price of $14.28 were repriced. On March 2, 2001, the Company's Compensation Committee authorized the Company to repurchase the remaining outstanding options granted at $16.00 per share to executive officers. A total of 217,250 options were repurchased for $1.00 per option and were recorded as Salaries and Benefits in the Consolidated Statements of Earnings for the fiscal year ended June 30, 2001.

A summary of the status of the Company's stock option plans as of December 31, 2001, June 30, 2001, June 30, 2000, and June 30, 1999 and changes during the periods then ended is presented below:

                               Six Months Ended                                 Fiscal Year Ended
                                  December 31,                                         June 30,
                                      2001                     2001                     2000                     1999
                             ------------------------ ------------------------ -----------------------  -----------------------
                                            Weighted                 Weighted                Weighted                 Weighted
                                             Average                  Average                 Average                 Average
                                            Exercise                 Exercise                Exercise                 Exercise
                                Shares        Price      Shares        Price      Shares       Price       Shares      Price
                             ------------  ---------- ------------  ---------- ------------ ----------  ----------- -----------
Options outstanding
  at beginning of period       1,002,059      $ 5.65      456,293     $ 10.96      414,665    $ 11.28      368,675     $ 14.86
Options granted                   70,000        5.67      779,001        5.43       59,500       7.00       48,700        5.31
Options reacquired                     -           -     (217,250)      16.00            -          -     (116,425)      14.28
Options granted (repriced)             -           -            -           -            -          -      116,425        5.31
Options exercised                (20,465)       5.40            -           -      (17,472)      5.31         (350)       5.31
Options canceled                (146,568)       6.05      (15,985)       5.66         (400)      5.31       (2,360)       5.31
                             ------------  ---------- ------------  ---------- ------------ ----------  ----------- -----------

Options outstanding
  at end of year                 905,026      $ 5.60    1,002,059      $ 5.65      456,293    $ 10.96      414,665     $ 11.28
                             ============  ========== ============  ========== ============ ==========  =========== ===========

Weighted average fair
  value of options granted
  during the period               $ 3.04                   $ 2.92                   $ 5.10                  $ 3.47


The following table summarizes information about stock options outstanding at December 31, 2001:

                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
--------------------------------------------------  ------------------------------------------------
                     Weighted         Weighted
    Average          Average         Remaining         Average                           Average
   Exercise           Number        Contractual        Exercise          Number        Exercisable
     Price         Outstanding     Life (in years)      Price         Exercisable         Price
----------------  ---------------  ---------------  ---------------  ---------------  --------------
     $ 5.31          126,553           5.20             $ 5.31          116,313          $ 5.31
       5.38          300,000           4.10               5.38          150,000            5.38
       5.47          346,223           3.60               5.47          299,026            5.47
       5.58           64,000           4.70               5.58           32,079            5.58
       6.58            6,000           4.50               6.58                -               -
       7.00           42,250           7.60               7.00           23,950            7.00
       9.69           20,000           5.60               9.69           18,000            9.69
                 ---------------  ---------------                ---------------  --------------


                        905,026        4.30                             639,368          $ 5.60
                 ---------------  ---------------                ---------------  --------------


In addition to the options outstanding at December 31, 2001, there were 220,840 shares in the 1994 Plan and 147,528 shares in the 1999 Plan of Common Stock available for future grants or awards.

The 1994 Plan and 1999 Plan also provide that each director of the Company who is not an executive officer is automatically granted shares of Common Stock with a fair market value of $15,000 following each annual meeting of shareholders. For the six-month transition period ended December 31, 2001, each non-employee director elected to reduce their award by one-half of the annual stock award and was, therefore, awarded shares with a fair market value of $7,500 at the November 2001 Annual Meeting of Shareholders. Shares granted under the 1994 Plan have a six-month period of restriction during which they may not be transferred; shares granted under the 1999 Plan are not subject to the restriction.

Information regarding shares granted to the directors is presented in the following table:

                                   Six Months Ended                Fiscal Year Ended
                                      December 31,                      June 30,
                                          2001              2001          2000          1999
                                  ---------------------  ------------  ------------  ------------
1994 Plan shares granted                   11,485                -             725        17,778
1999 Plan shares granted                    -                 17,024         9,825           -

Compensation cost                        $ 59,260           $101,080      $ 75,000      $ 90,000


In February 2000, the Company's directors approved the Union Acceptance Corporation Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides a means for employees to purchase shares of Common Stock at market prices current at the time of purchase through regular payroll deductions. As an additional benefit, the Company contributes an amount equal to 10% (subject to change at the discretion of the Company's directors) of the employee's payroll deductions.

13.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                      Selected Quarterly Financial Information

                                       For Quarters in the Six Months Ended
                                                  December 31, 2001
                                       September 30  December 31     Total
                                      ---------------------------------------
                                              (Dollars in thousands,
                                              except per share amounts)
Interest on receivables held for sale      $ 5,457      $ 3,077      $ 8,534
Retained interest and other                  5,948        6,070       12,018
                                      ------------- ------------ ------------
Total interest income                       11,405        9,147       20,552
Interest expense                             4,685        4,105        8,790
                                      ------------- ------------ ------------
Net interest margin                          6,720        5,042       11,762
Provision for estimated credit losses          650        1,816        2,466
                                      ------------- ------------ ------------
Net interest margin after provision
for estimated credit losses                  6,070        3,226        9,296
                                      ------------- ------------ ------------

Gain (loss) on sales of receivables, net   (36,038)       2,108      (33,930)
Gain (loss) on interest rate derivatives
on securitized receivables                  (2,584)           -       (2,584)
Gain (loss) on interest rate derivatives
on held for sale receivables                     -          793          793
Servicing fee income                         7,610        7,533       15,143
Late charges and other fees                  1,722        2,068        3,790
                                      ------------- ------------ ------------
Other revenues                             (29,290)      12,502      (16,788)
                                      ------------- ------------ ------------

Salaries and benefits                        8,305        8,832       17,137
Other expenses                               5,913        5,843       11,756
                                      ------------- ------------ ------------
Total operating expenses                    14,218       14,675       28,893
                                      ------------- ------------ ------------

Earnings (loss) before provision
for income taxes                           (37,438)       1,053      (36,385)
Provision (benefit) for income taxes       (13,641)         408      (13,233)
                                      ------------- ------------ ------------
Net earnings (loss)                      $ (23,797)       $ 645    $ (23,152)
                                      ============= ============ ============


Net earnings (loss) per common
share (basic and diluted)                  $ (0.77)      $ 0.02      $ (0.75)
                                      ============= ============ ============

Basic weighted average common
shares outstanding                      30,910,074   30,921,238   30,915,656

Diluted weighted average common
shares outstanding                      30,910,074   30,921,238   30,915,656

                                                 For Quarters in the Fiscal Year Ended June 30, 2001
                                          September 30  December 31     March 31       June 30        Total
                                         ------------- ------------- -------------- -------------- -----------
                                            (Dollars in thousands, except per share amounts)
Interest on receivables held for sale        $ 14,371      $ 10,853       $ 10,727      $ 3,844      $ 39,795
Retained interest and other                     7,300         8,005          8,379        8,934        32,618
                                         ------------- ------------- -------------- -------------- -----------
Total interest income                          21,671        18,858         19,106       12,778        72,413
Interest expense                               11,041         8,478          8,903        5,372        33,794
                                         ------------- ------------- -------------- -------------- -----------
Net interest margin                            10,630        10,380         10,203        7,406        38,619
Provision for estimated credit losses             975         1,250            300          715         3,240
                                         ------------- ------------- -------------- -------------- -----------
Net interest margin after provision
for estimated credit losses                     9,655         9,130          9,903        6,691        35,379
                                         ------------- ------------- -------------- -------------- -----------

Gain (loss) on sales of receivables, net        7,867         7,805         12,880      (13,932)       14,620
Gain (loss) on interest rate derivatives
on securitized receivables                     (5,350)       (3,536)       (10,475)      (2,353)      (21,714)
Gain (loss) on interest rate derivatives
on held for sale receivables                   (2,440)       (2,269)         3,122        1,647            60
Servicing fee income                            6,719         7,626          7,805        8,049        30,199
Late charges and other fees                     1,755         1,711          1,924        1,557         6,947
                                         ------------- ------------- -------------- -------------- -----------
Other revenues                                  8,551        11,337         15,256       (5,032)       30,112
                                         ------------- ------------- -------------- -------------- -----------

Salaries and benefits                           7,918         8,490          8,814        8,646        33,868
Other expenses                                  5,512         5,928          6,017        5,849        23,306
                                         ------------- ------------- -------------- -------------- -----------
Total operating expenses                       13,430        14,418         14,831       14,495        57,174
                                         ------------- ------------- -------------- -------------- -----------

Earnings (loss) before provision
for income taxes                                4,776         6,049         10,328      (12,836)        8,317
Provision (benefit) for income taxes            1,767         2,234          3,794       (4,662)        3,133
                                         ------------- ------------- -------------- -------------- -----------
Net earnings (loss) before cumulative
effect  of change in accounting principle     $ 3,009       $ 3,815        $ 6,534     $ (8,174)      $ 5,184
Cumulative effect of  change in accounting
 principle less applicable taxes of
 $568 (Note 1)                                      -             -              -          989           989
                                         ------------- ------------- -------------- -------------- -----------
Net earnings (loss)                           $ 3,009       $ 3,815        $ 6,534     $ (9,163)      $ 4,195
                                         ============= ============= ============== ============== ===========

Net earnings (loss)  per common share before
cumulative effect of change in accounting
principle (basic and diluted)                  $ 0.23        $ 0.29         $ 0.49      $ (0.49)       $ 0.37
Cumulative effect of change in
accounting principle (Note 1)                       -             -              -        (0.06)        (0.07)
                                         ------------- ------------- -------------- -------------- -----------

Net earnings (loss) per common
share (basic and diluted)                      $ 0.23        $ 0.29         $ 0.49      $ (0.55)       $ 0.30
                                         ============= ============= ============== ============== ===========

Basic weighted average common
shares outstanding                         13,277,632    13,286,514     13,294,656   16,582,568    14,108,039

Diluted weighted average common
shares outstanding                         13,315,888    13,296,593     13,298,482   16,582,568    14,127,848


                                            For Quarters in the Fiscal Year Ended June 30, 2000
                                          September 30  December 31        March 31        June 30         Total
                                          ------------  -----------        --------        -------         -----
                                                           (Dollars in thousands, except per share amounts)
Interest on receivables held for sale         $ 8,145        $ 6,684         $ 8,221       $ 14,411       $ 37,461
Retained interest and other                     5,728          6,442           6,704          6,089         24,963
                                              -------        -------         -------       --------       --------
Total interest income                          13,873         13,126          14,925         20,500         62,424
Interest expense                                6,564          6,179           6,805         10,115         29,663
                                              -------        -------         -------       --------       --------
Net interest margin                             7,309          6,947           8,120         10,385         32,761
Provision for estimated credit losses             750            665             840            745          3,000
                                              -------        -------         -------       --------       --------
Net interest margin after provision
for estimated credit losses                     6,559          6,282           7,280          9,640         29,761
                                              -------        -------         -------       --------       --------

Gain on sales of receivables, net               6,530          1,261           2,754          6,338         16,883
Servicing fee income                            6,068          6,188           6,217          6,139         24,612
Late charges and other fees                     1,505          1,508           1,667          1,657          6,337
                                              -------        -------         -------       --------       --------
Other revenues                                 14,103          8,957          10,638         14,134         47,832
                                              -------        -------         -------       --------       --------

Salaries and benefits                           6,927          6,737           7,354          7,897         28,915
Other expenses                                  4,914          4,993           5,215          5,876         20,998
                                              -------        -------         -------       --------       --------
Total operating expenses                       11,841         11,730          12,569         13,773         49,913
                                              -------        -------         -------       --------       --------
Earnings before provision
  for income taxes                              8,821          3,509           5,349         10,001         27,680
Provision for income taxes                      3,402          1,361           2,065          3,847         10,675
                                              -------        -------         -------       --------       --------
Net earnings                                  $ 5,419        $ 2,148         $ 3,284        $ 6,154       $ 17,005
                                              =======        =======         =======       ========       ========

Net earnings per common
share (basic and diluted)                      $ 0.41         $ 0.16          $ 0.25         $ 0.46         $ 1.28
                                              =======        =======         =======       ========       ========

Basic weighted average common
shares outstanding                         13,250,660     13,264,379      13,277,632     13,277,632     13,267,493
Diluted weighted average common
shares outstanding                         13,295,546     13,308,923      13,294,314     13,277,632     13,293,270




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       N/A.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the information contained under the caption "Election of Directors" in the Company's 2002 Proxy Statement for its 2002 Annual Shareholder Meeting (the "2002 Proxy Statement").

Item 11.       Executive Compensation

Only the information required by this item to be included with this report is incorporated by reference to the information contained under the caption "Management Remuneration and Related Transactions" in the 2002 Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the 2002 Proxy Statement.

Item 13.       Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Related Persons" in the 2002 Proxy Statement.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)            The following documents are filed as part of this report:

               Financial Statements -- Included Under Item 8:

               Report of Deloitte & Touche LLP, Independent Auditors

               Consolidated Balance Sheets as of December 31, 2001, June 30, 2001 and 2000

               Consolidated Statements of Earnings for the Six Month Periods Ended December 31, 2001 and 2000 and Years Ended June 30, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for the Six Month Periods Ended December 31, 2001 and 2000 and Years Ended June 30, 2001, 2000 and 1999

               Consolidated Statement of Shareholders' Equity for the Six Month Period Ended December 31, 2001 and Years Ended June 30, 2001, 2000 and 1999


(b)            Reports on Form 8-K

               The following report on Form 8-K was filed during the quarter ended December 31, 2001

               Date of Report                     Items filed
               --------------                     -----------

               December 6, 2001                   Item 5 - Other Events
                                                  Item 7 - Exhibits

(c) The exhibits filed herewith or incorporated by reference herein are set forth following the signature page which appears on page 87.

               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNION ACCEPTANCE CORPORATION

March 29, 2002                      By:    /S/   Michael G. Stout
                                           ----------------------------------
                                           Michael G. Stout
                                           Chairman and Chief Executive Officer

                                           /S/   Lee N. Ervin
                                           ------------------------------------
                                           Lee N. Ervin
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----
(1)      Principal Executive Officers:                          )
                                                                )
         /s/  Michael G. Stout              Chairman and Chief  )
         ----------------------------       Executive Officer   )
         Michael G. Stout                                       )
                                                                )
         /s/  Lee N. Ervin                  President and Chief )
         ----------------------------       Operating Officer   )
         Lee N. Ervin                                           )
                                                                )
(2)      Principal Financial/Accounting                         )
           Officer:                                             )
                                                                )
         /s/ Rick A. Brown                  Treasurer, Chief    )
         ----------------------------       Financial Officer   )
         Rick A. Brown                      and Executive Vice  )
                                            President           )
                                                                )
(3)      A Majority of the Board                                )
           of Directors:                                        )
                                                                )
         /s/ John M. Davis                  Director            ) March 29, 2002
         ----------------------------                           )
         John M. Davis                                          )
                                                                )
         /s/ John M. Eggemeyer, III         Director            )
         ----------------------------                           )
         John M. Eggemeyer, III                                 )
                                                                )
         /s/ Lee N. Ervin                   Director            )
         ----------------------------                           )
         Lee N. Ervin                                           )
                                                                )
         /s/ Thomas C. Heagy                Director            )
         ----------------------------                           )
         Thomas C. Heagy                                        )
                                                                )
         /s/ William E. McKnight            Director            )
         ----------------------------                           )
         William E. McKnight                                    )
                                                                )
         /s/ Donald A. Sherman              Director            )
         ----------------------------                           )
         Donald A. Sherman                                      )
                                                                )
         /s/ Michael G. Stout               Director            )
         ----------------------------                           )
         Michael G. Stout                                       )
                                                                )
         /s/ Richard D. Waterfield          Director            )
         ----------------------------                           )
         Richard D. Waterfield                                  )
                                                                )
         /s/ Thomas M. West                 Director            )
         ----------------------------                           )
         Thomas M. West                                         )

                                  EXHIBIT INDEX

                                                                 Page (Ex. No.
Exhibit No.                     Description                  Cross Reference (1)
--------------------------------------------------------------------------------

3.1       Registrant's Articles of Incorporation,                     *
          as amended and restated, November 16, 2001.

3.2       Registrant's Code of By-Laws, as amended,                   *
          December 17, 2001.

3.3       Form of Share Certificate for Common Stock.             S-1, 3.3

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

4.7(g)    Amendment No. 4 to Amended and Restated Security        10K 2001
          Agreement, dated as of May 8, 2001.                         4.7(g)

4.7(h)    Amendment No. 5 to Amended and Restated Security        10K 2001
          Agreement, dated as of June 7, 2001.                        4.7(h)

4.7(i)    Amendment No. 6 to Amended and Restated Security        10K 2001
          Agreement, dated as of July 6, 2001.                        4.7(i)

4.7(j)    Amendment No. 7 to Amended and Restated Security        10K 2001
          Agreement, dated as of August 30, 2001.                     4.7(j)

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

4.9(c)    Amendment No. 3 to Security Agreement,                 S-2, 4.9(c)
          dated as of February 27, 2001.

4.9(d)    Amendment No. 4 to Security Agreement,                 S-2, 4.9(d)
          dated as of March 8, 2001.

4.9(e)    Amendment  Number  5 to  Security  Agreement,          10Q 9/01
          dated as of September  30, 2001.                            4.1

4.9(f)    Amendment  Number  6 to  Security  Agreement,               *
          dated as of December 24, 2001.

4.9(g)    Amendment  Number  7 to  Security  Agreement,               *
          dated as of February 26, 2002.

4.9(h)    Amendment  Number  8 to  Security  Agreement,               *
          dated  as  of  March 7, 2002.

4.10      Loan and Security Agreement among UAFC-2               10K 2000
          Corporation, Union Acceptance Corporation,                  4.11
          Variable Funding Capital Corporation, First
          Union Securities, Inc., Asset Guaranty Insurance
          Company and First Union National Bank,
          dated as of August 1, 2000.

4.11      Security Agreement among Union Acceptance Funding      10K 2001
          Corporation, Variable Funding Capital Corporation,          4.11(a)
          UAFC-2 Corporation, Union Acceptance Corporation,
          First Union Securities, Inc., First Union
          National Bank and Bank Investors, dated as of August 31, 2001.

4.11(a)   Amendment  Number  1 to  Security  Agreement,          10Q 9/01
          dated as of September  30, 2001.                            4.2

4.11(b)   Amendment  Number  2 to  Security  Agreement,               *
          dated as of December 31, 2001.

4.12      Note Purchase Agreement among UAFC-2 Corporation,      10K 2001
          Variable Funding Capital Corporation,                       4.11(b)
          First Union Securities, Inc., Bank Investors and
          First Union National Bank, dated as of
          August 31, 2001.

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
          effective as of February 23, 2001.

10.20     Union Acceptance Corporation Employee                   S-8, 4.3
          Stock Purchase Plan.

10.21     Consulting Agreement between Union Acceptance           10Q 3/01
          Corporation and Jerry D. Von Deylen, dated                10.4
          as of March 2, 2001.

10.22     Employment Letter between Union Acceptance              10Q 3/01
          Corporation and Michael G. Stout,                         10.5
          dated as of March 2, 2001.

10.23     Employment  Agreement,  dated as of September           10Q 9/01
          1, 2001, by and between Registrant and Lee N.              10.1
          Ervin.

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

          10K 2001 -- Refers to our Form 10K for the year ended June 30, 2001.

          10Q (month/year) -- Refers to our Form 10-Q for the quarter ended at the end of such month in such calendar year

          S-8 -- Refers to our Registration Statement on Form S-8 (Reg. No. 333-48818)