Form 10-Q
period 2002-03-31
UNION ACCEPTANCE CORP
filed 2002-05-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                             Outstanding at May 13, 2002

     Common Stock, without par value                   30,958,380

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         March 31, 2002 and December 31, 2001                                  3

         Consolidated Condensed Statements of Earnings (Loss)
         for the Quarter Ended March 31, 2002 and 2001                         4

         Consolidated Condensed Statements of Cash Flows for the
         Quarter Ended March 31, 2002 and 2001                                 5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Quarter Ended March 31, 2002                                          6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           26

Part II. OTHER INFORMATION                                                    27

         Signatures                                                           28

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)
                                                                      March 31,           December 31,
Assets                                                                  2002                  2001
                                                                  ------------------    ------------------
Cash and cash equivalents                                          $         19,468      $         14,244
Restricted cash                                                               3,950                 4,650
Receivables held for sale, net                                               90,196               176,511
Retained interest in securitized assets                                     199,481               198,251
Accrued interest receivable                                                     612                 1,323
Property, equipment, and leasehold improvements, net                          8,183                 8,516
Other assets                                                                 33,642                33,661
                                                                  ------------------    ------------------

  Total Assets                                                     $        355,532      $        437,156
                                                                  ==================    ==================

Liabilities and Shareholders' Equity

Liabilities

Notes payable                                                      $         47,011      $        100,300
Term debt                                                                   111,333               133,000
Accrued interest payable                                                      1,860                 2,393
Amounts due to trusts                                                        19,481                18,610
Other payables and accrued expenses                                           6,454                 8,153
                                                                  ------------------    ------------------

  Total Liabilities                                                         186,139               262,456
                                                                  ------------------    ------------------

Commitments and Contingencies                                                      -                     -

Shareholders' Equity

Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                 -                     -

Common Stock, without par value, authorized
   130,000,000 shares at March 31, 2002 and December 31, 2001;
   30,926,606 shares issued and outstanding at
   March 31, 2002 and December 31, 2001                                     145,374               145,374

Accumulated other comprehensive earnings, net of taxes                        2,070                   450
Retained earnings                                                            21,949                28,876
                                                                  ------------------    ------------------

   Total Shareholders' Equity                                               169,393               174,700
                                                                  ------------------    ------------------

   Total Liabilities and Shareholders' Equity                       $       355,532      $        437,156
                                                                  ==================    ==================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss)
(Dollars in thousands, except share data)
(Unaudited)

                                                                                  Quarter Ended
                                                                                    March 31,
                                                                        -----------------------------------
                                                                             2002               2001
                                                                        ----------------   ----------------


Interest on receivables held for sale                                    $        5,771     $       10,727
Retained interest and other                                                       5,856              8,379
                                                                        ----------------   ----------------

   Total interest income                                                         11,627             19,106
Interest expense                                                                  4,301              8,903
                                                                        ----------------   ----------------

   Net interest margin                                                            7,326             10,203
Provision for estimated credit losses                                               962                300
                                                                        ----------------   ----------------
   Net interest margin after provision
     for estimated credit losses                                                  6,364              9,903

Gain (loss) on sales of receivables, net                                        (11,553)            12,880
Gain (loss) on interest rate derivatives on securitized receivables                (976)           (10,475)
Gain (loss) on interest rate derivatives on held for sale receivables              (404)             3,122
Servicing fee income                                                              6,802              7,805
Late charges and other fees                                                       2,262              1,924
                                                                        ----------------   ----------------

  Other revenues                                                                 (3,869)            15,256
                                                                        ----------------   ----------------

Salaries and benefits                                                             7,407              8,814
Other expenses                                                                    5,972              6,017
                                                                        ----------------   ----------------

  Total operating expenses                                                       13,379             14,831
                                                                        ----------------   ----------------

Earnings (loss) before provision (benefit) for income taxes                     (10,884)            10,328
Provision (benefit) for income taxes                                             (3,957)             3,794
                                                                        ----------------   ----------------

  Net earnings (loss)                                                    $       (6,927)    $        6,534
                                                                        ================   ================

  Net earnings (loss) per common share (basic and diluted)               $        (0.22)    $         0.49
                                                                        ================   ================

Basic weighted average number of common
  shares outstanding                                                         30,926,606         13,294,656

Dilutive effect of common stock options                                               -              3,826
                                                                        ----------------   ----------------

Diluted weighted average number of common
  shares outstanding                                                         30,926,606         13,298,482
                                                                        ================   ================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                                        Quarter Ended
                                                                                          March 31,
                                                                            ----------------------------------------
                                                                                  2002                  2001
                                                                            ------------------    ------------------
Cash flows from operating activities:
   Net earnings (loss)                                                       $         (6,927)     $          6,534
     Adjustments to reconcile net earnings (loss) to net cash
       from operating activities:
         Purchases of receivables held for sale                                      (209,398)             (336,639)
         Principal collections on receivables held for sale,
           net of securitized receivables repurchased                                  (7,763)               18,713
         Dealer premiums paid, net on receivables held for sale                        (4,088)              (10,441)
         Proceeds from securitization of receivables held for sale                    300,000               430,003
         Gain on sales of receivables held for sale                                    (7,953)              (19,408)
         Impairment of retained interest in securitized assets                         18,836                 2,795
         Accretion of discount on retained interest in securitized assets              (5,773)               (8,148)
         Provision for estimated credit losses                                            962                   300
         Amortization and depreciation                                                  1,190                 1,353
         Restricted cash                                                                  700                 1,564
         Other assets and accrued interest receivable                                    (384)                  310
         Amounts due to trusts                                                            871                 2,223
         Other payables and accrued expenses                                           (3,399)                1,530
                                                                            ------------------    ------------------
                 Net cash provided by operating activities                             76,874                90,689
                                                                            ------------------    ------------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets                               7,688                24,824
   Change in spread accounts                                                           (4,258)              (11,277)
   Capital expenditures                                                                  (109)                 (318)
                                                                            ------------------    ------------------
                 Net cash provided by investing activities                              3,321                13,229
                                                                            ------------------    ------------------

Cash flows from financing activities:
   Principal payment on term debt                                                     (21,667)                    -
   Net change in notes payable                                                        (53,289)             (105,035)
   Payment of borrowing fees                                                              (15)                    -
                                                                            ------------------    ------------------
                 Net cash used in financing activities                                (74,971)             (105,035)
                                                                            ------------------    ------------------

Change in cash and cash equivalents                                                     5,224                (1,117)

Cash and cash equivalents, beginning of period                                         14,244                 6,446
                                                                            ------------------    ------------------

Cash and cash equivalents, end of period                                     $         19,468      $          5,329
                                                                            ==================    ==================

Supplemental disclosures of cash flow information:
Income taxes paid                                                            $          2,187      $            429
Interest paid                                                                $          5,324      $          8,101


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Quarter Ended March 31, 2002
(Dollars in thousands, except per share data)
(Unaudited)

                                                                        Accumulated
                                           Number of                       Other                          Total
                                         Common Stock      Common      Comprehensive      Retained    Shareholders'
                                         Outstanding        Stock         Earnings        Earnings        Equity
                                       ----------------  ------------ -----------------  ------------ ---------------
Balance at December 31, 2001               30,926,606    $  145,374       $       450      $  28,876     $   174,700

Comprehensive loss:
  Net loss                                          -             -                 -         (6,927)         (6,927)
  Net unrealized gain on retained
    interest in securitized assets                  -             -             2,551              -           2,551
  Income taxes related to unrealized
    gain in securitized assets                      -             -              (931)             -            (931)
                                                                                                        -------------
Total comprehensive loss                                                                                      (5,307)

                                        -------------   ------------     -------------    -----------   -------------
Balance at March 31, 2002                  30,926,606    $  145,374       $     2,070      $  21,949     $   169,393
                                        =============   ============     =============    ===========   =============


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended March 31, 2002 and 2001
(Unaudited)

Note 1 - Basis of Presentation

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2002. The consolidated condensed financial statements include the accounts of Union Acceptance Corporation ("UAC") and its subsidiaries (collectively, the "Company").

The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the six month transition period ended December 31, 2001. Certain amounts for the prior period have been reclassified to conform to the current period presentation.

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

During the quarter ended June 30, 2001, the Company implemented new loss curves which are based on the Company's relational risk management database which goes back to 1992 and currently incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. The Company continually assesses the adequacy of its retained interest cash flow model and if necessary, adjusts its retained interest cash flow model in the following areas:

     o    credit loss assumptions
     o    interest collections assumptions
     o    prepayment assumptions
     o    cash accounts interest rate assumptions
     o    discount rate assumptions

During the quarter ended March 31, 2002, the Company recorded an $18.8 million charge for the revaluation of Retained Interest, and this charge is reflected as an other than temporary impairment in the accompanying Consolidated Condensed Statement of Earnings (Loss). Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates on 12 pools to reflect higher losses the pools had experienced due primarily to recessionary trends. In addition, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002 by $7.7 million. Each estimate used in the Retained Interest valuation is discussed in detail below.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended March 31, 2002 and 2001
 (Unaudited)

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss experience in recent months which more fully incorporate the effects of recent economic events and trends. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic trends and other events. Except for the one Tier II pool, the Company used net credit loss assumptions ranging from 4.50% to 8.11% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at March 31, 2002. See the pool specific net credit loss assumptions in "Item 2 - Asset Quality."

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at March 31, 2002.

Cash accounts interest rate assumptions - The Company reviews the current yield on its cash and spread accounts to the yields originally expected. The current economic and interest rate environment is significantly different than it was when most of the pools were securitized. Accordingly, a forward interest rate curve as of the balance sheet date was incorporated into the cash flow models which represents future yield expectations on such accounts.

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates which the Company believes is commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). The weighted average discount rate used in the valuation of Retained Interest at March 31, 2002 was 9.71% compared to 10.87% at December 31, 2001.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended March 31, 2002 and 2001
 (Unaudited)

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                         March 31,  December 31,
                                                           2002         2001
                                                        -----------  -----------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                 $   287,781  $  285,207
Estimated dealer premium rebates refundable                   8,087       9,335
Estimated credit losses on securitized receivables         (155,773)   (152,985)
Accelerated principal (1)                                    28,823      28,823
Spread accounts                                              95,651      91,393
                                                        -----------  -----------
  Total estimated future undiscounted cash flows            264,569     261,773
Less:  Discount to present value                            (65,088)    (63,522)
                                                        -----------  -----------
  Total Retained Interest in Securitized Assets         $   199,481  $  198,251
                                                        ===========  ===========

Outstanding balance of securitized receivables serviced $ 2,748,399  $2,788,006
                                                        ===========  ===========
Estimated credit losses as a percentage of
  securitized receivables serviced                            5.67%       5.49%
Weighted average discount rate                                9.71%      10.87%
Weighted average original contract life (in months)           75.3        75.3

(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.

Note 3 - Notes Payable

Notes Payable is comprised of borrowings on warehouse credit facilities of $47.0
million  and  $100.3   million  at  March  31,  2002  and   December  31,  2001,
respectively.

Note 4 - Residual Facility

As part of the Company's overall term debt refinancing plan, the Company established, through a subsidiary, a $55.0 million residual funding facility in April 2002, to be secured upon funding by residual interests in securitizations. The facility has a 364-day revolving feature and requires a $5.0 million reserve account when funded. The Company has not yet chosen to utilize the residual facility.

Note 5 - Term Debt

On May 1, 2002, the Company completed a private placement of $11.0 million of 12.00% unsecured Senior Notes due April 30, 2007 with interest payable quarterly and principal due at maturity. The Company has the option to call the notes with 60 days notice given, with a premium due in the event of a call prior to the fourth year of the note term.


Note 6 - Segment Information

The Company has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts and installment loan agreements originated by dealerships affiliated with major domestic and foreign automobile manufacturers, nationally recognized rental car outlets and used car superstores. The single segment is based on management's approach to operating decisions, assessing performance and reporting financial information.

Union Acceptance Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
For the Quarter Ended March 31, 2002 and 2001
(Unaudited)


Note 7 - Earnings Per Share

Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period or when the shares are considered to be anti-dilutive as a result of a net loss. In January 2002, the Company issued 25,000 stock options with an option price of $5.00 per share. In March 2002, the Company issued 10,000 stock options with an option price of $5.025 per share and an additional 10,000 stock options with an option price of $5.150 per share. The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:


                                                    Quarter ended March 31,
                                              ----------------------------------
                                                   2002                 2001
                                              ---------------     --------------

     Anti-dilutive effect (1)                            555                  -
     Exercise price greater than fair value          941,621          1,006,443
                                              ---------------     --------------
                                                     942,176          1,006,443
                                              ===============     ==============



(1) The calculation for dilutive earnings per share for the quarter ended March 31, 2002 was based upon the common shares as the effect of the outstanding stock options for which the fair value is greater than the exercise price were anti-dilutive due to the net loss for the quarter ended March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Acquisition Volume and Pricing. The Company currently acquires receivables in 40 states from over 5,800 retail automobile dealers. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile ("Tier I"). The Company acquired $209.4 million of receivables for the quarter ended March 31, 2002, a 16.3% increase over the quarter ended December 31, 2001 of $180.0 million, and a 37.8% decrease from the $336.6 million acquired during the quarter ended March 31, 2001. During the quarter ended December 31, 2001, acquisition volume declined with the economic downturn and because captive finance companies of the auto manufacturers were offering 0% financing on new car sales to buyers that exhibited credit quality similar to the Company's customers. As the economy has improved and auto manufacturers have generally discontinued the longer term 0% financing, receivable acquisition volume steadily increased during the quarter ended March 31, 2002, and the Company saw a positive trend in monthly volume as total acquisitions grew from $36.1 million in December 2001 to $55.1 million, $73.9 million, and $80.4 million in the months of January 2002, February 2002, and March 2002, respectively. Acquisition volume in April 2002 was $67.7 million, which is down from March 2002 as a result of increased competition and dealers submitting applications to their funding sources utilizing internet based application processes. Management intends to continue to steadily increase receivable acquisitions within the Company's risk-based pricing parameters as well as adding the capability to accept applications submitted over the internet from its dealer base. See "Discussion of Forward-Looking Statements."

Beginning in the December 2001 quarter, the Company tightened its credit standards given the recessionary economic environment, which resulted in well priced and high quality receivables with record credit scores and a weighted average loan to value ratio which was in line with management's expectations. Although the Company did not achieve its acquisition volume targets, this tightening has resulted in two quarters of high quality receivables individually priced at or about the Company's targeted minimum after-tax return on assets ("ROA") of 1.50%. This tightening was accomplished mainly by virtually eliminating the number of contracts purchased with credit scores less than 625, by more carefully scrutinizing receivables with credit scores above 625, and by appropriately pricing the major risk parameters in the Company's chosen credit grade. Management believes that these actions will have positive long-term effects on the Company, although these steps have initially negatively impacted volume. On a national level, new car sales leveled off in the quarter ended March 31, 2002 since most manufacturers generally ended the longer term 0% financing programs. See "Discussion of Forward-Looking Statements."

Each application the Company approves is priced utilizing the Company's proprietary risk-based pricing model. The Company began development of its risk-based pricing model in June 2000 with major enhancements periodically implemented beginning in February 2001. The Company is continually enhancing its pricing model, having implemented its fifth version in the September 2001 quarter. The Company's risk-based pricing model is designed to price new receivables on the basis of mathematical indicators derived from the Company's historical database and incorporating those parameters most predictive of loss and profitability into the Company's chosen credit grades. Therefore, customers with good credit quality and other favorable characteristics are rewarded with lower rates and higher risk accounts are priced at higher rates. The use of the refined risk-based pricing model has resulted in favorable trends in factors such as credit scores, while at the same time allowing the Company to purchase receivables projected to meet its targeted minimum after-tax ROA of 1.50%. Since November 2001, the Company has been consistently acquiring receivables with average credit scores of over 700. The average credit score of newly acquired receivables was 706 and 685 for the quarters ended March 31, 2002 and 2001, respectively. As of March 31, 2002 approximately 29% of the outstanding portfolio was priced at or above the 1.50% after-tax minimum target, representing receivable acquisitions since February 2001. The risk-based pricing model is considered a key component of the Company's efforts to enhance profitability and reduce the volatility of future earnings. A number of factors, including loss estimates and the Company's future results of operations, will affect whether it can achieve that targeted performance level and the number of years it may take it to do so. See "Discussion of Forward-Looking Statements."

Critical Accounting Policies

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. See "Discussion of Forward-Looking Statements."


The Company believes the application of its accounting policies and the estimates inherently required therein, are reasonable and generally accepted for companies in the indirect automobile finance industry. The Company believes that the following represents the more critical accounting policies used in the preparation of its consolidated financial statements.

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile receivables. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in the securitization during the quarter ended March 31, 2002, was in the form of a specific cash account ("Spread Account") held by the Trust and a surety bond. The Spread Accounts are required by the applicable servicing agreement to be maintained at specified levels.

At the closing of each securitization, the Company allocates its basis in the receivables between the portion of the receivables sold through the securities and the portion of the receivables retained from the securitizations ("Retained Interest") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest. Retained Interest consists of the discounted estimated cash flows to be received by the Company. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, equals the gain on sale of receivables recorded by the Company.

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

During the quarter ended June 30, 2001, the Company implemented new loss curves which are based on the Company's relational risk management database which goes back to 1992 and currently incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. The Company continually assesses the adequacy of its retained interest cash flow model and if necessary, adjusts its retained interest cash flow model in the following areas:

     o    credit loss assumptions
     o    interest collections assumptions
     o    prepayment assumptions
     o    cash accounts interest rate assumptions
     o    discount rate assumptions

During the quarter ended March 31, 2002, the Company recorded an $18.8 million charge for the revaluation of Retained Interest, and this charge is reflected as an other than temporary impairment in the accompanying Consolidated Condensed Statement of Earnings (Loss). Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates on 12 pools to reflect higher losses the pools had experienced due primarily to recessionary trends. In addition, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002 by $7.7 million. Each estimate used in the Retained Interest valuation is discussed in detail below.

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss experience in recent months which more fully incorporate the effects of recent economic events and trends. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic trends and other events. Except for the one Tier II pool, the Company used net credit loss assumptions ranging from 4.50% to 8.11% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at March 31, 2002. See the pool specific net credit loss assumptions in the "Asset Quality" section below.

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at March 31, 2002.

Cash accounts interest rate assumptions - The Company reviews the current yield on its cash and spread accounts to the yields originally expected. The current economic and interest rate environment is significantly different than it was when most of the pools were securitized. Accordingly, a forward interest rate curve as of the balance sheet date was incorporated into the cash flow models which represents future yield expectations on such accounts.

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates which the Company believes is commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). The weighted average discount rate used in the valuation of Retained Interest at March 31, 2002 was 9.71% compared to 10.87% at December 31, 2001.

Retained Interest is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a component of gain on sale of receivables, net.

Results of Operations

Net earnings (loss) are summarized in the table below. The net loss was $6.9 million, or $0.22 per diluted share, for the quarter ended March 31, 2002, compared to net earnings of $6.5 million, or $0.49 per diluted share, for the quarter ended March 31, 2001. The decrease from the same quarter of the prior year is primarily due to a decrease in the net interest margin and a decrease in the gain on sales of receivables, net. The decrease in the net interest margin was primarily the result of lower receivable acquisitions in the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001. The decrease in the gain on sale of receivables, net is primarily due to an $18.8 million ($12.0 million or $0.39 per share after-tax) other than temporary impairment recorded during the quarter ended March 31, 2002. Excluding charges for the other than temporary impairment, net earnings would have totaled $5.1 million, or $0.16 per share, for the quarter ended March 31, 2002 compared to $8.3 million, or $0.62 per share (also excluding the charge for the other than temporary impairment) for the quarter ended March 31, 2001.

                                           Quarter ended March 31,
                                   ----------------------------------------
                                         2002                   2001
                                   -----------------      -----------------
                               (Dollars in thousands, except per share amounts)

Net earnings (loss)                   $      (6,927)          $      6,534
Net earnings (loss) per share         $       (0.22)          $       0.49
  (basic and diluted)



Interest on receivables held for sale decreased 46.2% to $5.8 million for the quarter ended March 31, 2002, compared to $10.7 million for the quarter ended March 31, 2001. The decrease from the prior quarter related to a lower average held for sale portfolio and decreased weighted average contract rates on receivables held for sale during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 as shown in the following table:

                                               Quarter ended March 31,
                                       ----------------------------------------
                                             2002                   2001
                                       -----------------      -----------------

Average held for sale (in thousands)     $      207,574         $      327,421
Weighted average contract rate                   10.93%                 13.25%



Retained interest and other interest income decreased 30.1% to $5.9 million for the quarter ended March 31, 2001, compared to $8.4 million for the quarter ended March 31, 2001. As a result of the other than temporary impairment recorded in the September 30, 2001 quarter, the discount accretion for the quarter ended March 31, 2002 decreased from the quarter ended March 31, 2001 when the total expected cash flows on certain pools was higher. This reduced the discount accretion on these pools and resulted in a decrease in Retained interest and other interest income. The individual components of Retained interest and other interest income are shown in the following table:

                                          Quarter ended March 31,
                                   -----------------------------------
                                        2002                2001
                                   ---------------     ---------------
                                             (In thousands)

Discount accretion                  $       5,784       $       8,270
Other interest income                          72                 109
                                   ---------------     ---------------
                                    $       5,856       $       8,379
                                   ===============     ===============

Interest expense decreased 51.7% to $4.3 million for the quarter ended March 31, 2002 compared to $8.9 million for the corresponding quarter ended March 31, 2001. The decrease was the result of the previously mentioned decrease in the average held for sale receivable balance (resulting in lower borrowings on the Company's credit facilities) and lower term debt interest expense as a result of the required $22.0 million principal payment made on the senior debt in August 2001.

Provision for estimated credit losses increased 220.7% to $962,000 for the quarter ended March 31, 2001, compared to $300,000 for the quarter ended March 31, 2001. The increase from the quarter ended March 31, 2001 is primarily due to the change in the composition of the receivables repurchased from the securitization trusts with a higher concentration of receivables which are not eligible for resale during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This was partially offset by a 37.8% decrease in the receivables acquired during the quarter ended March 31, 2002 over the same period ended March 31, 2001.

Gain (loss) on sale of receivables, net. The loss on sale of receivables, net was $11.6 million for the quarter ended March 31, 2002, compared to a gain of $12.9 million for the corresponding quarter ended March 31, 2001. The loss on sale of receivables, net for the quarter ended March 31, 2002 is primarily comprised of $7.2 million of gain on sale of receivables related to the 2002-A securitization, net of $18.8 million of other than temporary impairment compared to $15.7 million of gain on sale of receivables, net of $2.8 million of other than temporary impairment for the quarter ended March 31, 2001. The gain on sale of receivables for the quarter ended March 31, 2002 was lower than the comparable period ended March 31, 2001 as a result of lower volume, lower gross spreads, and the requirements for an initial deposit into the spread account. These factors were partially offset by the benefit of lower dealer reserve. For the quarter ended March 31, 2002, receivable acquisitions totaled $209.4 million compared to $336.6 million for the quarter ended March 31, 2001. On a periodic basis, management reviews the fair value of the estimated recoverable cash flows associated with the Retained Interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See "Critical Accounting Policies."

As mentioned above, Gain (loss) on sale of receivables, net for the quarter ended March 31, 2002 included a charge for other than temporary impairment of $18.8 million. Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates, netted against a benefit expected from increasing reinvestment income and a charge from changes in the discount rate assumption. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss data experienced in recent months which more fully reflect the effects of the recent economic events and trends. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. In addition, the Company also changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002, by $7.7 million pre-tax ($4.9 million net of taxes) or $0.16 per diluted share. These modeling enhancements are further discussed in "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, the level of estimation of net credit losses, discount rate, and prepayment rate. The Company is currently evaluating the feasibility of accounting for future securitizations as on-balance sheet secured financings rather than as sales of receivables. See "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

Selected Securitization Data (1):                     Quarter ended March 31,
                                                 -------------------------------
                                                       2002             2001
                                                 ---------------   -------------

                                                     2002 - A         2001 - A

Original amount (in millions) (2)                     $300.0           $573.0
Weighted average receivable rate                      11.02%           13.31%
Weighted average certificate rate                      4.11%            5.86%
Gross spread (3)                                       6.91%            7.45%
Net spread (4)                                         5.29%            5.09%
Weighted average remaining maturity (in months)        65.9             71.5
Weighted average estimated life (in years)             1.93             2.17
Annual credit loss assumption (5)                      2.33%            2.19%
Cumulative credit loss assumption                      4.50%            4.75%
Average prepayment speed assumption (6)               31.41%           25.00%
Discount rate assumption (7)                          11.64%           13.49%

(1)  Information at time of securitization.
(2) For the 2001-A securitization, of the $573 million securitized, $430 million of receivables were delivered in March 2001 and the remaining $143 million were delivered in April 2001.
(3) Difference between weighted average receivable rate and weighted average certificate rate.
(4) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.
(5) Computed as the cumulative credit loss assumption divided by the weighted average estimated life.
(6) In the quarter ended June 30, 2001, the Company began using a prepayment curve rather than a static prepayment assumption.
(7) During the quarter ended March 31, 2002, the Company changed its method of determining a market interest rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). This is further discussed in "Critical Accounting Policies."

Gain (loss) on interest rate derivatives on securitized receivables. The loss on interest rate derivatives on securitized receivables for the quarter ended March 31, 2002 was $1.0 million compared to $10.5 million for the quarter ended March 31, 2001. This decrease was primarily the result of the current interest rate environment compared to that in the quarter ended March 31, 2001 as well as a new strategy that seeks the most effective hedge instrument while minimizing cash outflows utilized during the quarter ended March 31, 2002. See the "Financial Condition" section below for additional discussions regarding the Company's interest rate derivative strategy.

Gain (loss) on interest rate derivatives on held for sale receivables. There was a loss on interest rate derivatives on held for sale receivables of $404,000 for the quarter ended March 31, 2002 compared to a gain on interest rate derivatives on held for sale receivables of $3.1 million for the quarter ended March 31, 2001. Gain (loss) on interest rate derivatives on held for sale receivables is the result of a net increase (decrease) in interest rates from the time of the initiation of the derivative agreements. See "Discussion of Forward-Looking Statements."

Servicing fee income is the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fee income decreased 12.9% to $6.8 million for the quarter ended March 31, 2002 compared to $7.8 million for the quarter ended March 31, 2001. The decrease in servicing fees is a result of the 12.7% decrease in the average securitized servicing portfolio of $2.7 billion for the quarter ended March 31, 2002 compared to $3.1 billion for the quarter ended March 31, 2001.

Late charges and other fees increased 17.6% to $2.3 million for the quarter ended March 31, 2002 from $1.9 million for the quarter ended March 31, 2001. Other fees consist primarily of late charges, phone pay fees, gross profit from the dealership sales and other fee income. Beginning in the quarter ended December 31, 2001, the Company implemented a new fee charged to customers for making payments over the phone, which are also referred to as "phone pay fees." The increase in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 resulted primarily from increased phone pay fees and other income.

Total operating expenses (including salaries and benefits) as a percentage of the average servicing portfolio was 1.86% for the quarter ended March 31, 2002, compared to 1.76% for the same period of 2001. The increase in operating expenses as a percentage of the average servicing portfolio for the March 2002 quarter can be attributed to a 15.0% decrease in the average servicing portfolio over the prior quarter. Total operating expenses decreased 9.8% to $13.4 million for the quarter ended March 31, 2002 compared to $14.8 million for the quarter ended March 31, 2001. During the quarter ended December 31, 2001, management implemented several expense reduction initiatives, aimed at lowering operating expenses through operating efficiencies, improved technology and appropriate staffing levels. A company wide operational review was performed and numerous cost-saving improvements were put into practice. Total staff reductions beginning in October 2001 and continuing through March 2002 represented approximately 14% of the Company workforce.

Salaries and benefits decreased 16.0% to $7.4 million for the quarter ended March 31, 2002, from $8.8 million for the quarter ended March 31, 2001. The decrease was primarily related to the staff reductions (discussed above), thereby lowering payroll and related tax expenses. This decrease from the quarter ended March 31, 2001 was partially offset by non-recurring severance payments related to certain of the previously mentioned staff reductions.

Provision for income taxes changed to a $4.0 million benefit for the quarter ended March 31, 2002, compared to $3.8 million of expense for the corresponding quarter ended March 31, 2001. The change for the quarter is the result of a net loss before income taxes of $10.9 million for the quarter ended March 31, 2002 compared to net earnings before income taxes of $10.3 million for the quarter ended March 31, 2001.

Financial Condition

Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes:

     o the principal balance of receivables held for sale, net of unearned discount
     o    allowance for estimated credit losses
     o    receivables in process
     o    dealer premiums

The principal balance for receivables held for sale, net is lower at March 31, 2002 than at December 31, 2001 primarily because the Company elected to forego a securitization during the quarter ended December 31, 2001. Selected information regarding the Receivables held for sale, net and the servicing portfolio at March 31, 2002 and December 31, 2001 is summarized in the following table:

                                              March 31,           December 31,
                                                2002                  2001
                                         --------------------  -----------------
                                                         (In thousands)

Receivables held for sale, net             $      90,196        $      176,511
Allowance for net credit losses                   (1,650)               (2,054)
Securitized assets serviced                    2,748,399             2,788,006
Total servicing portfolio                      2,838,440             2,962,075


Retained interest in securitized assets ("Retained Interest"). Retained Interest increased $1.2 million to $199.5 million at March 31, 2002, from $198.3 million at December 31, 2001. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the securitization during the quarter ended March 31, 2002 including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, other than temporary impairment and net change in unrealized gain. The Company's collections, detailed in the table below, are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the change in Retained Interest.

Balance at December 31, 2001                                      $   198,251

Amounts capitalized (including estimated dealer rebates)               15,172
Collections                                                            (7,688)
Accretion of discount                                                   5,773
Change in spread accounts                                               4,258
Other than temporary impairments                                      (18,836)
Net change in unrealized gain                                           2,551
                                                                 -------------

Balance at March 31, 2002                                         $   199,481
                                                                 =============

The following table illustrates, in thousands, the components of change in the spread account.




Balance at December 31, 2001                                      $    91,393

Net excess cash flows deposited to spread accounts                      7,674
Initial spread account deposits                                         2,850
Interest earned on spread accounts                                        408
Less:  excess cash flows released to the Company                       (6,674)
                                                                 -------------

Balance at March 31, 2002                                         $    95,651
                                                                 =============

Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At March 31, 2002, the allowance relating to securitized receivables totaled $155.8 million, or 5.67% of the total securitized receivable portfolio, compared to $153.0 million, or 5.49%, at December 31, 2001. See "Critical Accounting Policies" for additional discussions regarding Retained Interest and "Discussion of Forward-Looking Statements."

Other Assets are as follows (in thousands):

                                                     March 31,          December 31,
                                                        2002                2001
                                                  -----------------   -----------------
Repossessed assets                                 $         7,924               9,566
Accrued servicing fees                                       3,176               3,086
Current and deferred income tax receivable                  15,680               9,201
Other                                                        6,862              11,808
                                                  -----------------   -----------------
                                                   $        33,642     $        33,661
                                                  =================   =================

The decrease in the repossessed assets is the result of a lower level of inventory of repossessed vehicles. The level of inventory is largely dependent on factors such as the number of repossessions and fluctuations in the local wholesale and retail markets. The increase in current and deferred income taxes receivable is the result of the net loss for the quarter ended March 31, 2002. The decrease in other is primarily the result of the unwinding of the cap premiums and the change in the fair value of the interest rate derivatives in conjunction with the securitization during the March 2002 quarter. At December 31, 2001, the cost of the interest rate caps was approximately $3.2 million and was included on the balance sheet as an other asset. In addition, the fair value of interest rate derivatives increased by $800,000 during the six months ended December 31, 2001, resulting in a total fair value of approximately $4.0 million at December 31, 2001. At March 31, 2002, the fair value of the interest rate derivatives on held for sale receivables was a liability of approximately $404,000 and was included in Other payables and accrued expenses.

In May 2001, the Company began the use of interest rate caps. These caps are purchased to limit the Company's potential cash outlays for its interest rate derivatives established in falling interest rate environments. The cost of the caps is recorded as the fair value of interest rate derivatives on the balance sheet and the corresponding liability is recorded as an other liability. Subsequent changes in the fair value of the interest rate derivative are recorded on the balance sheet and on the statement of earnings as a gain (loss) on interest rate derivatives on held for sale receivables. Since the interest rates began to increase during the quarter ended March 31, 2002, the Company utilized swaps instead of caps and had no outstanding interest rate caps at March 31, 2002. The Company will utilize the most cash and risk efficient hedging mechanism depending on management's assessment of the interest rate environment at the time. See "Discussion of Forward-Looking Statements."

Notes payable were $47.0 million at March 31, 2002, compared to $100.3 million at December 31, 2001. The decrease is the result of timing of the securitization in the March 2002 quarter, whereas there was no securitization in the December 2001 quarter.

Term debt was $111.3 million at March 31, 2002, compared to $133.0 million at December 31, 2001. The decrease was the result of a required principal payment made on the Company's Senior Notes in March 2002 of $21.7 million.

Current and deferred income taxes payable. There were no current or deferred income taxes payable at March 31, 2002 and December 31, 2001 due to the net losses recorded for both the six months ended December 31, 2001 and the quarter ended March 31, 2002.


Liquidity and Capital Resources

Sources and Uses of Cash in Operations. Net cash provided by operating activities was $76.9 million and $90.7 million for the quarters ended March 31, 2002 and 2001, respectively. The change was primarily attributable to lower receivables securitized and acquired during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Net cash provided by investing activities was $3.3 million and $13.2 million for the quarter ended March 31, 2002 and 2001, respectively. The decrease from the prior period primarily relates to the decrease in the collections on retained interest in securitized assets but was partially offset by a smaller use of cash related to the spread accounts. Net cash used in financing activities for the quarter ended March 31, 2002 was $75.0 million compared to $105.0 million for the quarter ended March 31, 2001. The primary factor for this change is the difference in the timing of the securitizations and volume subsequent to each securitization for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 as well as a principal payment of $21.7 million made on the Company's Senior notes.

The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including term debt, a residual facility and revolving warehouse credit facilities in addition to the existing cash balances as of March 31, 2002. Historically, the Company has used the securitization of receivables as its primary source of term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $550 million, and $388.2 million was utilized at March 31, 2002. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities or the recently established residual facility discussed below. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on the change in interest rates. In the quarter ended March 31, 2002, derivative financial instrument transactions used cash of $1.0 million compared to cash used of $10.5 million during the quarter ended March 31, 2001. This change is primarily the result of the implementation of the use of interest rate caps in May 2001.

Warehouse   facilities.   The  Company  currently  has  credit  facilities  with
independent financial institutions for a total of $750.0 million to fund receivable acquisitions. A $350.0 million credit facility is insured by a surety bond while the two $200.0 million credit facilities are not. At March 31, 2002, $42.1 million of the capacity was utilized, and an additional $41.4 million was available to borrow based on the outstanding principal balance of eligible receivables. At December 31, 2001, $100.3 million of the capacity was utilized, and an additional $66.1 million was available to borrow based on the outstanding principal balance of eligible receivables. The Company has notified one of its independent financial institutions that it will terminate the $200.0 million unwrapped credit facility set to expire in May 2002. The Company typically attempts to maintain warehouse capacity for six months of receivable acquisitions. Given the Company's projected receivable acquisition growth over the next six months, its existing financial resources, and the cost to maintain this facility, it determined this $200.0 million facility was not needed which will result in remaining warehouse capacity of $550.0 million. The Company will continue to evaluate its future warehouse needs. See "Discussion of Forward-Looking Statements."


       Credit Facility          Outstanding              Expiration
          Capacity           at March 31, 2002              Date
      ------------------   -----------------------   -------------------
                       (in millions)
           $ 350.0                 $47.0                August 2002
           $ 200.0                  None                August 2002
           $ 200.0                  None                  May 2002


Residual Facility. As part of the Company's overall term debt refinancing plan, the Company established, through a subsidiary, a $55.0 million residual funding facility in April 2002, to be secured upon funding by residual interests in securitizations. The facility has a 364-day revolving feature and requires a $5.0 million reserve account when funded.

Term debt. The Company's term debt consists of Senior and Senior Subordinated Notes. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes is payable semiannually, and principal payments of $22.0 million began on August 1, 1998 and are due annually on August 1 until maturity. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment was made in March 2002, in the amount equal to approximately 33 1/3% of the stated original balance, or $21.7 million. As an additional part of the Company's refinancing plan, on May 1, 2002, the Company completed a private placement of $11.0 million of 12.00% unsecured Senior Notes due April 30, 2007 with interest payable quarterly and principal due at maturity. The Company has the option to call the notes with 60 days notice given, with a premium due in the event of a call prior to the fourth year of the note term.

The Company's credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company's ability to create liens, incur additional indebtedness, sell or merge assets and make investments. The Company is in compliance with all covenants and restrictions imposed by the terms of indebtedness. In addition, the Company's securitization agreements require compliance with monthly, quarterly and cumulative tests. If certain events or "triggers" occur, certain of the Company's future cash flows may be negatively impacted. These triggering events include, but are not limited to, greater than expected loss experience, negative changes in the Company's credit ratings, and for pools including and subsequent to 2000-B, non-compliance with certain financial covenants within the securitization. Hitting these triggers may result in a significant restriction on the receipt of future servicing cash flows from the securitizations. In addition, the Company may also lose its rights to be the servicer of the securitizations along with the associated servicing fee income. The Company has hit certain of these triggers from time to time which have the effect of increasing credit enhancement requirements in the securitizations. The Company's new residual funding facility contains similar provisions which may restrict the availability of cash from securitizations in certain events. The Company has not yet chosen to utilize the residual facility.

Capitalization and Effect on Results of Operations. The Company is pursuing a capital strategy intended to enhance its ratio of capital to managed assets (including its securitized servicing portfolio) over time. Management's objective is to raise the equity to managed assets of 5.46% as of March 31, 2002 to approximately 8.00% over the next few years. Additionally, if the Company can effectively price receivable acquisitions relative to risk, management expects that it should be able to increase its return on managed assets and return on equity over the next several years. As of March 31, 2002, the Company had term debt obligations totaling approximately $111.3 million, of which $22.0 million, $43.3 million and $46.0 million is due in August 2002, December 2002 and March 2003, respectively. As part of the Company's overall refinancing plan related to its term debt, its current capital resources include available cash and warehouse capacity of approximately $60.9 million, net borrowing capacity of up to $50.0 million from the residual facility, and approximately $11.0 million of proceeds from the private placement of the unsecured Senior Note discussed above. Management continues to evaluate proposals to enhance the Company's long-term capital position, including possible issuance of additional equity securities and believes that such arrangements will be timely implemented to meet its obligations. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, dealer reserve levels and similar matters. See "Discussion of Forward-Looking Statements."

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, and financing agreement covenants and the financial condition of the Company. In addition, provisions of the Company's term notes limit distributions to shareholders.


Asset Quality

Set forth below is certain information concerning the credit loss and delinquency experiences on the fixed rate retail automobile receivables serviced by the Company. The following credit loss and delinquency statistics represent Tier I and Tier II for all periods presented. Previously, only Tier I had been presented. There can be no assurance that future delinquency and net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."

                                                                    Credit Loss Experience
                                                                    For the Quarter Ended
                                      -----------------------------------------------------------------------------------

                                            March 31, 2002              December 31, 2001           March 31, 2001
                                      --------------------------- --------------------------  ---------------------------
                                                                     (Dollars in thousands)

                                        Number of                   Number of                   Number of
                                       Receivables    Amount       Receivables   Amount        Receivables    Amount
                                       -----------    ------       -----------   ------        -----------    ------
Average servicing portfolio              234,476    $   2,871,966    245,563   $   3,027,302      269,018   $   3,378,983

Gross charge-offs                          4,531    $      54,075      4,169   $      47,776        3,151   $      38,204
Recoveries                                                 20,101                     14,600                       16,137
                                                  ---------------             --------------               --------------
  Net charge-offs                                   $      33,974              $      33,176                $      22,067
                                                  ===============             ==============               ==============

Gross charge-offs as a percentage
  of average servicing portfolio (1)       7.73%            7.53%      6.79%           6.31%        4.69%           4.52%
Recoveries as a percentage of
  gross charge-offs                                        37.17%                     30.56%                       42.24%
Net charge-offs as a percentage
  of average servicing portfolio (1)                        4.73%                      4.38%                        2.61%
    (1) Annualized

                                                      Delinquency Experience
                             --------------------------------------------------------------------------

                                At March 31, 2002       At December 31, 2001      At March 31, 2001
                             ------------------------- -----------------------  -----------------------
                                                      (Dollars in thousands)

                               Number of                 Number of                Number of
                              Receivables   Amount      Receivables Amount       Receivables Amount
Servicing portfolio            231,676     $2,838,139    241,178   $2,961,737     267,436   $3,350,427
Delinquencies:
  30-59 days                     5,665     $   66,393      7,329   $   84,748       4,868   $   56,187
  60-89 days                     2,641         33,105      3,605       44,100       2,639       33,254
  90 days or more                1,000         11,517      1,504       17,121       1,223       14,493
                             ----------   ------------  --------- ------------    -------- ------------
Total delinquencies              9,306     $  111,015     12,438   $  145,969       8,730   $  103,934
                             ==========   ============  ========= ============    ======== ============

Delinquency as a percentage
  of servicing portfolio         4.02%          3.91%      5.16%        4.93%       3.26%        3.10%

Delinquency as a percentage
  of servicing portfolio
  excluding bankruptcies                        3.11%                   4.09%                    2.37%

During the quarter ended March 31, 2002, net credit losses as a percentage of the average servicing portfolio increased to 4.73% compared to 4.38% and 2.61% for the quarters ended December 31, 2001 and March 31, 2001, respectively. The increase in losses for the quarter ended March 31, 2002 can be primarily attributed to the remaining effects of a recessionary economy. These external economic factors along with seasonality and aging of the portfolio combined to increase the Company's net credit losses. Although losses for the quarter have increased over prior quarters, management began to see the results of improved collection activities in credit loss statistics in the month of February 2002. During April 2002, management continued to experience the benefits of these improved collection activities as the net credit losses as a percentage of the average servicing portfolio decreased to 4.03% even as the portfolio continues to shrink.

Recoveries as a percentage of gross charge-offs were 37.17%, 30.56% and 42.24% for the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The used car market became saturated with cars in the December 2001 quarter due to an influx of trade-ins from the 0% financing offered by several car manufacturers, continuing high volume of used vehicles coming off leases and the bankruptcy of a rental car company which resulted in the liquidation of much of its inventory. The increase of used cars in the market had a negative impact on recovery rates during the December 2001 quarter. However, during the March 2002 quarter, the auto manufacturers ended the 0% financing and dealers began pushing their increased used car inventory, thus improving recovery rates. The improvement in recovery rates has contributed to an overall improvement in net credit losses during the quarter ended March 31, 2002.

As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over decreased to 3.91% at March 31, 2002 compared to 4.93% at December 31, 2001 and increased from 3.10% at March 31, 2001. The Company attributes the improvement this quarter primarily to the Company's technology initiatives instituted by the its new collection management, including the recent implementation of software designed to increase the frequency of collectors being connected to the appropriate party, internet and voice response payment programs and a behavioral scoring model. Due to the timing between delinquency and credit losses, the Company expects that the improvement in delinquency trends will be reflected in lower credit losses beginning in the second quarter of 2002. During each month for the quarter ended March 31, 2002, the collection department has successfully decreased delinquencies, thus generating less accounts to roll into loss during the June 2002 quarter. One factor which serves to inflate the delinquency percentage for the quarter ended March 31, 2002 compared to the same quarter of the prior year is the declining portfolio. The total servicing portfolio has been on a steady decline for four quarters dropping from $3.4 billion at March 31, 2001 to $2.8 billion at March 31, 2002. The total dollar delinquencies of $111.0 million at March 31, 2002 are the lowest since March 31, 2001. See "Discussion of Forward-Looking Statements."

Provisions are made for estimated net credit losses in conjunction with each securitization. The cumulative credit loss assumption used on the securitization during the quarter ended March 31, 2002 was 4.50%, compared to 4.75% for the prior year corresponding quarter. The reduction in the credit loss assumption from the prior year quarter is due to improved credit quality in receivable acquisitions. See additional discussions regarding the Company's credit scores above. The allowance for estimated credit losses on securitized receivables (inherent in Retained Interest) was 5.67% at March 31, 2002, compared to 5.49% at December 31, 2001 and 4.44% at March 31, 2001.

Over the past year, the Company has put forth extensive effort to improve the accuracy of cash flow projections related to the components of Retained Interest and to fully leverage its risk-based relational database. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss data experienced in recent months which more fully reflect the effects of the recent economic events and trends. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. See "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

Selected information about the Company's active securitizations are presented below:

                                                               Remaining
                                                               Balance at   Net Loss       Expected
                                                Original       March 31,   to Original    Cumulative
       Securitizations                           Amount          2002        Balance       Net Loss
---------------------------------------------------------- -------------- -------------- -----------
                                                                               (1)            (2)
                                               (Dollars in thousands)
UACSC  2002-A Auto Trust                     $     300,000  $     288,759     0.00%           4.50%
UACSC  2001-C Auto Trust                           330,000        273,172     0.47%           4.75%
UACSC  2001-B Auto Trust                           150,002        112,697     0.87%           4.75%
UACSC  2001-A Auto Trust                           573,000        376,222     1.86%           6.05%
UACSC  2000-D Auto Trust                           510,001        312,556     2.52%           6.23%
UACSC  2000-C Auto Trust                           500,000        275,455     2.85%           6.36%
UACSC  2000-B Auto Trust                           534,294        281,869     4.12%           7.41%
UACSC  2000-A Auto Trust                           282,721        121,469     3.88%           6.51%
UACSC  1999-D Auto Trust                           302,693        121,174     5.43%           8.11%
UACSC  1999-C Auto Trust                           364,792        133,264     4.94%           7.02%
UACSC  1999-B Auto Trust                           340,233        108,531     5.35%           7.11%
UACSC  1999-A Auto Trust                           320,545         87,078     5.64%           7.01%
UACSC  1998-D Auto Trust                           275,914         61,737     4.93%           5.87%
UACSC  1998-C Auto Trust                           351,379         71,031     4.61%           5.40%
UACSC  1998-B Auto Trust                           267,980         43,586     4.14%           4.85%
UACSC  1998-A Auto Trust                           228,938         32,335     4.19%           4.79%
UACSC  1997-D Auto Trust                           204,147         21,876     4.04%           4.75%
UACSC  1997-C Auto Trust (3)                       218,390         21,528     4.75%           5.20%
                                         ------------------ --------------
  Total Tier I Securitized Trusts                6,055,029      2,744,339

PSC 1998-1 Grantor Trust                            28,659          4,060    10.40%          12.00%
                                         ------------------ --------------
       Grand Total                           $   6,083,688  $   2,748,399
                                         ================== ==============

(1)  Net loss to original balance at March 31, 2002.
(2)  Forward - looking information.
(3)  Pool was paid in full May 2002.

Discussion of Forward-Looking Statements

The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the six-month transition period ended December 31, 2001 which is incorporated herein by this reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. The commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on those receivables. The Company generally realizes a gain on its economic hedging transactions during periods of increasing interest rates and generally realizes a loss on such transactions during periods of decreasing interest rates. At March 31, 2002, the Company has an unrealized hedging loss of $404,000 based on notional amounts outstanding of $135.4 million. The fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and term debt at March 31, 2002:

--------------------------------------------------------------------------------
                                   Nine months
                                      ended
                                   December 31,
                                      2002        2003        Total     Fair Value
                                   ------------------------------------------------
                                               (Dollars in thousands)
                                               ----------------------
Notes Payable                      $   47,011  $        -  $    47,011  $    47,011
  Weighted average variable rate        3.05%

Term debt                          $   65,333  $   46,000  $   111,333  $   110,569
  Weighted average fixed rate           8.06%       9.99%        8.86%

--------------------------------------------------------------------------------

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

At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows (in thousands):

------------------------------------------------------------------------------------------------------------
                                     Expected
                                    Cumulative                                                  Spread
                                    Net Credit          Discount          Prepayment           Interest
                                      Losses              Rate              Speed                Rate
                                 (pool life rate)    (annual rate)         (curve)             (curve)
                                 -----------------  -----------------  -----------------   -----------------
Impact on fair value of
10% adverse change                 $      (30,664)     $      (5,274)    $       (8,096)      $      (1,866)
20% adverse change                 $      (63,201)     $     (10,376)    $      (15,490)      $      (3,724)

------------------------------------------------------------------------------------------------------------


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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report:

              4.1 - Note Purchase Agreement,  dated as of May 1, 2002, between
                    Union Acceptance Corporation and certain purchasers relating to 12.0% Series A Senior Notes due 2007.

              4.2 - Securities  Funding  Agreement,  dated as of April 5,  2002, among Union Acceptance Corporation, UAC Funding Facility Corporation, Wachovia Bank, N.A., and First Union Securities, Inc.

              4.3 - Third Amendment and Limited Waiver, dated March 29, 2002, to
                    Security Agreement among the Registrant, Union Acceptance Funding Corporation, UAFC-2 Corporation, Variable Funding
                    Captial Corporation, First Union Securities, Inc., First Union National Bank, and certain bank investors, dated August 31, 2001.

          (b) Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Acceptance Corporation


May 14, 2002               By:      /s/ Lee N. Ervin
                                    --------------------------------------------
                                    Lee N. Ervin
                                    President and Chief Operating Officer


May 14, 2002               By:      /s/ Rick A. Brown
                                    --------------------------------------------
                                    Rick A. Brown
                                    Treasurer, Chief Financial Officer and
                                    Executive Vice President