Form 10-Q
period 2002-06-30
UNION ACCEPTANCE CORP
filed 2002-08-14
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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
  (State or other jurisdiction of                (I.R.S. Employer Identification
         incorporation or organization)                    Number)



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

Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding at August 13, 2002

      Common Stock, without par value                 31,019,150

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         June 30, 2002 and December 31, 2001                                   3

         Consolidated Condensed Statements of Earnings (Loss)
         for the Three and Six Months Ended June 30, 2002 and 2001             4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 2002 and 2001                               5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Six Months Ended June 30, 2002                                        6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           27

Part II. OTHER INFORMATION                                                    28

         Signatures                                                           31

         Certifications                                                       32

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                          June 30,       December 31,
Assets                                                                      2002             2001
                                                                         ------------    -------------

Cash and cash equivalents                                                   $ 16,626         $ 14,244
Restricted cash                                                                5,696            4,650
Receivables held for sale, net                                               286,533          176,511
Retained interest in securitized assets                                      193,113          198,251
Accrued interest receivable                                                    1,653            1,323
Property, equipment, and leasehold improvements, net                           8,045            8,516
Other assets                                                                  36,534           33,661
                                                                         ------------    -------------

  Total Assets                                                             $ 548,200        $ 437,156
                                                                         ============    =============

Liabilities and Shareholders' Equity

Liabilities

Notes payable                                                              $ 226,516        $ 100,300
Term debt                                                                    122,333          133,000
Accrued interest payable                                                       3,417            2,393
Amounts due to trusts                                                         18,989           18,610
Other payables and accrued expenses                                           12,429            8,153
                                                                         ------------    -------------

  Total Liabilities                                                          383,684          262,456
                                                                         ------------    -------------

Commitments and Contingencies                                                      -                -

Shareholders' Equity

 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                  -                -

 Common Stock, without par value, authorized
   130,000,000 shares at June 30, 2002 and December 31, 2001;
   31,019,150 and 30,926,606 shares issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively                         145,900          145,374

  Accumulated other comprehensive earnings (loss), net of taxes                  (42)             450
  Retained earnings                                                           18,658           28,876
                                                                         ------------    -------------

   Total Shareholders' Equity                                                164,516          174,700
                                                                         ------------    -------------

   Total Liabilities and Shareholders' Equity                              $ 548,200        $ 437,156
                                                                         ============    =============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Earnings (Loss)
(Dollars in thousands, except share data)
(Unaudited)

                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                          June 30,
                                                          -------------------------------   -------------------------------
                                                              2002             2001             2002             2001
                                                          --------------  ---------------   --------------  ---------------

Interest on receivables held for sale                           $ 5,162          $ 3,844         $ 10,933         $ 14,571
Retained interest and other                                       5,072            8,934           10,928           17,313
                                                          --------------  ---------------   --------------  ---------------

   Total interest income                                         10,234           12,778           21,861           31,884
Interest expense                                                  4,517            5,372            8,818           14,275
                                                          --------------  ---------------   --------------  ---------------

   Net interest margin                                            5,717            7,406           13,043           17,609
Provision for estimated credit losses                             1,152              715            2,114            1,015
                                                          --------------  ---------------   --------------  ---------------
   Net interest margin after provision
     for estimated credit losses                                  4,565            6,691           10,929           16,594

Gain (loss) on sales of receivables, net                              -          (13,932)         (11,553)          (1,052)
Gain (loss) on interest rate derivatives
 on securitized receivables                                           -           (2,353)            (976)         (12,828)
Gain (loss) on interest rate derivatives
 on held for sale receivables                                    (5,339)           1,647           (5,743)           4,769
Servicing fee income                                              6,601            8,049           13,403           15,854
Late charges and other fees                                       2,360            1,557            4,622            3,481
                                                          --------------  ---------------   --------------  ---------------

  Other revenues                                                  3,622           (5,032)            (247)          10,224
                                                          --------------  ---------------   --------------  ---------------

Salaries and benefits                                             7,746            8,646           15,153           17,460
Other expenses                                                    5,581            5,849           11,553           11,866
                                                          --------------  ---------------   --------------  ---------------

  Total operating expenses                                       13,327           14,495           26,706           29,326
                                                          --------------  ---------------   --------------  ---------------

  Earnings (loss) before provision (benefit)
   for income taxes                                              (5,140)         (12,836)         (16,024)          (2,508)
Provision (benefit) for income taxes                             (1,849)          (4,662)          (5,806)            (868)
                                                          --------------  ---------------   --------------  ---------------
Net earnings (loss) before cumulative effect
 of change in accounting principle                               (3,291)          (8,174)         (10,218)          (1,640)
Cumulative effect of change in accounting principle,
  less applicable taxes of $568 (Note 2)                              -              989                -              989
                                                          --------------  ---------------   --------------  ---------------
Net earnings (loss)                                            $ (3,291)        $ (9,163)       $ (10,218)        $ (2,629)
                                                          ==============  ===============   ==============  ===============

Net earnings (loss) per common share before
  cumulative effect of change in accounting
  principle (basic and diluted)                                 $ (0.11)         $ (0.49)         $ (0.33)         $ (0.11)
Cumulative effect of change in
  accounting principle (Note 2)                                       -            (0.06)               -            (0.07)
                                                          --------------  ---------------   --------------  ---------------
Net earnings (loss) per common share
 (basic and diluted)                                            $ (0.11)         $ (0.55)         $ (0.33)         $ (0.18)
                                                          ==============  ===============   ==============  ===============

Basic weighted average number of
  common shares outstanding                                  30,981,211       16,582,568       30,954,059       14,947,695
Dilutive effect of common stock options                               -                -                -                -
                                                          --------------  ---------------   --------------  ---------------
Diluted weighted average number of
  common shares outstanding                                  30,981,211       16,582,568       30,954,059       14,947,695
                                                          ==============  ===============   ==============  ===============


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ----------------------------------------
                                                                                      2002                  2001
                                                                                ------------------    ------------------

Cash flows from operating activities:
   Net earnings (loss)                                                              $ (10,218)             $ (2,629)
     Adjustments to reconcile net earnings (loss) to net cash
       from operating activities:
         Purchases of receivables held for sale                                      (402,558)             (535,449)
         Principal collections on receivables held for sale,
           net of securitized receivables repurchased                                  (7,726)                6,486
         Dealer premiums paid, net on receivables held for sale                        (8,844)              (15,876)
         Proceeds from securitization of receivables held for sale                    300,000               723,020
         Gain on sales of receivables held for sale                                    (7,537)              (28,639)
         Impairment of retained interest in securitized assets                         18,836                26,496
         Cumulative effect of change in accounting principal (Note 2)                       -                 1,557
         Accretion of discount on retained interest in securitized assets             (10,804)              (16,676)
         Provision for estimated credit losses                                          2,114                 1,015
         Amortization and depreciation                                                  2,438                 2,460
         Restricted cash                                                               (1,046)                4,993
         Other assets and accrued interest receivable                                  (1,919)                4,537
         Amounts due to trusts                                                            379                 5,328
         Other payables and accrued expenses                                            4,161                (8,026)
                                                                                ------------------    ------------------
                 Net cash provided by (used in) operating activities                 (122,724)              168,597
                                                                                ------------------    ------------------

Cash flows from investing activities:
   Collections on retained interest in securitized assets                              19,156                49,735
   Change in spread accounts                                                           (8,070)              (18,066)
   Capital expenditures                                                                  (403)                 (406)
                                                                                ------------------    ------------------
                 Net cash provided by investing activities                             10,683                31,263
                                                                                ------------------    ------------------

Cash flows from financing activities:
   Principal payment on term debt                                                     (21,667)                    -
   Stock options exercised                                                                526                     -
   Issuance of common stock, net of offering costs of $1,525                                -                86,475
   Issuance of term debt                                                               11,000
   Net change in notes payable                                                        126,216              (221,842)
   Payment of borrowing fees                                                           (1,652)                    -
                                                                                ------------------    ------------------
                 Net cash provided by (used in) financing activities                  114,423              (135,367)
                                                                                ------------------    ------------------

Change in cash and cash equivalents                                                     2,382                64,493

Cash and cash equivalents, beginning of period                                         14,244                 6,446
                                                                                ------------------    ------------------

Cash and cash equivalents, end of period                                             $ 16,626              $ 70,939
                                                                                ==================    ==================

Supplemental disclosures of cash flow information:
Income taxes paid                                                                     $ 2,323                 $ 463
Interest paid                                                                         $ 7,251              $ 14,054


See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Six Months Ended June 30, 2002
(Dollars in thousands, except per share data)
(Unaudited)


                                                                        Accumulated
                                           Number of                       Other                          Total
                                         Common Stock      Common      Comprehensive      Retained    Shareholders'
                                         Outstanding        Stock     Earnings (Loss)     Earnings        Equity
                                       ----------------  ------------ -----------------  ------------ ---------------

Balance at December 31, 2001              30,926,606       $145,374        $ 450          $ 28,876       $ 174,700

Comprehensive loss:
  Net loss                                         -              -            -           (10,218)        (10,218)
  Net unrealized loss on retained
     interest in securitized assets                -              -         (775)                -            (775)
  Income taxes related to unrealized
     loss in securitized assets                    -              -          283                 -             283
                                                                                                      ---------------
Total comprehensive loss                                                                                   (10,710)
Stock options exercised                       92,544            526            -                 -             526
                                       ----------------  ------------ -----------------  ------------ ---------------
Balance at June 30, 2002                  31,019,150       $145,900        $ (42)          $ 18,658      $ 164,516
                                       ================  ============ =================  ============ ===============



See accompanying notes to consolidated condensed financial statements.

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

During the quarter ended March 31, 2002, the Company recorded an $18.8 million charge for the revaluation of Retained Interest, and this charge is reflected as an other than temporary impairment in the accompanying Consolidated Condensed Statement of Earnings (Loss) and is included in the Gain (loss) on sales of receivables, net. Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates on 12 pools to reflect higher losses the pools had experienced due primarily to recessionary trends. In addition, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002 by $7.7 million. Each estimate used in the Retained Interest valuation is discussed in detail below. The Company did not record any charges related to the revaluation of Retained Interest during the quarter ended June 30, 2002.

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss experience during the quarter ended March 31, 2002 which more fully incorporate the effects of recent economic events and trends. Although the existing loss curves were the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, recessionary economic trends, and other events. At June 30, 2002, the Company again evaluated the current loss curves and determined that the total expected future loss estimates were appropriate. Except for the one remaining Tier II pool, the Company used net credit loss assumptions ranging from 4.50% to 8.11% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at June 30, 2002.

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company's prepayment assumptions include estimates for both voluntary prepayments and involuntary prepayments as a result of default. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at June 30, 2002.

Cash accounts interest rate assumptions - The Company reviews the current yield on its cash and spread accounts to the yields originally expected. The current economic and interest rate environment is significantly different than it was when most of the pools were securitized. Accordingly, the Company utilizes a forward interest rate curve which represents future yield expectations on such accounts.

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates that the Company believes are commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). The weighted average discount rate used in the valuation of Retained Interest at June 30, 2002 was 9.67% compared to 10.87% at December 31, 2001.

In the quarter ended June 30, 2001, the Company recorded a charge for a cumulative effect of a change in accounting principle of $989,000 (net of taxes of $568,000). This charge related to the implementation of the provisions of the Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99- 20"). EITF 99-20 set forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 requires the prospective method of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as a result of factors such as credit losses and prepayment rates. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                                  June 30,     December 31,
                                                                   2002           2001
                                                                -----------   --------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                         $   246,068   $   285,207
Estimated dealer premium rebates refundable                           6,384         9,335
Estimated credit losses on securitized receivables                 (127,879)     (152,985)
Accelerated principal (1)                                            28,823        28,823
Spread accounts                                                      99,463        91,393
                                                                -----------   --------------
  Total estimated future undiscounted cash flows                    252,859       261,773
Less:  Discount to present value                                    (59,746)      (63,522)
                                                                -----------   --------------
  Total Retained Interest in Securitized Assets                 $   193,113   $   198,251
                                                                ===========   ==============

Outstanding balance of securitized receivables serviced         $ 2,429,066   $ 2,788,006
                                                                ===========   ==============
Estimated credit losses as a percentage of
  securitized receivables serviced                                     5.26%         5.49%
Weighted average discount rate                                         9.67%        10.87%
Weighted average original contract life (in months)                    75.5          75.3




(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.

Note 3 - Notes Payable

Notes Payable is comprised of borrowings on warehouse credit facilities of $226.5 million and $100.3 million at June 30, 2002 and December 31, 2001, respectively.

Note 4 - Residual Facility

As part of the Company's overall term debt refinancing plan, the Company established, through a subsidiary, a $55.0 million residual funding facility in April 2002, to be secured upon funding by residual interests in securitizations. The facility has a 364-day revolving feature and requires a $5.0 million reserve account when funded and is subject to certain funding conditions. The Company has not yet chosen to utilize the residual facility.

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


                                                Quarter ended June 30,           Six months ended June 30,
                                            --------------------------------    ----------------------------
                                                 2002              2001            2002            2001
                                            ---------------    -------------    ------------    ------------

Anti-dilutive effect (1)                        140,473             8,796         66,487            7,208
Exercise price greater than fair value          685,069           993,263        759,055          994,851
                                            ---------------    -------------    ------------    ------------
                                                825,542         1,002,059        825,542        1,002,059
                                            ===============    =============    ============    ============



(1) The calculation for dilutive earnings per share for the quarter and six months ended June 30, 2002 was based upon the common shares as the effect of the outstanding stock options for which the fair value is greater than the exercise price were anti-dilutive due to the net loss for the quarter and six months ended June 30, 2002 and June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Acquisition Volume and Pricing. The Company currently acquires receivables in 39 states from over 5,900 retail automobile dealers. The Company focuses its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile ("Tier I").
The Company acquired $193.2 million of receivables for the quarter ended June 30, 2002, a 2.8% decrease from the $198.8 million acquired during the quarter ended June 30, 2001. The Company's decrease in acquisitions from the quarter ended June 30, 2001 was primarily attributed to management's discipline in pricing its receivables. This discipline in the Company's pricing has resulted in a significantly lower number of application for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001, but this decrease in applications has been partially offset by higher approval and contract cashing ratios. The Company anticipates a softening in the used car market in the quarter ended September 30, 2002 due to the return of the auto manufacturers 0% financing for longer terms on new car sales beginning in July 2002. Although market conditions do not appear to be as favorable for the used car market in the September 2002 quarter as previously projected, management still intends to maintain its receivable acquisitions near the current level within the Company's risk-based pricing parameters. During July 2002, the company acquired $85.7 million of receivables. See "Discussion of Forward-Looking Statements."

During the quarter ended June 30, 2002, the Company implemented an automated application process which allows the dealer to submit an application electronically instead of utilizing a facsimile machine. Approximately 32.2% of the total applications received during the month of June 2002 were received utilizing the electronic submission process.

Beginning in the December 2001 quarter, the Company tightened its credit standards given the recessionary economic environment, which resulted in well priced and high quality receivables with record credit scores and a weighted average loan to value ratio which was in line with management's expectations. Although the Company did not achieve its acquisition volume targets, this tightening has resulted in three quarters of high quality receivables priced to support the Company's targeted return on managed assets ("ROMA") of 1.50%. This tightening was accomplished mainly by virtually eliminating the number of contracts purchased with credit scores less than 625, by more carefully scrutinizing receivables with credit scores above 625, and by appropriately pricing the major risk parameters in the Company's chosen credit grade. Management believes that these actions will have positive long-term effects on the Company, although these steps have initially negatively impacted volume. See "Discussion of Forward-Looking Statements."

Each application the Company approves is priced utilizing the Company's proprietary risk-based pricing model. The Company began development of its risk-based pricing model in June 2000 with major enhancements periodically implemented beginning in February 2001. The Company is continually enhancing its pricing model, having implemented its sixth version in the June 2002 quarter. The Company's risk-based pricing model is designed to price new receivables on the basis of mathematical indicators derived from the Company's historical database and incorporate those parameters most predictive of loss and profitability into the Company's chosen credit grades. Therefore, customers with good credit quality and other favorable characteristics are rewarded with lower rates and higher risk accounts are priced at higher rates. The use of the refined risk-based pricing model has resulted in favorable trends in factors such as credit scores, while at the same time allowing the Company to purchase receivables projected to support a ROMA of 1.50%. Since November 2001, the Company has been consistently acquiring receivables with average credit scores of over 700. The average credit score of newly acquired receivables was 702 and 693 for the quarters ended June 30, 2002 and 2001, respectively. As of June 30, 2002 approximately 35% of the outstanding portfolio was priced at a level estimated to support ROMA at or above 1.50%, representing receivable acquisitions since February 2001. The risk-based pricing model is considered a key component of the Company's efforts to enhance profitability and reduce the volatility of future earnings. A number of factors, including loss estimates and the Company's future results of operations, will determine whether it can achieve that targeted performance level and the number of years it may take it to do so. See "Discussion of Forward-Looking Statements."

Critical Accounting Policies

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The Company believes that the following represents the more critical accounting policies used in the preparation of its consolidated financial statements. See "Discussion of Forward-Looking Statements."

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company acquires receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sells a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's receivables. The SPS transfers the same receivables to a trust vehicle (the "Trust"), which issues interest-bearing asset-backed securities. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile receivables. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in the securitization during the six months ended June 30, 2002, was in the form of a specific cash account ("Spread Account") held by the Trust and a surety bond. The Spread Accounts are required by the applicable servicing agreement to be maintained at specified levels.

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

The Company is positioning itself to move away from gain on sale accounting with the goal of structuring the next securitization transaction as a secured financing and recording it on balance sheet. In general, when an on balance sheet secured financing is effected, the Company will not record a gain on sale at the time of the securitization. In addition, the receivables transferred in the securitization and the associated debt will be recorded on its consolidated balance sheet. Also, a provision for estimated credit losses will be recorded on its consolidated financial statements. Although this change in the structure of the Company's securitizations will impact the accounting for future securitizations, the accounting for existing securitizations will not be impacted. The Company believes that by accounting for future securitization transactions in this manner the Company's reported earnings will be less dependent on subjective estimates and cash flow projections, and the Company will be able to provide more readily understandable financial information about its operating results. Management believes that accounting for future securitization transactions as secured financings is in the long term best interest of the Company.

The Company receives base servicing fees for the servicing and collection of the receivables. The Company is entitled to the residual cash flows from the trust (Retained Interest) that represent collections on the receivables in excess of the amounts required to pay the principal and interest on the securities issued in the securitization, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the receivables are allocated first to the base servicing fees, then to the security holders for interest at the interest rate on the securities plus principal as defined in the applicable servicing agreement, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company and such amounts are included as a component of the Retained Interest. Once the required Spread Account level is achieved, the excess is released from the Trust to the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the applicable servicing agreement. The specified credit enhancement levels are defined in the applicable servicing agreement as the Spread Account balance and the subordinate class of notes expressed generally as a percentage of the original collateral principal balance.

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

During the quarter ended March 31, 2002, the Company recorded an $18.8 million charge for the revaluation of Retained Interest, and this charge is reflected as an other than temporary impairment in the accompanying Consolidated Condensed Statement of Earnings (Loss). Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates on 12 pools to reflect higher losses the pools had experienced due primarily to recessionary trends. In addition, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002 by $7.7 million. Each estimate used in the Retained Interest valuation is discussed in detail below. The Company did not record any charges related to the revaluation of Retained Interest during the quarter ended June 30, 2002.

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss experience during the quarter ended March 31, 2002 which more fully incorporate the effects of recent economic events and trends. Although the existing loss curves were the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, recessionary economic trends, and other events. At June 30, 2002, the Company again evaluated the current loss curves and determined that the total expected future loss estimates were appropriate. Except for the one remaining Tier II pool, the Company used net credit loss assumptions ranging from 4.50% to 8.11% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at June 30, 2002. See the pool specific net credit loss assumptions in the "Asset Quality" section below.

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company's prepayment assumptions include estimates for both voluntary prepayments and involuntary prepayments as a result of default. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at June 30, 2002.

Cash accounts interest rate assumptions - The Company reviews the current yield on its cash and spread accounts to the yields originally expected. The current economic and interest rate environment is significantly different than it was when most of the pools were securitized. Accordingly, the Company utilizes a forward interest rate curve which represents future yield expectations on such accounts.

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates that the Company believes are commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). The weighted average discount rate used in the valuation of Retained Interest at June 30, 2002 was 9.67% compared to 10.87% at December 31, 2001.

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

Results of Operations

Net earnings (loss) are summarized in the table below. The net loss was $3.3 million, or $0.11 per diluted share, for the quarter ended June 30, 2002, compared to net loss of $9.2 million, or $0.55 per diluted share, for the quarter ended June 30, 2001. The change from the same quarter of the prior year is primarily due to the recording of a $23.7 million charge for the revaluation of retained interest during the quarter ended June 30, 2001. This was offset by the fact that the Company did not effect a securitization, experienced a loss on interest rate derivatives on held for sale receivables, and experienced a lower net interest margin during the quarter ended June 30, 2002 compared to June 30, 2001. The decrease in the net interest margin was primarily the result of a $3.8 million decrease in discount accretion. Discount accretion for the quarter ended June 30, 2002 was $5.1 million compared to $8.9 million for the quarter ended June 30, 2001. The change in the gain (loss) on interest rate derivatives on securitized receivables was primarily the result of decreases in interest rates from the time of the initiation of the derivative agreements. The gain on sale of receivables, net was zero for the quarter ended June 30, 2002 because the Company did not effect a securitization in the quarter and did not record any change in the valuation of retained interest. This compares to a loss on sales of receivables, net of $13.9 million for the quarter ended June 30, 2001 which was primarily comprised of a $10.1 million gain on sale of receivables, net of $23.7 million of other than temporary impairment.

For the six months ended June 30, 2002, the net loss was $10.2 million, or $0.33 per share, compared to a net loss of $2.6 million, or $0.18 per share, for the six months ended June 30, 2001. The decrease is primarily the result of a $6.4 million decrease in discount accretion and a $10.5 million increase in loss on sale of receivables, net. Discount accretion for the six months ended June 30, 2002 was $10.9 million compared to $17.3 million for the six months ended June 30, 2001. The loss on sale of receivables, net for the six months ended June 30, 2002 was $11.6 million, compared to a loss of $1.1 million for the six months ended June 30, 2001. The loss on sale of receivables for the six months ended June 30, 2002 is primarily comprised of $7.2 million of gain on sale of receivables, net of $18.8 million of other than temporary impairment, compared to loss on sale of receivables primarily comprised of $25.8 million of gain on sale of receivables, net of $26.5 million of other than temporary impairment for the six months ended June 30, 2001.


                                          Quarter ended June 30,              Six months ended June 30,
                                    ----------------------------------    ----------------------------------
                                         2002               2001              2002                2001
                                    ---------------     --------------    --------------     ---------------
                                               (Dollars in thousands, except per share amounts)

Net earnings (loss)                  $ (3,291)           $ (9,163)          $ (10,218)          $ (2,629)
Net earnings (loss) per share        $  (0.11)           $  (0.55)          $   (0.33)           $ (0.18)
  (basic and diluted)




Interest on receivables held for sale increased 34.3% to $5.2 million for the quarter ended June 30, 2002, compared to $3.8 million for the quarter ended June 30, 2001. The increase from the prior quarter related to a higher average held for sale portfolio during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 as shown in the following table. The average held for sale portfolio increased during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 primarily as a result of no securitization being effected in the quarter ended June 30, 2002. For the six months ended June 30, 2002, interest on receivables held for sale decreased 25.0% to $10.9 million from $14.6 million for the six months ended June 30, 2001. The decrease from the prior six month period ended June 30, 2001 is primarily attributed to lower weighted average contract rates during the six months ended June 30, 2002 compared to those experienced in the same period ended June 30, 2001. Interest rates were near historical lows during the six months ended June 30, 2002.


                                               Quarter ended June 30,          Six months ended June 30,
                                            ------------------------------   ------------------------------
                                                2002             2001            2002             2001
                                            -------------    -------------   -------------    -------------

Average held for sale (in thousands)         $ 219,803         $ 76,186       $ 213,689        $ 201,803
Weighted average contract rate                   10.95%           12.56%          10.94%           12.91%



Retained interest and other interest income decreased 43.2% to $5.1 million and decreased 36.9% to $10.9 million for the quarter and six months ended June 30, 2002, respectively, compared to $8.9 million and $17.3 million for the quarter and six months ended June 30, 2001, respectively. The accretion rate has decreased on all impaired pools as the book value and associated expected total future cash flows were adjusted in connection with the other than temporary impairments taken in previous quarters. The individual components of Retained interest and other interest income are shown in the following table:


                                       Quarter ended June 30,             Six months ended June 30,
                                  ---------------------------------   ----------------------------------
                                      2002               2001             2002                2001
                                  --------------     --------------   --------------     ---------------
                                           (In thousands)                      (In thousands)

Discount accretion                  $ 5,038            $ 8,676         $ 10,822            $ 16,946
Other interest income                    34                258              106                 367
                                  --------------     --------------   --------------     ---------------
                                    $ 5,072            $ 8,934         $ 10,928            $ 17,313
                                  ==============     ==============   ==============     ===============


Interest expense decreased 15.9% to $4.5 million and decreased 38.2% to $8.8 million for the quarter and six months ended June 30, 2002, respectively, compared to $5.4 million and $14.3 million for the quarter and six months ended June 30, 2001, respectively. Interest expense for the quarter and six months ended June 30, 2002 decreased due to lower term debt interest expense as a result of the required $22.0 million and $21.7 million principal payments made on the Company's term debt in August 2001 and March 2002, respectively, and lower warehouse expense as a result of lower acquisitions of $402.6 million during the six months ended June 30, 2002 compared to $534.4 million of acquisitions for the same period ended June 30, 2001.

Provision for estimated credit losses increased 61.1% to $1.2 million for the quarter ended June 30, 2002, compared to $715,000 for the same period of 2001. The increase for the quarter ended June 30, 2002 over the corresponding quarter is primarily due to the increase in the level of receivables held for sale at June 30, 2002 compared to June 30, 2001. The provisions for losses increased 108.3% for the six months ended June 30, 2002 to $2.1 million from $1.0 million for the six months ended June 30, 2001. This increase is primarily the result of not effecting a securitization in the June 2002 quarter compared to the delivery of receivables into a securitization during the month of April 2001 related to the 2001-A securitization and the delivery of receivables into a securitization during the month of June 2001 related to the 2001-B securitization.

Gain (loss) on sale of receivables, net. The loss on sale of receivables, net was zero and $11.6 million for the quarter and six months ended June 30, 2002, respectively, compared to a loss of $13.9 million and $1.1 million for the corresponding periods ended June 30, 2001, respectively. There were no securitizations or charges for the revaluation of retained interest during the quarter ended June 30, 2002. The loss on sale of receivables for the quarter ended June 30, 2001 is primarily comprised of a $10.1 million gain on sale of receivables, net of $23.7 million of other than temporary impairment. The loss on sale of receivables, net for the six months ended June 30, 2002 is primarily comprised of a $7.2 million gain, net of $18.8 million other than temporary impairment compared to a $25.8 million gain, net of $26.5 million other than temporary impairment for the six months ended June 30, 2001. On a periodic basis, management reviews the fair value of the estimated recoverable cash flows associated with the Retained Interest for other than temporary impairments. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See "Critical Accounting Policies."

Gain (loss) on sale of receivables, net for the six months ended June 30, 2002 included a charge for other than temporary impairment of $18.8 million. Approximately $23.0 million of the charge for other than temporary impairment related to increased loss rate estimates, netted against a benefit expected from increasing reinvestment income and a charge from changes in the discount rate assumption. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss data experienced in recent months which more fully reflect the effects of the recent economic events and trends. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. In addition, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest. This change in estimate increased the fair value of Retained Interest by $12.1 million as of March 31, 2002, and had the effect of reducing the other than temporary impairment for the quarter ended March 31, 2002 by $7.7 million pre-tax ($4.9 million net of taxes) or $0.16 per diluted share. These modeling enhancements are further discussed in "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

The gain on sales of receivables continues to be a significant element of the Company's net earnings. The gain on sales of receivables is affected by several factors but is primarily affected by the amount of receivables securitized, the net spread, the level of estimation of net credit losses, discount rate, and prepayment rate. The Company is positioning itself to move away from gain on sale accounting with the goal of structuring the next transaction as a secured financing and recording it on balance sheet. The Company believes that by accounting for future transactions in this manner the Company's reported earnings will be less dependent on fundamental estimates and cash flow projections, and the Company will be able to provide more readily understandable financial information about the Company's operating results. Management believes this change is in the long term best interest of the Company. See "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

Selected Securitization Data (1) (2):                 Quarter ended
                                                    ------------------
                                                      June 30, 2001
                                                    ------------------

                                                        2001 - B

Original amount (in millions)                            $150.0
Weighted average receivable rate                         12.61%
Weighted average certificate rate                         5.19%
Gross spread (3)                                          7.42%
Net spread (4)                                            5.01%
Weighted average remaining maturity (in months)           74.4
Weighted average estimated life (in years)                2.05
Annual credit loss assumption (5)                         2.32%
Cumulative credit loss assumption                         4.75%
Average prepayment speed assumption (6)                  28.60%
Discount rate assumption                                 13.25%

(1) The Company did not effect a securitization during the quarter ended June 30, 2002.
(2)  Information at time of securitization.
(3) Difference between weighted average receivable rate and weighted average certificate rate.
(4) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.
(5) Computed as the cumulative credit loss assumption divided by the weighted average estimated life.
(6) In the quarter ended June 30, 2001, the Company began using a prepayment curve rather than a static prepayment assumption.

Gain (loss) on interest rate derivatives on securitized receivables. There was no gain (loss) on interest rate derivatives on securitized receivables for the quarter ended June 30, 2002, compared to a loss of $2.4 million for the quarter ended June 30, 2001, due to the fact that the Company did not effect a securitization during the quarter ended June 30, 2002. The loss on interest rate derivatives on securitized receivables for the six months ended June 30, 2002 was $1.0 million, compared to $12.8 million for the six months ended June 30, 2001. This decrease was primarily the result of the interest rate environment at the time of the securitization during the quarter ended March 31, 2002 compared to that in the six months ended June 30, 2001 as well as a new strategy that seeks the most effective hedge instrument while minimizing cash outflows utilized during the six months ended June 30, 2002. See the "Financial Condition" section below for additional discussions regarding the Company's interest rate derivative strategy.

Gain (loss) on interest rate derivatives on held for sale receivables. There was a loss on interest rate derivatives on held for sale receivables of $5.3 million and $5.7 million for the quarter and six months ended June 30, 2002, respectively, compared to a gain on interest rate derivatives on held for sale receivables of $1.6 million and $4.8 million for the quarter and six months ended June 30, 2001 respectively. Gain (loss) on interest rate derivatives on held for sale receivables is the result of a net increase (decrease) in interest rates from the time of the initiation of the derivative agreements. These changes in the fair value of interest rate derivatives on held for sale receivables result in a cash impact at the time a securitization is effected. This cash impact is mostly offset over the life of the securitization because the same change in market rates generally result in a higher or lower average interest rate on the notes issued in the securitization. See "Discussion of Forward-Looking Statements" and "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

Servicing fee income is the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fee income decreased 18.0% to $6.6 million income for the quarter ended June 30, 2002, compared to $8.0 million for the quarter ended June 30, 2001. Servicing fees decreased 15.5% to $13.4 million for the six months ended June 30, 2002 compared to $15.9 million for the six months ended June 30, 2001. The decrease in servicing fees for the quarter ended June 30, 2002 is a result of the 20.3% decrease in the average securitized servicing portfolio of $2.5 billion for the quarter ended June 30, 2002 compared to $3.2 billion for the quarter ended June 30, 2001. The decrease in servicing fees for the six months ended June 30, 2002 is a result of the 16.6% decrease in the average securitized servicing portfolio of $2.6 billion for the six months ended June 30, 2002 compared to $3.1 billion for the six months ended June 30, 2001.

Late charges and other fees increased 51.6% to $2.4 million and increased 32.8% to $4.6 million for the quarter and six months ended June 30, 2002, respectively, from $1.6 million and $3.5 million for the quarter and six months ended June 30, 2001. Other fees consist primarily of late charges, phone pay fees, gross profit from the dealership sales and other fee income. Beginning in the quarter ended December 31, 2001, the Company implemented a new fee charged to customers for making payments over the phone, which are also referred to as "phone pay fees." The increase in the quarter and six months ended June 30, 2002 over the quarter and six months ended June 30, 2001 resulted primarily from increased phone pay fees.

Total operating expenses decreased 8.1% and 8.9% to $13.3 million and $26.7 million for the quarter and six months ended June 30, 2002, respectively, compared to $14.5 million and $29.3 million for the quarter and six months ended June 30, 2001, respectively. During the quarter ended December 31, 2001, management implemented several expense reduction initiatives and the Company is experiencing some of the benefits of these initiatives which are aimed at lowering the operating expense ratio through operating efficiencies, improved technology and appropriate staffing levels. A Company wide operational review was performed and numerous cost-saving improvements were put into practice. Given the recent trends resulting from these initiatives, management anticipates the Company may experience a potential of $7.0 million reduction in expenses for the twelve months ended December 31, 2002 compared to the similar period ended December 31, 2001. Management continues to evaluate the Company's processes for additional efficiencies in its operations. See "Discussion of Forward-Looking Statements."

Total operating expenses as a percentage of the average servicing portfolio was 1.94% and 1.90% for the quarter and six months ended June 30, 2002, respectively, compared to 1.78% and 1.77% for the quarter and six months ended June 30, 2001, respectively. The increase in operating expenses as a percentage of the average servicing portfolio can be attributed to a 15.4% and 15.2% decrease in the average servicing portfolio over the quarter and six months ended June 30, 2001, respectively.

Salaries and benefits decreased 10.4% and 13.2% to $7.7 million and $15.2 million for the quarter and six months ended June 30, 2002, respectively, from $8.6 million and $17.5 million for the quarter and six months ended June 30, 2001, respectively. The decrease for the quarter and six months ended June 30, 2002 was primarily related to the staff reductions, thereby lowering payroll and related tax expenses but was partially offset by approximately $488,000 of severance payments related to the staff reductions.

Provision for income taxes were a $1.8 million and $5.8 million benefit for the quarter and six months ended June 30, 2002, respectively, compared to $4.7 million and $868,000 benefit for the corresponding quarter and six months ended June 30, 2001. The change for the quarter and six months is the result of a net loss before income taxes of $5.1 million and $16.0 million for the quarter and six months ended June 30, 2002, respectively, compared to net loss before income taxes of $12.8 million and $2.5 million for the quarter and six months ended June 30, 2001, respectively.

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

The principal balance for receivables held for sale, net is higher at June 30, 2002 than at December 31, 2001 primarily because the Company elected to forego a securitization during the quarter ended June 30, 2002. Selected information regarding the Receivables held for sale, net and the servicing portfolio at June 30, 2002 and December 31, 2001 is summarized in the following table:


                                       June 30,                 December 31,
                                         2002                       2001
                                   -------------------       -------------------
                                                   (In thousands)

Receivables held for sale, net        $ 286,533                 $ 176,511
Allowance for net credit losses          (1,837)                   (2,054)
Securitized assets serviced           2,429,066                 2,788,006
Total servicing portfolio             2,711,803                 2,962,075


Retained interest in securitized assets ("Retained Interest"). Retained Interest decreased $5.2 million to $193.1 million at June 30, 2002, from $198.3 million at December 31, 2001. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the securitization during the quarter ended March 31, 2002 including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, other than temporary impairment and net change in unrealized gain. The Company's collections, detailed in the table below, are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the change in Retained Interest.


Balance at December 31, 2001                                      $ 198,251

Amounts capitalized (including estimated dealer rebates)             14,755
Collections                                                         (19,156)
Accretion of discount                                                10,804
Change in spread accounts                                             8,070
Other than temporary impairments                                    (18,836)
Net change in unrealized gain                                          (775)
                                                               -------------

Balance at June 30, 2002                                          $ 193,113
                                                               =============




The following table illustrates, in thousands, the components of the change in spread accounts.

Balance at December 31, 2001                                       $ 91,393

Net excess cash flows deposited to spread accounts                   19,686
Initial spread account deposits                                       2,850
Interest earned on spread accounts                                      831
Less:  excess cash flows released to the Company                    (15,297)
                                                               -------------

Balance at June 30, 2002                                           $ 99,463
                                                               =============



Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At June 30, 2002, the allowance relating to securitized receivables totaled $127.9 million, or 5.26% of the total securitized receivable portfolio, compared to $153.0 million, or 5.49%, at December 31, 2001. See "Critical Accounting Policies" for additional discussions regarding Retained Interest and "Discussion of Forward-Looking Statements."

Other Assets are as follows (in thousands):

                                                  June 30,          December 31,
                                                    2002                2001
                                              -----------------   --------------
Repossessed assets                                $ 5,900             $ 9,566
Accrued servicing fees                              4,571               3,086
Current and deferred income tax receivable         18,869               9,201
Other                                               7,194              11,808
                                              -----------------   --------------
                                                 $ 36,534            $ 33,661
                                              =================   ==============

The decrease in the repossessed assets is the result of a lower level of inventory of repossessed vehicles. The level of inventory is largely dependent on factors such as the number of repossessions and fluctuations in the local wholesale and retail markets. The increase in current and deferred income taxes receivable is the result of the net loss for the six months ended June 30, 2002. The decrease in other is primarily the result of the hedging activities. At December 31, 2001, the fair value of the interest rate caps was approximately $4.0 million and was included on the balance sheet as an other asset. At June 30, 2002, the fair value of the interest rate derivatives on held for sale receivables was a liability of approximately $4.9 million and was included in Other payables and accrued expenses.

The Company utilizes interest rate caps in projected falling interest rate environments and uses interest rate swaps in projected rising interest rate environments. The fair value of interest rate derivatives is recorded on the balance sheet. Subsequent changes in the fair value of the interest rate derivative are recorded on the balance sheet and on the statement of earnings as a gain (loss) on interest rate derivatives on held for sale receivables. The Company will utilize the most cash and risk efficient hedging mechanism depending on management's assessment of the interest rate environment at the time. See "Discussion of Forward-Looking Statements."

Notes payable were $226.5 million at June 30, 2002, compared to $100.3 million at December 31, 2001. The increase is the result of the Company not effecting a securitization in the June 2002 quarter.

Term debt was $122.3 million at June 30, 2002, compared to $133.0 million at December 31, 2001. The decrease was the result of a required principal payment made on the Company's senior notes in March 2002 of $21.7 million offset by the $11.0 million of privately issued senior notes by the Company during May 2002. The Company retired the remaining $22.0 million of its senior notes issued in August 1995 on August 1, 2002.


Liquidity and Capital Resources

Sources and Uses of Cash in Operations. Net cash used in operating activities was $122.7 million compared to net cash provided in operating activities of $168.6 million for the six months ended June 30, 2002 and 2001, respectively. The change was primarily attributable to lower receivables securitized than acquired during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Net cash provided by investing activities was $10.7 million and $31.3 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from the prior period primarily relates to the decrease in the collections on retained interest in securitized assets but was partially offset by a smaller use of cash related to the spread accounts. Net cash provided by financing activities for the six months ended June 30, 2002 was $103.4 million compared to net cash used in financing activities of $135.4 million for the six months ended June 30, 2001. The primary factor for this change is the difference in the timing of the securitizations and receivables acquisition volume subsequent to each securitization for the six months ended June 30, 2002 compared to the quarter ended June 30, 2001 as well as a principal payment of $21.7 million made on the Company's senior notes.

The Company has substantial capital requirements to support its ongoing operations and anticipated growth. The Company's sources of liquidity are currently funds from operations, securitization transactions and external financing including term debt, a residual facility and revolving warehouse credit facilities in addition to the existing cash balances as of June 30, 2002. Historically, the Company has used the securitization of receivables as its primary source of term funding. In August 1999, the Company established an additional source of liquidity through a securitization arrangement with a commercial paper conduit. This facility has capacity of $550 million, and $349.0 million was utilized at June 30, 2002. Securitization transactions enable the Company to improve its liquidity, to recognize gains from the sales of the receivable pools while maintaining the servicing rights to the receivables, and to control interest rate risk by matching the repayment of amounts due to investors in the securitizations with the actual cash flows from the securitized assets. Between securitization transactions, the Company relies primarily on the revolving warehouse credit facilities to fund ongoing receivable acquisitions not including dealer premiums. In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund the advances of dealer premiums, securitization costs, servicing obligations and other cash requirements previously described. The Company's ability to borrow under revolving warehouse credit facilities and its residual credit facility is dependent upon its compliance with the terms and conditions thereof. The Company's ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company's financial condition and results of operations. Moreover, the Company's financial condition and projected receivable acquisition growth may be impaired if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions to borrowing under revolving warehouse credit facilities or the recently established residual facility discussed below. The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs. The Company has several options for funding including, but not limited to, a public asset-backed securitization, a sale into a commercial paper facility, a private sale, or temporarily holding the receivables. The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its securitizations in the future depending on the Company's cash position and available short-term funding.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on the change in interest rates. In the six months ended June 30, 2002, derivative financial instrument transactions used cash of $1.0 million compared to cash used of $12.8 million during the six months ended June 30, 2001. This change is primarily the result of the implementation of the use of interest rate caps in May 2001.

Warehouse   facilities.   The  Company  currently  has  credit  facilities  with
independent financial institutions for a total of $550.0 million to fund receivable acquisitions. A $350.0 million credit facility is insured by a surety bond while a $200.0 million credit facility is not. At June 30, 2002, $226.5 million of the capacity was utilized, and an additional $46.4 million was available to borrow based on the outstanding principal balance of eligible receivables. The Company is currently in the process of renewing both facilities which are set to expire in August 2002. At December 31, 2001, $100.3 million of the capacity was utilized, and an additional $66.1 million was available to borrow based on the outstanding principal balance of eligible receivables. The Company typically attempts to maintain warehouse capacity for six months of receivable acquisitions. Given the Company's projected receivable acquisition growth over the next six months, its existing financial resources, and the cost to maintain this facility, it determined this $200.0 million facility was not needed. The Company will continue to evaluate its future warehouse needs. See "Discussion of Forward-Looking Statements."


 Credit Facility          Outstanding              Expiration
    Capacity            at June 30, 2002              Date
------------------   -----------------------   -------------------
               (in millions)
     $ 350.0                 $226.5               August 2002
     $ 200.0                  None                August 2002




Residual Facility. As part of the Company's overall term debt refinancing plan, the Company established, through a subsidiary, a $55.0 million residual funding facility in April 2002, to be secured upon funding by residual interests in securitizations. The facility has a 364-day revolving feature and requires a $5.0 million reserve account when funded. This facility is subject to funding conditions.

Term debt. The Company's term debt consists of Senior and Senior Subordinated Notes. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes was payable semiannually, and principal payments of $22.0 million began on August 1, 1998 and were due annually on August 1 until maturity. The Company made its final principal payment on these notes on August 1, 2002. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment was made in March 2002, in the amount equal to approximately 33 1/3% of the stated original balance, or $21.7 million. As an additional part of the Company's refinancing plan, on May 1, 2002, the Company completed a private placement of $11.0 million of 12.00% unsecured Senior Notes due April 30, 2007 with interest payable quarterly and principal due at maturity. The Company has the option to call the notes with 60 days notice given, with a premium due in the event of a call prior to the fourth year of the note term.

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

Capitalization and Effect on Results of Operations. The Company is pursuing a capital strategy intended to enhance its ratio of capital to managed assets (including its securitized servicing portfolio) over time. Management's objective is to raise the equity to managed assets of 5.53% as of June 30, 2002 to approximately 8.00% over the next few years. Additionally, if the Company can effectively price receivable acquisitions relative to risk, management expects that it should be able to increase its return on managed assets and return on equity over the next several years. As of June 30, 2002, the Company had term debt obligations totaling approximately $122.3 million, of which $22.0 million was paid on August 1, 2002, and $43.3 million, $46.0 million and $11.0 million is due in December 2002, March 2003 and April 2007, respectively. As part of the Company's overall refinancing plan related to its term debt, its current capital resources include available cash and borrowing capacity of approximately $112.0 million. Of this amount, $49.0 million would be available under the residual facility, which is subject to funding conditions. Most notably, availability under this facility will decline to $27.0 million if $22.0 million of this facility is not syndicated by October 2002. Management is in negotiations with potential lenders to accept this position. Management continues to evaluate proposals to enhance the Company's long-term capital position, including possible issuance of additional equity securities, and believes that such arrangements will be timely implemented to accommodate the Company's cash requirements. It should be noted, however, that the cash requirements of operations depend on a number of factors that are difficult to predict, including the costs of interest rate hedging transactions, the level of credit enhancements required to securitize receivables, performance trigger events within the securitizations which may restrict the release of cash, dealer reserve levels and similar matters. See "Discussion of Forward-Looking Statements."

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


                                                                      Credit Loss Experience
                                                                       For the Quarter Ended
                                  --------------------------------------------------------------------------------------------------

                                  June 30, 2002              March 31, 2002              December 31, 2001          June 30, 2001
                                  -------------------------- --------------------------  -------------------------- ----------------
                                                                             (Dollars in thousands)

                                     Number of               Number of              Number of                 Number of
                                   Receivables   Amount    Receivables   Amount    Receivables   Amount     Receivables    Amount
                                   -----------   ------    -----------   ------    -----------   ------     ------------   -------

Average servicing portfolio         224,928    $2,750,719    234,476   $2,871,966    245,563    $3,027,302     261,498   $3,251,799

Gross charge-offs                     3,584    $   44,146      4,531   $   54,075      4,169    $   47,776       2,903   $   36,888
Recoveries                                         16,104                  20,101                   14,600                   13,256
                                             ------------              ----------               ----------               -----------
  Net charge-offs                              $   28,042              $   33,974               $   33,176               $   23,632
                                             ============              ===========              ==========               ===========

Gross charge-offs as a
  percentage of average
  servicing portfolio (1)              6.37%         6.42%      7.73%        7.53%      6.79%         6.31%       4.44%        4.54%
Recoveries as a percentage of
  gross charge-offs                                 36.48%                  37.17%                   30.56%                   35.94%
Net charge-offs as a percentage
  of average servicing
   portfolio (1)                                    4.08%                    4.73%                    4.38%                    2.91%
    (1) Annualized



                                                                    Credit Loss Experience
                                                                   For the Six Months Ended
                                      -----------------------------------------------------------------------------------

                                      June 30, 2002               December 31, 2001           June 30, 2001
                                      --------------------------- --------------------------  ---------------------------
                                                                    (Dollars in thousands)

                                         Number of                  Number of                  Number of
                                       Receivables      Amount     Receivables      Amount    Receivables      Amount
                                       -----------      ------     -----------      ------    -----------      ------
Average servicing portfolio             229,702      $ 2,811,342    250,025     $ 3,089,247      265,258     $ 3,315,391

Gross charge-offs                         8,115         $ 98,221      7,807        $ 94,428        6,054        $ 75,092
Recoveries                                                36,205                     32,304                       29,393
                                                  ---------------             --------------               --------------
  Net charge-offs                                       $ 62,016                   $ 62,124                     $ 45,699
                                                  ===============             ==============               ==============

Gross charge-offs as a percentage
  of average servicing portfolio (1)      7.07%            6.99%      6.25%           6.11%        4.56%           4.53%
Recoveries as a percentage of
  gross charge-offs                                       36.86%                     34.21%                       39.14%
Net charge-offs as a percentage
  of average servicing portfolio (1)                       4.41%                      4.02%                        2.76%
    (1) Annualized




                                                                   Delinquency Experience
                             ----------------------------------------------------------------------------------------------------

                                 At June 30, 2002        At March 31, 2002        At December 31, 2001       At June 30, 2001
                             ------------------------- -----------------------   -----------------------  -----------------------
                                                                   (Dollars in thousands)

                               Number of                 Number of                 Number of                Number of
                              Receivables   Amount      Receivables    Amount     Receivables    Amount    Receivables    Amount
                             ----------  ------------- ------------- ----------   ------------ ---------  ------------- ----------

Servicing portfolio            221,884     $2,711,525    231,676   $2,838,139      241,178   $2,961,737     258,852   $3,210,336
Delinquencies:
  30-59 days                     5,260       $ 61,235      5,665     $ 66,393        7,329     $ 84,748       5,476     $ 62,999
  60-89 days                     2,614         31,052      2,641       33,105        3,605       44,100       2,938       36,856
  90 days or more                  906         10,561      1,000       11,517        1,504       17,121       1,233       14,871
                             ----------  ------------- -----------------------   -----------------------  -----------------------
Total delinquencies              8,780      $ 102,848      9,306    $ 111,015       12,438    $ 145,969       9,647    $ 114,726
                             ==========  ============= =======================   =======================  =======================

Delinquency as a percentage
  of servicing portfolio         3.96%          3.79%      4.02%        3.91%        5.16%        4.93%       3.73%        3.57%

Delinquency as a percentage
  of servicing portfolio
  excluding bankruptcies                        3.14%                   3.14%                     4.12%                    2.73%



Net credit losses as a percentage of the average servicing portfolio were 4.08% for the quarter ended June 30, 2002, a decrease from 4.73% and 4.38% for the quarters ended March 31, 2002 and December 31, 2001, respectively, and an increase from 2.91% for the quarter ended June 30, 2001. The decrease in losses for the quarter ended June 30, 2002 compared to the prior quarter can be primarily attributed to the effectiveness of the improved collection activities and lower delinquency at March 31, 2002. Net credit losses as a percentage of the average servicing portfolio increased to 4.41% for the six months ended June 30, 2002 compared to 4.02% and 2.76% for the six months ended December 31, 2001 and June 30, 2001, respectively. The increase in losses for the six months ended June 30, 2002 can primarily be attributed to the remaining effects of a recessionary economy in the quarter ended March 31, 2002, offset by improved collection activities in the quarter ended June 30, 2002. These external economic factors along with the aging of the portfolio combined to increase the Company's net credit losses for the six months ended June 30, 2002.

Recoveries as a percentage of gross charge-offs were 36.48%, 37.17%, 30.56% and 35.94% for the quarters ended June 30, 2002, March 31, 2002, December 31, 2001, and June 30, 2001, respectively. Recovery rates dropped slightly from the March 2002 quarter to the June 2002 quarter due to a weaker used vehicle market as the result of greater incentives offered by the auto manufacturers to customers to purchase new vehicles. In addition, the type of used vehicles that have been moving into the market tend to be the certified pre-owned vehicles which meet the eligibility requirements to be financed through the captive finance companies currently offering the increased incentives. This movement can have the effect of depressing the market for the remaining used vehicles.

As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over decreased to 3.79% at June 30, 2002 compared to 3.91% at March 31, 2002 and 4.93 at December 31, 2001, and increased from 3.57% at June 30, 2001. The Company attributes the improvement this quarter primarily to the Company's technology initiatives instituted by its new collection management, including the recent implementation of software designed to increase the frequency of collectors being connected to the appropriate party, internet and voice response payment programs and two behavioral scoring models. As anticipated, the Company began to witness the improvement in delinquency trends reflected in lower credit losses during the June 2002 quarter. During each month for the six months ended June 30, 2002, the collection department has successfully decreased the dollar amount of delinquencies, thus generating fewer accounts to roll into loss in the future. See "Discussion of Forward-Looking Statements."

One factor that has contributed to the higher delinquency and credit loss percentages from the same period last year is the declining servicing portfolio. The total servicing portfolio has been on a steady decline for five quarters dropping from $3.2 billion at June 30, 2001 to $2.7 billion at June 30, 2002. The total dollar delinquencies of $102.8 million at June 30, 2002 are the lowest since September 2000. The total dollar net charge offs were $28.0 million for the quarter ended June 30, 2002, the lowest level since the quarter ended June 30, 2001. The delinquency and quarterly credit loss percentages as of, and for the quarter ended June 30, 2002, would be 3.20% and 3.45% using a twelve month lag which isolates the effect of the portfolio decline. See "Discussion of Forward-Looking Statements."

Provisions are made for estimated net credit losses in conjunction with each securitization. The cumulative credit loss assumption used on the securitization during the six months ended June 30, 2002 was 4.50%, compared to 4.75% for the prior year corresponding period. The reduction in the credit loss assumption from the prior year quarter is due to improved credit quality in receivable acquisitions. See additional discussions regarding the Company's credit scores in the "Acquisition Volume and Pricing" section above. The allowance for estimated credit losses on all securitized receivables (inherent in Retained Interest) was 5.26% at June 30, 2002, compared to 5.67% at March 31, 2002 and 5.37% at June 30, 2001.

Over the past year, the Company has put forth extensive effort to improve the accuracy of cash flow projections related to the components of Retained Interest and to fully leverage its risk-based relational database. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss data experienced in the quarter ended March 31, 2002 which more fully reflect the effects of the recent economic events and trends. At June 30, 2002, the Company again evaluated the current loss curves and determined that the total expected future loss estimates were appropriate. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. See "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

Selected information about the Company's active securitizations are presented below:

                                                               Remaining
                                                              Balance at        Net Loss       Expected
                                             Original          June 30,        to Original    Cumulative
            Securitizations                   Amount              2002          Balance        Net Loss
----------------------------------------------------------------------------- -------------  --------------
                                                                                  (1)             (2)
                                               Dollars in thousands)

UACSC  2002-A Auto Trust                     $ 300,000        $ 260,549           0.13%           4.50%
UACSC  2001-C Auto Trust                       330,000          248,685           0.81%           4.75%
UACSC  2001-B Auto Trust                       150,002          102,556           1.32%           4.75%
UACSC  2001-A Auto Trust                       573,000          338,690           2.44%           6.05%
UACSC  2000-D Auto Trust                       510,001          281,283           3.24%           6.23%
UACSC  2000-C Auto Trust                       500,000          246,409           3.41%           6.36%
UACSC  2000-B Auto Trust                       534,294          251,814           4.76%           7.41%
UACSC  2000-A Auto Trust                       282,721          107,526           4.48%           6.51%
UACSC  1999-D Auto Trust                       302,693          107,131           6.06%           8.11%
UACSC  1999-C Auto Trust                       364,792          117,231           5.42%           7.02%
UACSC  1999-B Auto Trust                       340,233           95,215           5.81%           7.11%
UACSC  1999-A Auto Trust                       320,545           75,212           6.07%           7.01%
UACSC  1998-D Auto Trust                       275,914           52,944           5.25%           5.87%
UACSC  1998-C Auto Trust                       351,379           59,663           4.93%           5.40%
UACSC  1998-B Auto Trust                       267,980           36,265           4.38%           4.85%
UACSC  1998-A Auto Trust                       228,938           26,542           4.41%           4.79%
UACSC  1997-D Auto Trust (3)                   204,147           17,950           4.12%           4.75%
                                         ------------------------------------
  Total Tier I Securitized Trusts            5,836,639         2,425,665

PSC 1998-1 Grantor Trust                        28,659             3,401          10.57%         12.00%
                                         ------------------------------------
       Grand Total                         $ 5,865,298       $ 2,429,066
                                         ====================================


(1)  Net loss to original balance at June 30, 2002.
(2)  Forward - looking information.
(3)  Pool was paid in full August 2002.

Discussion of Forward-Looking Statements

The above discussions and notes to consolidated condensed financial statements contain forward-looking statements made by the Company regarding its results of operations, effects of changes in accounting policies, cash flow needs and liquidity, receivable acquisition volume, target spreads, potential credit losses, recovery rates, prepayment rates, servicing income and other aspects of its business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, demand for new and used autos, competition, availability of capital resources, changes in interest rates, and consumer credit and delinquency trends. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the six-month transition period ended December 31, 2001 which is incorporated herein by this reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. The commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on those receivables. The Company generally realizes a gain on its economic hedging transactions during periods of increasing interest rates and generally realizes a loss on such transactions during periods of decreasing interest rates. At June 30, 2002, the Company has an unrealized hedging loss of $4.9 million based on notional amounts outstanding of $342.1 million. The fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and term debt at June 30, 2002:


                            Six months
                              ended
                            December 31,
                               2002        2003      2007     Total  Fair Value
                         -------------------------------------------------------
                                        (Dollars in thousands)

Notes Payable                $ 226,516   $    -             $ 226,51    $226,516
 Weighted average variable        4.03%

Term debt                    $  65,333   $ 46,000  $11,000  $122,333    $121,235
 Weighted average
     fixed rate                   8.05%      9.99%   12.00%    9.13%


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

At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows (in thousands):


                                     Expected
                                    Cumulative                                                  Spread
                                    Net Credit          Discount          Prepayment           Interest
                                      Losses              Rate              Speed                Rate
                                 (pool life rate)     (annual rate)        (curve)              (curve)
                                 -----------------  -----------------  -----------------   -----------------
Impact on fair value of
10% adverse change                  $ (29,304)          $ (4,862)          $ (5,871)           $ (1,753)
20% adverse change                  $ (57,724)          $ (9,574)         $ (13,991)           $ (3,504)





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

Item 1.  Legal Proceedings

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

Plaintiffs filed a motion for class certification in both cases on July 15, 2002. The Company denies the allegations in both complaints and has filed motions to dismiss in both cases. The Company believes the complaints have no merit and will vigorously defend these cases.


Item 4.  Submission of Matter to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders on May 14, 2002, the following nominees were elected to the Board of Directors.


                                 Affirmative        Votes
                                    Votes          Withheld
                                --------------  ---------------

Lee N. Ervin                       20,080,011        46,450
Thomas C. Heagy                    20,079,711        46,750
William E. McKnight                20,079,511        46,950
Donald A. Sherman                  20,080,111        46,350




The following proposal was approved at the Company's Annual Meeting on May 14, 2002:

Ratification of appointment of auditors. Deloitte and Touche LLP was retained as the Company's auditors for the year ending December 31, 2002. The votes were as follows: 20,112,210 Affirmative Votes; 7,951 Negative Votes, and 6,300 Votes Abstained.

Item 5.  Other Information

The Company has recently announced the following executive officer appointments and board changes:

     Lee N. Ervin has been appointed Chief Executive Officer, in addition to his status as President, effective August 5, 2002. Michael G. Stout elected to step down as Chairman and Chief Executive Officer, but remains on the Board of Directors. John M. Eggemeyer, an incumbent director, has been named Chairman of the Board of Directors effective August 5, 2002.


     Mark R.  Turner was named  Executive  Vice  President  and Chief  Financial
     Officer   effective  August  1,  2002.  Mr.  Turner  previously  served  as vice-president of corporate risk management for Ford Motor Credit Co.


     Stephen D. Saulnier was named Senior Vice President of Originations effective July 8, 2002. Mr. Saulnier previously served as executive manager of finance services at American Isuzu Motors, Inc.

     Phillip L. Cassata was named Senior Vice President of Sales effective March 8, 2002. Mr. Cassata previously served as corporate sales manager at Isuzu Motors Acceptance Corporation.

     Gary Levine was named Senior Vice President of Business Development effective August 6, 2002. Mr. Levine previously served as executive vice president of the sub-prime automobile department of Amernican Investment Bank.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with this report:

         4.1 Amendment No. 2, effective July 1, 2002, to the Note Purchase Agreement dated as of March 24, 1997, relating to Senior Notes due 2002.

         4.2 Amendment No. 2, effective July 1, 2002, to Note Purchase Agreements dated as of April 3, 1996, relating to Senior Subordinated Notes due 2003.

        10.1   Employment   Agreement  dated  as  of  August  1,  2002,  between
               Registrant and Mark R. Turner.

        10.2   Employment   Agreement  dated  as  of  August  1,  2002,  between
               Registrant and Douglas E. Starkey.


     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Acceptance Corporation


August 14, 2002                  By: /s/ Lee N. Ervin
                                    -------------------------------------
                                    Lee N. Ervin
                                    President and Chief Executive Officer


August 14, 2002                  By: /s/ Mark R. Turner
                                    --------------------------------------
                                    Mark R. Turner
                                    Treasurer, Chief Financial Officer and
                                    Executive Vice President

                                  CERTIFICATION

Each of the undersigned officers hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Union Acceptance Corporation.


/s/ Lee N. Ervin                          /s/ Mark R. Turner
-----------------------------            ---------------------------------
Lee N. Ervin,                            Mark R. Turner,
President and Chief Executive Officer    Treasurer, Chief Financial Officer and
                                         Executive Vice President