Form 10-Q
period 2002-09-30
UNION ACCEPTANCE CORP
filed 2002-11-19
CIK 927790

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

                  Class                         Outstanding at November 15, 2002

         Common Stock, without par value                    31,019,150

                  UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


                                                                           Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (unaudited):

         Consolidated Condensed Balance Sheets as of
         September 30, 2002 and December 31, 2001                            3

         Consolidated Condensed Statements of Loss
         for the Three and Nine Months Ended September 30, 2002 and 2001     4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2002 and 2001                       5

         Consolidated Condensed Statement of Shareholders' Equity for the
         Nine Months Ended September 30, 2002                                6

         Notes to Consolidated Condensed Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         31

Item 4.  Controls and Procedures                                            32

Part II. OTHER INFORMATION                                                  32

Item 1.  Legal Proceedings                                                  32

Item 6.  Exhibits and Reports on Form 8-K                                   34

         Signatures                                                         35

         Certifications                                                     36

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

                                                                           September 30,         December 31,
Assets                                                                         2002                  2001
                                                                         ------------------    ------------------
Cash and cash equivalents                                                     $ 14,485              $ 14,244
Restricted cash                                                                  9,382                 4,650
Receivables held for sale, net                                                 487,906               176,511
Retained interest in securitized assets                                        141,527               198,251
Accrued interest receivable                                                      2,736                 1,323
Property, equipment, and leasehold improvements, net                             3,525                 8,516
Held for sale assets                                                             4,001                     -
Refundable and deferred income taxes                                            22,085                10,467
Other assets                                                                    17,676                23,194
                                                                         ----------------    ------------------

  Total Assets                                                                $703,323             $ 437,156
                                                                         ================    ==================

Liabilities and Shareholders' Equity

Liabilities

Notes payable                                                                 $445,483             $ 100,300
Term debt                                                                      100,333               133,000
Accrued interest payable                                                         1,197                 2,393
Amounts due to trusts                                                           19,452                18,610
Other payables and accrued expenses                                             24,828                 8,153
                                                                         ----------------    ------------------

  Total Liabilities                                                            591,293               262,456
                                                                         ----------------    ------------------

Commitments and Contingencies                                                          -                     -

Shareholders' Equity

 Preferred Stock, without par value, authorized
   10,000,000 shares; none issued and outstanding                                      -                     -

 Common Stock, without par value, authorized
   130,000,000 shares at September 30, 2002 and December 31, 2001;
   31,019,150 and 30,926,606 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively                      145,900               145,374

  Accumulated other comprehensive earnings (loss), net of taxes                     23                   450
  Retained earnings (deficit)                                                  (33,893)               28,876
                                                                         ----------------    ------------------

   Total Shareholders' Equity                                                  112,030               174,700
                                                                         ----------------    ------------------

   Total Liabilities and Shareholders' Equity                                 $703,323             $ 437,156
                                                                         ================    ==================

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Loss
(Dollars in thousands, except share data)
(Unaudited)

                                                                  Quarter Ended                   Nine Months Ended
                                                                  September 30,                     September 30,
                                                          -------------------------------   -------------------------------
                                                               2002             2001             2002            2001
                                                          ---------------  --------------   --------------- ---------------

Interest on receivables held for sale                        $ 10,892         $ 5,457          $ 21,825        $ 20,028
Retained interest and other                                     4,747           5,943            15,669          23,243
                                                          ---------------  --------------   --------------- ---------------
   Total interest income                                       15,639          11,400            37,494          43,271
Interest expense                                                5,533           4,685            14,351          18,960
                                                          ---------------  --------------   --------------- ---------------
   Net interest margin                                         10,106           6,715            23,143          24,311
Provision for estimated credit losses                           2,195             650             4,309           1,665
                                                          ---------------  --------------   --------------- ---------------
   Net interest margin after provision
     for estimated credit losses                                7,911           6,065            18,834          22,646

Gain on sales of receivables                                        -           7,962             7,283          33,406
Revaluation of retained interest                              (46,764)        (44,000)          (65,600)        (70,496)
Loss on interest rate derivatives
 on securitized receivables                                         -          (2,584)             (976)        (15,412)
Gain (loss) on interest rate derivatives
 on held for sale receivables                                 (10,805)              -           (16,546)          4,769
Servicing fee income                                            5,818           7,610            19,221          23,464
Late charges and other fees                                     2,477           1,505             6,649           4,669
                                                          ---------------  --------------   --------------- ---------------
  Other revenues                                              (49,274)        (29,507)          (49,969)        (19,600)
                                                          ---------------  --------------   --------------- ---------------
Salaries and benefits                                           7,537           7,761            22,020          24,131
Other expenses                                                  5,268           5,504            16,186          16,492
                                                          ---------------  --------------   --------------- ---------------
  Total operating expenses                                     12,805          13,265            38,206          40,623
                                                          ---------------  --------------   --------------- ---------------
   Loss before income tax benefit                             (54,168)        (36,707)          (69,341)        (37,577)
Income tax benefit                                             (2,650)        (13,375)           (8,155)        (13,647)
                                                          ---------------  --------------   --------------- ---------------
Net loss before discontinued operations and
cumulative effect of change in accounting principle           (51,518)        (23,332)          (61,186)        (23,930)
Discontinued operations, net of taxes (Note 8)                  1,033             465             1,583           1,507
Cumulative effect of change in accounting principle,
net of taxes (Note 2)                                               -               -                 -             989
                                                          ---------------  --------------   --------------- ---------------
Net loss                                                    $ (52,551)      $ (23,797)        $ (62,769)      $ (26,426)
                                                          ===============  ==============   =============== ===============

Net loss per common share before discontinued
operations and cumulative effect of change in
accounting principle (basic and diluted)                      $ (1.66)        $ (0.75)          $ (1.98)        $ (1.18)
Discontinued operations  (Note 8)                               (0.03)          (0.02)            (0.05)          (0.07)
Cumulative effect of change in accounting
principle (Note 2)                                                  -               -                 -           (0.05)
                                                          ---------------  --------------   --------------- ---------------
Net loss per common share (basic and diluted)                 $ (1.69)        $ (0.77)          $ (2.03)        $ (1.30)
                                                          ===============  ==============   =============== ===============

Basic weighted average number of
  common shares outstanding                                31,019,150      30,910,074        30,975,995      20,326,958
Dilutive effect of common stock options                             -               -                 -               -
                                                          ---------------  --------------   --------------- ---------------
Diluted weighted average number of
  common shares outstanding                                31,019,150      30,910,074        30,975,995      20,326,958
                                                          ===============  ==============   =============== ===============

See accompanying notes to consolidated condensed financial statements.

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                             -----------------------------------------
                                                                                     2002                  2001
                                                                             -------------------   -------------------

Cash flows from operating activities:
Net loss                                                                           $ (62,769)            $ (26,426)
   Adjustments to reconcile net loss to net cash
     from operating activities:
        Purchases of receivables held for sale                                      (625,828)             (793,873)
        Principal collections on receivables held for sale,
          net of securitized receivables repurchased                                  15,176                (1,415)
        Dealer premiums paid, net on receivables held for sale                       (12,577)              (22,808)
        Proceeds from securitization of receivables held for sale                    300,000               993,021
        Gain on sales of receivables held for sale                                    (7,642)              (37,399)
        Revaluation of retained interest in securitized assets                        65,600                70,496
        Cumulative effect of change in accounting principal (Note 2)                       -                 1,557
        Accretion of discount on retained interest in securitized assets             (15,523)              (22,385)
        Loss on held for sale assets (Note 8)                                          1,282                     -
        Provision for estimated credit losses                                          4,309                 1,665
        Amortization and depreciation                                                  3,923                 3,547
        Restricted cash                                                               (4,732)                4,120
        Refundable and deferred income taxes,
           other assets and accrued interest receivable                               (7,275)               (3,055)
        Amounts due to trusts                                                            842                 3,726
        Other payables and accrued expenses                                           14,308               (17,238)
                                                                             -------------------   -------------------
                                                                                    (330,906)              153,533
                                                                             -------------------   -------------------
                Net cash provided by (used in) operating activities
Cash flows from investing activities:
Collections on retained interest in securitized assets                                25,592                66,865
Change in spread accounts                                                             (4,758)              (15,612)
Capital expenditures                                                                    (965)                 (484)
                                                                             -------------------   -------------------
                                                                                      19,869                50,769
                                                                             -------------------   -------------------
                Net cash provided by investing activities
Cash Flows from financing activities:
Principal payments on term debt                                                      (43,667)              (22,000)
Stock options exercised                                                                  421                   111
Issuance of common stock, net of offering costs of $1,525                                  -                86,475
Issuance of term debt                                                                 11,000                     -
Net change in notes payable                                                          345,183              (192,915)
Payment of borrowing fees                                                             (1,659)                 (234)
                                                                             -------------------   -------------------
                                                                                     311,278              (128,563)
                                                                             -------------------   -------------------
                Net cash provided by (used in) financing activities
Change in cash and cash equivalents                                                      241                75,739

Cash and cash equivalents, beginning of period                                        14,244                 6,446
                                                                             -------------------   -------------------

Cash and cash equivalents, end of period                                            $ 14,485              $ 82,185
                                                                             ===================   ===================


                                                                                    $  2,331              $    877
                                                                                    $ 13,291              $ 18,262

Union Acceptance Corporation and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2002
(Dollars in thousands, except per share data)
(Unaudited)

                                                                         Accumulated
                                           Number of                        Other         Retained         Total
                                         Common Stock      Common       Comprehensive     Earnings     Shareholders'
                                         Outstanding        Stock         Earnings        (Deficit)        Equity
                                       ----------------  ------------ ------------------ ------------  ---------------
Balance at December 31, 2001             30,926,606       $145,374         $ 450          $ 28,876       $ 174,700

Comprehensive loss:
  Net loss                                        -              -             -           (62,769)        (62,769)
  Net unrealized loss on retained
     interest in securitized assets               -              -          (674)                -            (674)
  Income taxes related to unrealized
     loss on retained interest
     in securitized assets                        -              -           247                 -             247
                                                                                                       ---------------
Total comprehensive loss                                                                                   (63,443)
Stock options exercised                      77,613            421             -                 -             421
Grants of common stock                       14,931            105                                             105

                                       ----------------  ------------ ------------------ ------------  ---------------
Balance at September 30, 2002            31,019,150       $145,900         $  23    $ (33,893)           $ 112,030
                                       ================  ============ ================== ============  ===============

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

The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the Company's significant accounting policies is set forth in "Note 1" of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the six month transition period ended December 31, 2001. Certain amounts for the prior period have been reclassified to conform to the current period presentation. The Company changed its year end during 2001. Accordingly, the periods presented are consistent with a December 31 calendar year end.

Note 2 - Retained Interest in Securitized Assets

Retained Interest in Securitized Assets ("Retained Interest") is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a revaluation of retained interest.

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

The Company continually assesses the adequacy of its retained interest cash flow model and if necessary, adjusts its retained interest cash flow model in the following areas:

     o    credit loss assumptions

     o    interest collections assumptions o prepayment assumptions

     o    cash accounts interest rate assumptions

     o    discount rate assumptions

During the quarter ended September 30, 2002, the Company recorded a $46.8 million other than temporary impairment in the accompanying Consolidated Condensed Statement of Loss and is reflected in the Revaluation of retained interest. The majority of the charge for other than temporary impairment related to increased loss rate estimates and a charge from an increase in the discount rate assumption. Each estimate used in the Retained Interest valuation is discussed in detail below.

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of September 30, 2001 and March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the losses experienced during the quarters then ended which more fully incorporate the effects of the existing economic events and trends. Although the existing loss curves were the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, recessionary economic trends, and other events such as zero percent financing, among other things. During the quarter ended September 30, 2002, the Company implemented enhanced loss curves which utilized approximately 20 attributes of credit characteristics to predict losses. The Company utilized these loss curves and also assumed an additional six months of higher losses due to lingering recessionary factors to determine the other than temporary impairment for the quarter ended September 30, 2002. Except for the one remaining Tier II pool, the Company used net credit loss assumptions ranging from 5.06% to 8.69% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 2002.

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company's prepayment assumptions include estimates for both voluntary prepayments and involuntary prepayments as a result of default. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at September 30, 2002.

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

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates that the Company believes are commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). Due to the continuation of credit losses experienced, the Company increased its estimate of a market discount rate to value Retained Interest at September 30, 2002.

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

Retained Interest in Securitized Assets is as follows (in thousands) at:

                                                                 September 30,    December 31,
                                                                     2002             2001
                                                                ---------------  ---------------
Estimated gross interest spread from receivables,
  net of estimated prepayments and fees                           $  210,903      $  285,207
Estimated dealer premium rebates refundable                            5,139           9,335
Estimated credit losses on securitized receivables                  (141,655)       (152,985)
Accelerated principal (1)                                             28,823          28,823
Spread accounts                                                       96,151          91,393
                                                                ---------------  ---------------
  Total estimated future undiscounted cash flows                     199,361         261,773
Less:  Discount to present value                                     (57,834)        (63,522)
                                                                ---------------  ---------------
  Total Retained Interest in Securitized Assets                   $  141,527       $  198,251
                                                                ===============  ===============

Outstanding balance of securitized receivables serviced           $2,127,420       $2,788,006
                                                                ===============  ===============
Estimated credit losses as a percentage of
  securitized receivables serviced                                      6.66%            5.49%
Weighted average discount rate                                         12.03%           10.87%
Weighted average original contract life (in months)                     75.7             75.3

(1) Accelerated principal provides for the initial use of excess cash to reduce the principal balance of the asset-backed securities.

As further discussed in Note 9, Union Acceptance Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The securitization trusts provide that the Company's bankruptcy filing (and/or resulting debt rating downgrades) cause the cash amount required to be held in the applicable spread account to be increased to equal the surety's obligation (generally the outstanding note balance) until the Company emerges from bankruptcy, or a replacement servicer is appointed. Accordingly, cash residual distributions by the trusts are likely to be prohibited while the bankruptcy is pending. While the bankruptcy event is also an event that would permit other parties to invoke servicer replacement procedures under the securitizations, efforts of such parties to invoke such rights on the basis of bankruptcy events are presently stayed by virtue of the bankruptcy laws. These events will extend the timing of the ultimate cash flows from the securitization trusts. The Company is evaluating the impact on the value of retained interest and believes that the timing of the cash flows may negatively impact the value of the retained interest asset.

Note 3 - Notes Payable

Notes Payable is comprised of borrowings on subsidiaries' warehouse credit facilities of $445.5 million and $100.3 million at September 30, 2002 and December 31, 2001, respectively. At September 30, the Company was not in compliance with a tangible net worth provision of these facilities.

Note 4 - Residual Facility

As part of the Company's overall term debt refinancing plan, the Company established, through a subsidiary, a $55.0 million residual funding facility in April 2002, to be secured upon funding by residual interests in securitizations. The facility has a 364-day revolving feature and requires a $5.0 million reserve account when funded and is subject to certain funding conditions. The Company had not utilized the residual facility at September 30, 2002 and was not in compliance with a tangible net worth provision thereof as of such date. This facility has since been cancelled.

Note 5 - Term Debt

On May 1, 2002, the Company completed a private placement of $11.0 million of 12.00% unsecured Senior Notes due April 30, 2007 with interest payable quarterly and principal due at maturity. The Company was not in compliance with a tangible net worth provision of these Senior Notes at September 30, 2002.

Note 6 - Segment Information

The Company has a single reportable segment which is acquiring, securitizing and servicing retail automobile installment sales contracts and installment loan agreements originated by dealerships affiliated with major domestic and foreign automobile manufacturers, nationally recognized rental car outlets and used car superstores. The single reportable segment is based on management's approach to operating decisions, assessing performance and reporting financial information.

Note 7 - Earnings Per Share

Options to purchase shares of common stock are excluded from the calculation of Earnings Per Share ("EPS") assuming dilution when the exercise prices of these options are greater than the average market price of the common share during the period or when the shares are considered to be anti-dilutive as a result of a net loss. The following chart indicates the number of shares, issue date, and price of the stock options granted during the nine months ended September 30, 2002:

                             Number of
        Issue date         Options issued        Issue Price
        ----------         --------------        -----------

       January 2002           25,000               $5.0000
       March 2002             10,000               $5.0250
       March 2002             10,000               $5.1500
      August 2002             25,000               $4.2800
      August 2002            250,000*              $5.0000

* Subject to shareholder approval.

The following chart indicates the numbers of shares which were excluded from the calculation of EPS assuming dilution for the periods indicated:


                                           Quarter ended September 30,        Nine months ended September 30,
                                         --------------------------------   ------------------------------------
                                              2002             2001              2002                2001
                                         ---------------   --------------   ---------------    -----------------

Anti-dilutive effect (1)                            -         225,687             6,134               91,868
Exercise price greater than fair value      1,000,492         823,492           994,358              957,311
                                         ---------------   --------------   ---------------    -----------------
                                            1,000,492       1,049,179         1,000,492            1,049,179
                                         ===============   ==============   ===============    =================


(1) The calculation for dilutive earnings per share for the quarter and nine months ended September 30, 2002 and 2001 was based upon the common shares as the effect of the outstanding stock options for which the fair value is greater than the exercise price were anti-dilutive due to the net loss for the quarter and nine months ended September 30, 2002 and 2001.

Note 8 - Discontinued Operations

In the quarter ended September 30, 2002, the Company recorded a charge of $1.3 million ($814,000 after taxes) related to the classification of the assets of the Company's new car dealership as held for sale in accordance with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or
Disposal of Long-Lived Assets ("SFAS No. 144"). On October 23, 2002, the dealership was sold. Any future results of operations from the Company's new car dealership will be reported as discontinued operations. The held for sale assets are as follows at September 30, 2002 (in thousands):


Property and equipment, net of accumulated depreciation               $ 3,479
Franchise fee                                                              21
Parts inventory                                                            30
New vehicle inventory                                                     471
                                                                      -------
Total fair value of assets held for sale                              $ 4,001
                                                                      =======

The results of discontinued operations for the Company's new car dealership for the quarter and nine months ended September 30, 2002 and September 30, 2001 are (in thousands):


Discontinued operations
   Loss from operations of discontinued
     dealership                          $ 344          $ 732          $ 986         $ 2,369
   Loss on disposal                      1,282              -          1,282               -
   Income tax benefit                     (593)          (267)          (685)           (862)
                                    -----------  -------------  -------------  --------------
   Net loss on discontinued
     operations                         $ 1,033          $ 465        $ 1,583         $ 1,507
                                    ===========  =============  =============  ==============


Note 9 - Chapter 11 Bankruptcy

On October 31, 2002, Union Acceptance Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana,
Indianapolis Division (the "Court"). The proceeding does not include UAC's wholly-owned subsidiaries. UAC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petition, UAC obtained several Court orders that authorized it to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization. On November 7, the Company announced it would discontinue receivable acquisitions because it was not able to establish timely arrangements for further acquisition funding.

These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. After negotiations with various parties in interest, UAC expects to present a plan of reorganization to the Court to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A portion of the liabilities recorded at September 30, 2002 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured debt.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by UAC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against UAC. In addition, UAC has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. UAC is in the process of preparing and submitting the schedules setting forth the Company's assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time UAC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether UAC will continue to operate under its current organizational structure, the effect of the proceedings on the UAC's businesses or the recovery by creditors and equity holders of UAC.

The recessionary trends in the economy have significantly affected losses on consumer receivables. As a result of the continued effects of the economy, consumer bankruptcy filings and lower automobile auction values, greater than expected delinquencies and credit losses have arisen in the Company's servicing portfolio, particularly in respect of receivables acquired in 1999 and 2000. These trends impaired the value of the retained interest in securitized assets held by the Company's subsidiary. This weakened the Company's overall capital position and created a need to raise additional capital. The Company has $43.3 million in senior notes due in December, 2002, and $46.0 million in senior subordinated notes coming due in March, 2003. During 2002 and continuing into the current fiscal quarter, the Company sought to strengthen its equity capital and liquidity to be in a position to meet these obligations.

In connection with the renewal of one of the Company's subsidiary's warehouse credit facilities in late August, 2002, the surety which provides credit enhancement in respect of such warehouse required the Company to execute servicing term agreements which provide that the Company's term as servicer under its securitizations (on which such surety provides credit enhancement) continues for successive periods of 60 days, subject to renewal in the discretion of the surety. See "Part II, Item 1. Legal Proceedings."

Potential equity investors proved unwilling to commit funds to the Company because of issues relating to its relationship with the surety provider on the Company's outstanding securitizations and related questions regarding the
Company's ability to continue as servicer of its servicing portfolio. The Company ultimately determined it was necessary to commence a voluntary proceeding under Chapter 11 of the Bankruptcy Code.

Note 10 -- Income Taxes

The Company expects to have a financial accounting loss for the year ended December 31, 2002 and federal income tax losses for the fiscal tax years ended June 30, 2002 and 2003. During 2001 the Company changed its financial reporting year end to December 31 but retained its tax year end of June 30. The Company intends to carry back the net losses incurred for federal income tax purposes to prior tax periods to the extent allowable and carry forward any remaining tax losses to future periods. Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109") requires that the Company reduce the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

As a result of the events which resulted in the Company's decision to cease originating receivables on November 7, 2002, the Company deemed it necessary to provide a valuation allowance for its deferred tax asset as of September 30, 2002 since realization of the asset was contingent upon achieving taxable income in future years. The impact on the statement of loss was to reduce the non-cash income tax benefit and increase the net loss for the quarter ended September 30, 2002 by $17.1 million ($.55 per diluted share). The Company will continue to evaluate the need for a valuation allowance for the Company's deferred income tax asset until it returns to an appropriate level of cumulative financial accounting and taxable income.

The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense. Any liabilities cancelled as a result of a plan of reorganization under Chapter 11 may create taxable income.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 Bankruptcy

On October 31, 2002, Union Acceptance Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division ("Court"). The proceeding does not include UAC's subsidiaries. UAC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petition, UAC obtained several Court orders that authorized it to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

In an effort to further curtail expenses and conserve cash resources, the Company effected a significant reduction in force on November 7, 2002. It released its originations staff and retained approximately 290 core servicing employees. The reduction in force was carefully planned to preserve the Company's high quality servicing operation. The Company is working with its reorganization management consultant to develop an employee retention plan, which will be subject to bankruptcy court approval.

The financial statements in this Form 10-Q have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. After negotiations with various parties in interest, UAC expects to present a plan of reorganization to the Court to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A portion of the liabilities recorded at September 30, 2002 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured debt.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by UAC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against UAC. In addition, UAC has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. UAC is in the process of preparing and submitting the schedules setting forth the Company's assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time UAC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether UAC will continue to operate under its current organizational structure, the effect of the proceedings on the UAC's businesses or the recovery by creditors and equity holders of UAC.

The Company has retained a reorganization management firm, Reese McMahon, to work with the Company during the reorganization process, subject to bankruptcy court approval. Such firm has prior experience in auto finance company reorganization.

Events Leading to Chapter 11 Petition

The recessionary trends in the economy have significantly affected losses on consumer receivables. As a result of the continued effects of the economy, consumer bankruptcy filings and lower automobile auction values, greater than expected delinquencies and credit losses have arisen in the Company's servicing portfolio, particularly in respect of receivables acquired in 1999 and 2000. These trends impaired the value of the retained interest in securitized assets held by the Company's subsidiary. This weakened the Company's overall capital position and created a need to raise additional capital. The Company has $43.3 million in senior notes due in December, 2002, and $46.0 million in senior subordinated notes coming due in March, 2003. During 2002 and continuing into the current fiscal quarter, the Company sought to strengthen its equity capital and liquidity to be in a position to meet these obligations.

In connection with the renewal of one of the Company's subsidiary's warehouse credit facilities in late August, 2002, the surety which provides credit enhancement in respect of such warehouse required the Company to execute servicing term agreements which provide that the Company's term as servicer under its securitizations (on which such surety provides credit enhancement) continues for successive periods of 60 days, subject to renewal in the discretion of the surety. See "Part II, Item 1. Legal Proceedings."

Potential equity investors proved unwilling to commit funds to the Company because of issues relating to its relationship with the surety provider on the Company's outstanding securitizations and related questions regarding the
Company's ability to continue as servicer of its servicing portfolio. The Company ultimately determined it was necessary to commence a voluntary proceeding under Chapter 11 of the Bankruptcy Code.

General

Acquisition Volume and Pricing.

On November 7, 2002, the Company announced it would discontinue receivable acquisitions because it was not able to establish timely arrangements for further acquisition funding.

The Company heretofore acquired receivables in 39 states from over 5,900 retail automobile dealers, focusing its efforts on acquiring receivables on late model used and, to a lesser extent, new automobiles from purchasers who exhibit a favorable credit profile ("Tier I"). The Company acquired $223.3 million of receivables for the quarter ended September 30, 2002, a 13.6% decrease from the $258.4 million acquired during the quarter ended September 30, 2001. The Company's decrease in acquisitions from the quarter ended September 30, 2001 was partially attributed to management's discipline in pricing and purchasing its receivables. This discipline in the Company's pricing resulted in a significantly lower number of applications for the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2001, but this decrease in applications was partially offset by higher approval and contract cashing ratios. The Company also experienced a softening in the used car market in the quarter ended September 30, 2002 due to the return of the auto manufacturers to 0% financing for longer terms on new car sales, also contributing to the decline in acquisitions from the September 2001 quarter to the September 2002 quarter.

Beginning in the December 2001 quarter, the Company tightened its credit standards given the recessionary economic environment, which resulted in well priced and high quality receivables with high credit scores. Although the Company did not achieve its acquisition volume targets, this tightening has resulted in three quarters of high quality receivables priced to support the Company's targeted return on managed assets ("ROMA") of 1.50%. This tightening was accomplished mainly by virtually eliminating the number of contracts purchased with credit scores less than 625, by more carefully scrutinizing receivables with credit scores above 625, and by appropriately pricing the major risk parameters in the Company's chosen credit grade.

The Company has approved applications utilizing the Company's proprietary risk-based pricing model. The Company began development of its risk-based pricing model in June 2000 with major enhancements periodically implemented beginning in February 2001. The Company has continually enhanced its pricing model, having implemented its sixth version in the June 2002 quarter. The Company's risk-based pricing model is designed to price new receivables on the basis of mathematical indicators derived from the Company's historical database and incorporate those parameters most predictive of loss and profitability into the Company's chosen credit grades. Therefore, customers with good credit quality and other favorable characteristics are rewarded with lower rates and higher risk accounts are priced at higher rates. The use of the refined risk-based pricing model has resulted in favorable trends in factors such as credit scores, while at the same time allowing the Company to purchase receivables projected to support a targeted return on managed assets. The average credit score of newly acquired receivables was 698, 702 and 692 for the quarters ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively. As of September 30, 2002 approximately 41% of the outstanding portfolio was priced at a level estimated to support targeted returns representing receivable acquisitions since February 2001. See "Discussion of Forward-Looking Statements."

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

Retained Interest in Securitized Assets and Gain on Sale of Receivables - The Company has historically acquired receivables with the intention of reselling them through securitizations. In the securitization transactions, the Company sold a portfolio of receivables to a wholly owned special purpose subsidiary ("SPS") established for the limited purpose of buying and reselling the Company's receivables. The SPS would transfer the same receivables to a trust vehicle (the "Trust"), which issued interest-bearing asset-backed securities. "Asset-backed securities" is a general reference to securities that are backed by financial assets such as automobile receivables. The securities are generally sold to investors in the public market. The Company provides credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in the securitization during the nine months ended September 30, 2002, was in the form of a specific cash account ("Spread Account") held by the Trust and a surety bond. The Spread Accounts are required by the applicable agreements to be maintained at specified levels.

At the closing of each securitization, the Company has allocated its basis in the receivables between the portion of the receivables sold through the securities and the portion of the receivables retained from the securitizations ("Retained Interest") based on the relative fair values of those portions at the date of the sale. The fair value is based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest. Retained Interest consists of the discounted estimated cash flows to be received by the Company. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs, equals the gain on sale of receivables recorded by the Company.

The Company receives base servicing fees for the servicing and collection of the receivables. The Company is entitled to the residual cash flows from the trust (Retained Interest) that represent collections on the receivables in excess of the amounts required to pay the principal and interest on the securities issued in the securitization, the base servicing fees and certain other fees such as credit enhancement fees. In general, at the end of each collection period, the aggregate cash collections from the receivables are allocated first to the base servicing fees, then to the security holders for interest at the interest rate on the securities plus principal as defined in the applicable servicing agreement, and finally to the credit enhancement fees. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is not at the required level, the excess cash collected is retained in the Spread Account until the specified level is achieved. The level of cash required to be maintained in the Spread Account may increase, based on contractual provisions if portfolio performance varies from prescribed ranges of credit losses, excess yield or other events. The cash in the Spread Accounts is restricted from use by the Company and such amounts are included as a component of the Retained Interest. Once the required Spread Account level is achieved, the excess is released from the Trust to the Company. The securitization trusts provide that the Spread Account deposit requirements increase as a result of the Company's bankruptcy filing as further discussed below. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the applicable servicing agreement. The specified credit enhancement levels are defined in the applicable servicing agreement as the Spread Account balance and the subordinate class of notes expressed generally as a percentage of the original collateral principal balance.

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

The Company continually assesses the adequacy of its retained interest cash flow model and if necessary, adjusts its retained interest cash flow model in the following areas:

     o    credit loss assumptions

     o    interest collections assumptions o prepayment assumptions

     o    cash accounts interest rate assumptions

     o    discount rate assumptions

During the quarter ended September 30, 2002, the Company recorded a $46.8 million other than temporary impairment in the accompanying Consolidated Condensed Statement of Loss and is reflected in the Revaluation of retained interest. The majority of the charge for other than temporary impairment related to increased loss rate estimates and a charge from an increase in the discount rate assumption. Each estimate used in the Retained Interest valuation is discussed in detail below.

Credit loss assumptions - The Company estimates gross credit losses and credit loss severity using available historical loss data for comparable receivables and the specific characteristics of the receivables purchased by the Company. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of September 30, 2001 and March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the losses experienced during the quarters then ended which more fully incorporate the effects of the existing economic events and trends. Although the existing loss curves were the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, recessionary economic trends, and other events such as zero percent financing, among other things. During the quarter ended September 30, 2002, the Company implemented enhanced loss curves which utilized approximately 20 attributes of credit characteristics to predict losses. The Company utilized these loss curves and also assumed an additional six months of higher losses due to lingering recessionary factors to determine the other than temporary impairment for the quarter ended September 30, 2002. Except for the one remaining Tier II pool, the Company used net credit loss assumptions ranging from 5.06% to 8.69% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 2002.

Interest collections assumptions - As a result of changes in delinquency and credit loss rates and the overall condition in the economy, the Company periodically reviews the impact on expected future interest collections on securitized receivables.

Prepayment assumptions - The Company estimates prepayments by evaluating historical prepayment performance of comparable receivables and the impact of events and trends in the economy. The Company's prepayment assumptions include estimates for both voluntary prepayments and involuntary prepayments as a result of default. The Company utilizes a prepayment curve whereby the annual prepayment rate increases as the pool ages. Annual prepayment rates within the curve range from 26.75% to 36.00% at September 30, 2002.

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

Discount rate assumptions - The Company determines the estimated fair value of its Retained Interest by discounting the expected cash flows released from the Trust (the cash out method) using discount rates that the Company believes are commensurate with the risks involved. During the quarter ended March 31, 2002, the Company changed its method of determining a market discount rate to use in its valuation of Retained Interest from one that primarily considers the remaining duration of the cash flows to a methodology that takes into consideration the components of Retained Interest (i.e. spread accounts and estimated future cash flows). Due to the continuation of credit losses experienced, the Company increased its estimate of a market discount rate to value Retained Interest at September 30, 2002.

Retained Interest is recorded as an "available for sale" security and is recorded at fair value. The associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders' equity ("accumulated other comprehensive earnings"). Other than temporary impairment charges are recorded through earnings as a revaluation of retained interest.

The  Company  is  seeking  to  dispose  of the held for sale  portfolios  in its warehouse subsidiaries as whole loan sales. It does not anticipate a securitization in the near term and, accordingly, does not currently anticipate accruing additional retained interest on securitized assets.

Results of Operations

Net earnings (loss) are summarized in the table below. The net loss was $52.6 million, or $1.69 per diluted share, for the quarter ended September 30, 2002, compared to net loss of $23.8 million, or $0.77 per diluted share, for the quarter ended September 30, 2001. The change from the same quarter of the prior year is primarily due to the recording of a $17.1 million valuation allowance on the Company's deferred tax asset as a result of the events occurring on November 7, 2002, $46.8 million charge for the revaluation of retained interest, the loss on interest rate derivatives on held for sale receivables of $10.8 million and the fact that the Company did not effect a securitization and experienced a higher net interest margin during the quarter ended September 30, 2002 compared to September 30, 2001.

For the nine months ended September 30, 2002, the net loss was $62.8 million, or $2.03 per share, compared to a net loss of $26.4 million, or $1.30 per share, for the nine months ended September 30, 2001. The decrease is primarily the result of the valuation allowance on the Company's deferred tax asset as discussed above and a decrease in the number of securitizations effected in the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. One securitization was effected in the nine months ended September 30, 2002, while three were effected in the nine months ended September 30, 2001.


                                       Quarter ended September 30,         Nine months ended September 30,
                                    ---------------------------------    ------------------------------------
                                         2002              2001               2002                2001
                                    ---------------   ---------------    ---------------    -----------------
                                                (Dollars in thousands, except per share amounts)

Net earnings (loss)                    ($52,551)        $ (23,797)          ($62,769)           $ (26,426)
Net earnings (loss) per share            ($1.69)          $ (0.77)            ($2.03)             $ (1.30)
  (basic and diluted)


Interest on receivables held for sale increased 99.6% to $10.9 million and increased 9.0% to $21.8 million for the quarter and nine months ended September 30, 2002, respectively, compared to $5.5 million and $20.0 million for the quarter and nine months ended September 30, 2001, respectively. The increase over the prior corresponding periods relates to a higher average held for sale portfolio offset by a lower weighted average contract rate during the quarter and nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001 as shown in the following table:


                                        Quarter ended SeptembeNine,months ended September 30,
                                        --------------------  -----------------------
                                           2002        2001        2002        2001
                                        --------    --------  -----------  ----------

Average held for sale (in thousands)    $422,327     $139,776    $283,235   $181,128
Weighted average contract rate             11.18%       12.06%      11.02%     12.62%


Retained interest and other interest income decreased 20.1% to $4.7 million and decreased 32.6% to $15.7 million for the quarter and nine months ended September 30, 2002, respectively, compared to $5.9 million and $23.2 million for the quarter and nine months ended September 30, 2001, respectively. The accretion rate has decreased on all impaired pools as the book value and associated expected total future cash flows were adjusted in connection with the other than temporary impairments taken in previous quarters. The individual components of Retained interest and other interest income are shown in the following table:


                                 Quarter ended September 30,         Nine months ended September 30,
                              ----------------------------------   ------------------------------------
                                  2002                2001              2002                2001
                              --------------     ---------------   ---------------     ----------------
                                (In thousands)

Discount accretion              $ 4,726             $ 5,724          $ 15,547             $ 22,529
Other interest income                21                 219               122                  714
                              --------------     ---------------   ---------------     ----------------
                                $ 4,747             $ 5,943          $ 15,669             $ 23,243
                              ==============     ===============   ===============     ================



Interest expense increased 18.1% to $5.5 million and decreased 24.3% to $14.4 million for the quarter and nine months ended September 30, 2002, respectively, compared to $4.7 million and $19.0 million for the quarter and nine months ended September 30, 2001, respectively. Interest expense for the quarter ended September 30, 2002 increased due to higher average held for sale balances which was partially offset by a decrease in the warehouse cost of funds during the quarter ended September 30, 2002 compared to the same period ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 decreased due to lower term debt interest expense as a result of the required $21.7 million and $22.0 million principal payments made on the Company's term debt in April 2002 and August 2002, respectively.

Provision for estimated credit losses increased to $2.2 million for the quarter ended September 30, 2002, compared to $650,000 for the same period of 2001. The increase for the quarter ended September 30, 2002 over the corresponding quarter is primarily due to the increase in the level of receivables held for sale at September 30, 2002 compared to September 30, 2001. The provisions for losses increased to $4.3 million for the nine months ended September 30, 2002 from $1.7 million for the nine months ended September 30, 2001. This increase is primarily the result of the frequency of the delivery of the securitized receivables and the higher average held for sale balances during the nine month period ended September 30, 2002 compared to the same period ended September 30, 2001. One securitization was effected in the nine months ended September 30, 2002, while three were effected during the same period ended September 30, 2001.

Gain on sale of receivables. The gain on sale of receivables was zero and $7.3 million for the quarter and nine months ended September 30, 2002, respectively, compared to a gain of $8.0 million and $33.4 million for the corresponding periods ended September 30, 2001, respectively. This is primarily the result of no securitizations effected during the quarters ended June 30, 2002 and September 30, 2002.


Selected Securitization Data (1) (2):                       Quarter ended             Quarter ended
                                                         ---------------------    -----------------------
                                                            March 31, 2002          September 30, 2001
                                                         ---------------------    -----------------------

                                                               2002 - A                  2001 - C

Original amount (in millions) (3)                               $300.0                    $330.0
Weighted average receivable rate                                11.02%                    11.91%
Weighted average certificate rate                               4.11%                     4.16%
Gross spread (4)                                                6.91%                     7.75%
Net spread (5)                                                  5.29%                     5.97%
Weighted average remaining maturity (in months)                  65.9                      70.7
Weighted average estimated life (in years)                       1.93                      2.06
Annual credit loss assumption (6)                               2.33%                     2.31%
Cumulative credit loss assumption                               4.50%                     4.75%
Average prepayment speed assumption                             31.41%                    32.39%
Discount rate assumption                                        11.64%                    13.50%



(1) The Company did not effect securitizations during the quarters ended June 30, 2002 and September 30, 2002.

(2)  Information at time of securitization.

(3) For Securitization 2001C, $270 million of the receivables were delivered in September 2001, and the remaining $60 million of receivables were delivered in October 2001.

(4) Difference between weighted average receivable rate and weighted average certificate rate.

(5) Gross spread, net of upfront costs, servicing fees, ongoing credit enhancement fees, trustee fees and the economic hedging gains or losses.

(6) Computed as the cumulative credit loss assumption divided by the weighted average estimated life.

Revaluation of retained interest. The revaluation of retained interest recorded for the quarter and the nine months ended September 30, 2002 was $46.8 million and $65.6 million, respectively, compared to $44.0 million and $70.5 million for the quarter and nine months ended September 30, 2001, respectively. For the quarter and nine months ended September 30, 2002, the majority of the charge for revaluation of retained interest related to increased loss rate estimates and a charge from changes in the discount rate assumption. Some of the factors considered in this evaluation are discussed further in the Notes to Consolidated Financial Statements. See "Critical Accounting Policies."

The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which goes back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss data experienced in recent months which more fully reflects the effects of the recent economic events and trends. During the quarter ended September 30, 2002, risk management developed enhanced loss curves utilizing approximately 20 attributes of credit characteristics to predict losses. The Company utilized these loss curves and also assumed an additional six months of higher losses due to lingering recessionary factors to determine the $46.8 million impairment, as well as increasing the discount rate. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. These modeling enhancements are further discussed in "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."

Gain (loss) on interest rate derivatives on securitized receivables. There was no gain (loss) on interest rate derivatives on securitized receivables for the quarter ended September 30, 2002, compared to a loss of $2.6 million for the quarter ended September 30, 2001, due to the fact that the Company did not effect a securitization during the quarter ended September 30, 2002. The loss on interest rate derivatives on securitized receivables for the nine months ended September 30, 2002 was $1.0 million, compared to $15.4 million for the nine months ended September 30, 2001. This decrease was primarily the result of the interest rate environment at the time of the securitization during the quarter ended March 31, 2002 compared to that in the nine months ended September 30, 2001. See the "Financial Condition" section below for additional discussions regarding the Company's interest rate derivative strategy.

Gain (loss) on interest rate derivatives on held for sale receivables. There was a loss on interest rate derivatives on held for sale receivables of $10.8 million and $16.5 million for the quarter and nine months ended September 30, 2002, respectively, compared to a gain on interest rate derivatives on held for sale receivables of zero and $4.8 million for the quarter and nine months ended September 30, 2001 respectively. Gain (loss) on interest rate derivatives on held for sale receivables is the result of a net increase (decrease) in interest rates from the time of the initiation of the derivative agreements. These changes in the fair value of interest rate derivatives on held for sale receivables result in a cash impact at the time a receivable sale is effected. This cash impact has historically been mostly offset over the life of the securitization because the same change in market rates generally result in a higher or lower average interest rate on the notes issued in the securitization. These derivative instruments on held for sale receivables are established through the Company's warehouse subsidiaries. These instruments would be closed and paid in connection with liquidation of the held for sale portfolios. See "Discussion of Forward-Looking Statements" and "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

Servicing fee income is the contractual fee, typically one percent of receivables serviced, earned from each trust. Servicing fee income decreased 23.5% to $5.8 million for the quarter ended September 30, 2002, compared to $7.6 million for the quarter ended September 30, 2001. Servicing fees decreased 18.1% to $19.2 million for the nine months ended September 30, 2002 compared to $23.5 million for the nine months ended September 30, 2001. The decrease in servicing fees for the quarter ended September 30, 2002 is a result of the 26.1% decrease in the average securitized servicing portfolio of $2.2 billion for the quarter ended September 30, 2002 compared to $3.0 billion for the quarter ended September 30, 2001. The decrease in servicing fees for the nine months ended September 30, 2002 is a result of the 19.7% decrease in the average securitized servicing portfolio of $2.5 billion for the nine months ended September 30, 2002 compared to $3.1 billion for the nine months ended September 30, 2001.

Late charges and other fees increased 68.2% to $2.5 million and increased 43.6% to $6.7 million for the quarter and nine months ended September 30, 2002, respectively, from $1.5 million and $4.7 million for the quarter and nine months ended September 30, 2001. Other fees consist primarily of late charges, phone pay fees and other fee income. Beginning in the quarter ended December 31, 2001, the Company implemented a new fee charged to customers for making payments over the phone, which is also referred to as "phone pay fees." During the June 2002 quarter, the Company implemented the detailed monthly mailing of customer statements which notified customers of any fees being assessed. The increase in the quarter and nine months ended September 30, 2002 over the quarter and nine months ended September 30, 2001 resulted primarily from increased late charges and phone pay fees.

Total operating expenses decreased 3.5% and 6.0% to $12.8 million and $38.2 million for the quarter and nine months ended September 30, 2002, respectively, compared to $13.3 million and $40.6 million for the quarter and nine months ended September 30, 2001, respectively. During the quarter ended December 31, 2001, management implemented several expense reduction initiatives aimed at lowering the operating expense ratio through operating efficiencies, improved technology and appropriate staffing levels. A Company wide operational review was performed and numerous cost-saving improvements were put into practice.

Total operating expenses as a percentage of the average servicing portfolio was 1.93% and 1.85% for the quarter and nine months ended September 30, 2002, respectively, compared to 1.68% and 1.66% for the quarter and nine months ended September 30, 2001, respectively. The increase in operating expenses as a percentage of the average servicing portfolio can be attributed to a 16.0% and 15.5% decrease in the average servicing portfolio over the quarter and nine months ended September 30, 2001, respectively.

The Company anticipates a significant increase in professional fees and expenses associated with the bankruptcy proceeding. Such professional fees will be subject to Bankruptcy court approval. See "Discussion of Forward-Looking Statements."

Salaries and benefits decreased 2.9% and 8.7% to $7.5 million and $22.0 million for the quarter and nine months ended September 30, 2002, respectively, from $7.8 million and $24.1 million for the quarter and nine months ended September 30, 2001, respectively. The decrease for the quarter and nine months ended September 30, 2002 was primarily related to the staff reductions, thereby lowering payroll and related tax expenses but was partially offset by some compensation expense related to those reductions.

In an effort to further curtail expenses and conserve cash resources, the Company effected a significant reduction in force on November 7, 2002. It released its originations staff and retained approximately 290 core servicing employees. The reduction in force was carefully planned to preserve the Company's high quality servicing operation. The Company is working with its reorganization management consultant to develop an employee retention plan, which will be subject to bankruptcy court approval.

Provision for income taxes was a $2.7 million and $8.2 million benefit for the quarter and nine months ended September 30, 2002, respectively, compared to a $13.4 million and $13.7 million benefit for the corresponding quarter and nine months ended September 30, 2001. The change for the quarter and nine months is the result of the $17.1 million valuation allowance on the Company's deferred tax asset as a result of the events occurring on November 7, 2002 and a net loss before income taxes of $54.2 million and $69.3 million for the quarter and nine months ended September 30, 2002, respectively, compared to net loss before income taxes of $36.7 million and $37.6 million for the quarter and nine months ended September 30, 2001, respectively. The valuation allowance on the Company's deferred tax asset is more fully described in Item 1, Note 10.

Discontinued operations. In the quarter ended September 30, 2002, the Company recorded a charge of $1.3 million ($814,000 million after taxes) related to the classification of the assets of its new car dealership as held for sale in accordance with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). On October 23, 2002, the dealership was sold. Any future results of operations from the Company's new car dealership will be reported as discontinued operations.

The results of discontinued operations for the Company's new car dealership for the quarter and nine months ended September 30, 2002 and September 30, 2001 are (in thousands):


                                    Quarter ended September 30, Nine months ended September 30,
                                    --------------------------  -------------------------------
                                       2002          2001           2002           2001
                                    -----------  -------------  -------------  --------------

Discontinued operations
   Loss from operations of
     discontinued dealership           $   344          $ 732        $   986         $ 2,369
   Loss on disposal                      1,282              -          1,282               -
   Income tax benefit                     (593)          (267)          (685)           (862)
                                    -----------  -------------  -------------  --------------
   Net loss on discontinued operations $ 1,033          $ 465        $ 1,577         $ 1,507
                                    ===========  =============  =============  ==============



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

Financial Condition

Receivables held for sale, net and servicing portfolio. Receivables held for sale, net includes:

o the principal balance of receivables held for sale, net of unearned discount

o    allowance for estimated credit losses

o    receivables in process

o    dealer premiums

The principal balance for receivables held for sale, net is higher at September 30, 2002 than at December 31, 2001 primarily because the Company did not effect a securitization during the quarters ended June 30, 2002 and September 30, 2002. Selected information regarding the Receivables held for sale, net and the servicing portfolio at September 30, 2002 and December 31, 2001 is summarized in the following table:


                                                  September 30,              December 31,
                                                      2002                       2001
                                               --------------------       -------------------
                                                                (In thousands)

Receivables held for sale, net                     $ 487,906                 $  176,511
Allowance for net credit losses                       (3,045)                    (2,054)
Securitized assets serviced                        2,127,420                  2,788,006
Total servicing portfolio                          2,608,975                  2,962,075



Receivables held for sale, net at October 31, 2002, was $528.9 million. These receivables are held through the Company's warehouse subsidiaries which are not in bankruptcy.

Retained interest in securitized assets ("Retained Interest"). Retained Interest decreased $56.8 million to $141.5 million at September 30, 2002, from $198.3 million at December 31, 2001. The Retained Interest balance increased or decreased by the amounts capitalized upon consummation of the securitization during the quarter ended March 31, 2002 including estimated dealer premium rebates, collections, accretion of discount, change in spread accounts, other than temporary impairment and net change in unrealized gain. The Company's collections, detailed in the table below, are the receipt of the net interest spread, including dealer rebates. Some of the receipts related to the net interest spread may remain in the spread account. The following table illustrates, in thousands, the components of the change in Retained Interest.


Balance at December 31, 2001                                        $ 198,251

Amounts capitalized (including estimated dealer rebates)               14,860
Collections                                                           (25,592)
Accretion of discount                                                  15,523
Change in spread accounts                                               4,758
Revaluation of retained interests in securitized assets               (65,600)
Net change in unrealized gain                                            (673)
                                                                  ------------
Balance at September 30, 2002                                       $ 141,527
                                                                  ============


The following table illustrates, in thousands, the components of the change in spread accounts.


Balance at December 31, 2001                                           $ 91,393

Net excess cash flows deposited to spread accounts                       24,291
Initial spread account deposits                                           2,850
Interest earned on spread accounts                                        1,259
Less:  excess cash flows released to the Company                        (23,642)
                                                                   -------------

Balance at September 30, 2002                                          $ 96,151
                                                                   =============

Allowance for net credit losses on securitized receivables is included as a component of Retained Interest. At September 30, 2002, the allowance relating to securitized receivables totaled $141.7 million, or 6.66% of the total securitized receivable portfolio, compared to $153.0 million, or 5.49%, at December 31, 2001. See "Critical Accounting Policies" for additional discussions regarding Retained Interest and "Discussion of Forward-Looking Statements."

Recent developments and the effects of the pending bankruptcy reorganization may adversely affect the value of retained interest in securitized assets. (See "Item 1, Note 2 and Note 9".) The effect of the bankruptcy to delay the release of cash from the securitization trusts may adversely affect the present value of those future cash flows. Also, dealer premium rebates may be more difficult to collect without an active originations operation. Also, if the Company were to transition servicing on its portfolio, there may be a loss of consistent effectiveness of collection efforts in connection with a transition and the successor servicer's systems and operations may be less effective than the Company's. These factors could significantly affect retained interest values prospectively.

Held for sale assets totaled $4.0 million compared to zero at December 31, 2001. In the quarter ended September 30, 2002, the Company recorded a charge of $1.3 million ($814,000 after taxes) related to the classification of the assets of the Company's new car dealership as held for sale in accordance with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or
Disposal of Long-Lived Assets ("SFAS No. 144"). On October 23, 2002 the dealership was sold. See "Note 8" in the "Notes to Consolidated Condensed Financial Statements." The held for sale assets are as follows at September 30, 2002 (in thousands):


Property and equipment, net of accumulated depreciation       $ 3,479
Franchise fee                                                      21
Parts inventory                                                    30
New vehicle inventory                                             471
                                                         -------------
  Total market value of assets held for sale                  $ 4,001
                                                         =============


Refundable and deferred income taxes was $22.1 million at September 30, 2002 compared to $9.2 million at December 31, 2001. The increase is the result of the net loss for the nine months ended September 30, 2002, offset by the valuation allowance of $17.1 million on the deferred tax assets.

Other Assets are as follows (in thousands):


                                September 30,           December 31,
                                    2002                    2001
                                -------------           ------------
Repossessed assets                 $ 6,416                $ 9,566
Accrued servicing fees               2,086                  3,086
Other                                9,174                 10,542
                                ------------            ------------
                                   $ 17,676               $ 23,194
                                ============            ============


The decrease in the repossessed assets is the result of a lower level of inventory of repossessed vehicles. The level of inventory is largely dependent on factors such as the number of repossessions and fluctuations in the local wholesale and retail markets. The decrease in other is primarily the result of the hedging activities. At December 31, 2001, the fair value of the interest rate derivatives was approximately $4.0 million and was included on the balance sheet as an other asset. At September 30, 2002, the fair value of the interest rate derivatives on held for sale receivables was a liability and was included in Other payables and accrued expenses.

Notes payable were $445.5 million at September 30, 2002, compared to $100.3 million at December 31, 2001. The increase is the result of the Company not effecting a securitization in the June 2002 and September 2002 quarters. These notes payable are obligations of the Company's warehouse subsidiaries, which are not in bankruptcy, and are secured by the held for sale receivable portfolios.

Term debt was $100.3 million at September 30, 2002, compared to $133.0 million at December 31, 2001. The decrease was the result of a required principal payment made on the Company's senior notes in March 2002 of $21.7 million and in August 2002 of $22.0 million, offset by the $11.0 million of senior notes privately issued by the Company during May 2002.

Liquidity and Capital Resources

Sources and Uses of Cash in Operations. Net cash used in operating activities was $330.9 million compared to net cash provided by operating activities of $153.5 million for the nine months ended September 30, 2002 and 2001, respectively. The change was primarily attributable to lower receivables securitized than acquired during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Net cash provided by investing activities was $19.9 million and $50.8 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease from the prior period primarily relates to the decrease in the collections on retained interest in securitized assets but was partially offset by a smaller use of cash related to the spread accounts. Net cash provided by financing activities for the nine months ended September 30, 2002 was $311.3 million compared to net cash used in financing activities of $128.6 million for the nine months ended September 30, 2001. The primary factor for this change is the difference in the timing of the securitizations and receivables acquisition volume subsequent to each securitization for the nine months ended September 30, 2002 compared to the quarter ended September 30, 2001 as well as total principal payments of $43.7 million made on the Company's senior notes during the nine months ended September 30, 2002 compared to $22.0 million for the same period ended September 30, 2001.

On September 30, 2002, the Company had cash on hand of $14.5 million and an additional $22.1 million was available to borrow utilizing its warehouse facilities based on the outstanding principal balance of eligible receivables, although the Company was not in compliance with a tangible net worth condition provided therein. At October 31, 2002, the Company filed its voluntary Chapter 11 bankruptcy proceeding. No further receivable acquisition funding is available under the subsidiaries' warehouse facilities. The Company's residual credit facility was also terminated in November, 2002.

The Company has ongoing cash flow requirements to support its operations, notwithstanding the discontinuance of receivable originations. The Company's sources of liquidity are limited currently and consist of cash on hand and funds from operations, whole loan sale transactions, tax refunds, and, subject to conditions described below, distributions of residual interest in securitizations. The company is in negotiations for a debtor in-possession secured working capital facility in the range of up to $5 million to $10 million. Such facility is subject to definitive documentation and court approval. There is no assurance it will be available.

Derivative financial instruments. Derivative financial instrument transactions (generally, a gain or loss on interest rate derivatives) may represent a source or a use of cash during a given period depending on the change in interest rates. In the nine months ended September 30, 2002, derivative financial instrument transactions used cash of $1.0 million compared to cash used of $15.4 million during the nine months ended September 30, 2001. This change is primarily the result of the implementation of the use of interest rate caps in May 2001.

Warehouse facilities. The Company has credit facilities through its warehouse subsidiaries, not in bankruptcy, with independent financial institutions. A $350.0 million credit facility is insured by a surety bond while a $200.0 million credit facility is not. At September 30, 2002, $445.5 million of the capacity was utilized, and an additional $22.1 million was available to borrow based on the outstanding principal balance of eligible receivables, although the Company was not in compliance with tangible net worth provisions of these facilities at such date. See "Part II, Item 1., Legal Proceedings." At October 31, 2002, no further funding is available for receivable acquisitions. Receivables held for sale in these facilities at October 31, 2002, is indicated below.

                              Credit Facility                Receivables
      Subsidiary              Advances Outstanding          Held For Sale
------------------------   ----------------------     --------------------------
                               (in millions)
 UAFC Corporation                 $317.00                      $321.8
 UAFC-2 Corporation               $197.00                      $207.1


Derivative instruments established through the warehouse subsidiaries would be closed and paid in connection with the liquidation of the held for sale portfolios. Closing those positions would represent a combined cost of $16.0 million at October 31, 2002.

Term debt. The Company's term debt consists of Senior and Senior Subordinated Notes. The Company issued $110.0 million of 8.53% Senior Notes due August 1, 2002, in connection with the Company's initial public offering. Interest on the Notes was payable semiannually, and principal payments of $22.0 million began on August 1, 1998 and were due annually on August 1 until maturity. The Company made its final principal payment on these notes on August 1, 2002. In April 1996, the Company completed a private placement of $46.0 million of 9.99% Senior Subordinated Notes due March 30, 2003, with interest payable quarterly and principal due at maturity. In March 1997, the Company issued $65.0 million of Senior Notes due December 27, 2002. The Notes were issued as "Series A" in the principal amount of $50.0 million at 7.75% interest and "Series B" in the principal amount of $15.0 million at 7.97% interest. Interest on the Notes is payable semiannually, and a principal payment was made in March 2002, in the amount equal to approximately 33 1/3% of the stated original balance, or $21.7 million. As an additional part of the Company's refinancing plan, on May 1, 2002, the Company completed a private placement of $11.0 million of 12.00% unsecured Senior Notes due April 30, 2007 with interest payable quarterly and principal due at maturity. The Company was not in compliance with a tangible net worth covenant under these Senior Notes as September 30, 2002.

Securitization Residual Cash Flows. The Company's securitization agreements require compliance with monthly, quarterly and cumulative tests. If certain events or "triggers" occur, certain of the Company's future cash flows may be negatively impacted. These triggering events include, but are not limited to, greater than expected loss experience, negative changes in the Company's credit ratings, and for pools including and subsequent to 2000-B, non-compliance with certain financial covenants within the securitization. Hitting these triggers results in restriction on the receipt of future residual cash flows from the securitizations. In addition, the Company may also lose its rights to be the servicer of the securitizations along with the associated servicing fee income. The Company has hit certain of the first level financial triggers from time to time which have the effect of increasing Spread Account requirements in the securitizations, and currently has first level triggers not yet cured requiring increased cash enhancement levels in its outstanding securitizations, 1998-A through 2001-A, inclusive. The Company regularly posts servicer reports on its website for its securitizations which show deficiencies in required spread amounts. In addition, the UACSC 2000-B securitization has experienced credit losses at the higher trigger level which permits other parties to that transaction to invoke procedures to replace the Company as servicer thereunder. Moreover, the securitization trusts provide that the Company's bankruptcy filing (and/or resulting debt rating downgrades) cause the cash amount required to be held in the applicable spread account to be increased to equal the surety's obligation (generally the outstanding note balance) until the Company emerges from bankruptcy, or a replacement servicer is appointed. Accordingly, cash residual distributions by the trusts are likely to be prohibited while the bankruptcy is pending. While the bankruptcy event is also an event that would permit other parties to invoke servicer replacement procedures under the securitizations, efforts of such parties to invoke such rights on the basis of bankruptcy events are presently stayed by virtue of the bankruptcy laws.

Moreover, the surety of the securitizations required the Company to enter into servicing term agreements in September, 2002, which provide that the surety has discretion whether to renew the Company's appointment as servicer after successive 60-day periods. See "Part II, Item I, Legal Proceedings." Termination of the Company's rights as servicer of any portion of its servicing portfolio could have a material adverse effect on the Company's cash flows and prospects and impair its ability to effectively manage its pending Chapter 11 reorganization.

Current Liquidity Issues. At the present time, the Company is largely dependent on its regular servicing fees for cash flows to maintain operations. While the Company retains its rights to residual securitization cash flows through a subsidiary (not in bankruptcy) those cash flows are currently suspended as described above. The Company anticipates applying for a federal income tax refund of approximately $11.0 million and expects to receive that refund in December (but cannot provide assurance of the timing of receipt). The Company also expects to generate significant cash flows from distribution by its subsidiary of net proceeds from the sale of receivables held in the warehouse portfolio, currently estimated at approximately $10.0 to $15.0 million if the portfolios are sold at par. The Company has solicited bids for the portfolios held by its subsidiaries (not in bankruptcy). Such subsidiaries will pursue whole loan sales as promptly as practicable, in a manner consistent with the requirements of the parent company's bankruptcy proceeding.

Because the Company cannot be assured of the timing or amount of net proceeds from whole loan sales or tax refunds, management is seeking to establish a debtor-in-possession credit line with a third party. Such an arrangement is likely to feature available credit in the amount of up to $5.0 million to $10.0 million, fully secured by a priority lien on all parent company assets and would be subject to bankruptcy court approval. The Company cannot provide assurance as to whether any such facility will be available, the terms thereof, or whether it will receive bankruptcy court approval.

The Company's longer term cash flow requirements for operations will be dependent on the outcome of the plan of reorganization in the bankruptcy proceeding. Management believes it is unlikely that the reorganization plan will provide for re-commencement of receivable acquisition activities. Subject to the uncertainties of the availability of cash flows from the sources described above in the near term, the Company believes that its cash flows over time will be sufficient to sustain its requirements to maintain essential servicing functions and repay its creditors. The Company currently believes its assets and future cash flows will be sufficient to repay creditors, with value remaining for shareholders. It is not possible to quantify the value that may remain for equity holders due to the uncertainty and unpredictability of factors affecting the reorganization process. See "Discussion of Forward-Looking Statements."

Asset Quality

Set forth below is certain information concerning the credit loss and delinquency experiences on the fixed rate retail automobile receivables serviced by the Company. There can be no assurance that future delinquency and net credit loss experience on the receivables will be comparable to that set forth below. See "Discussion of Forward-Looking Statements."


                                                                            Credit Loss Experience
                                                                            For the Quarter Ended
                                      --------------------------------------------------------------------------------------
                                         September 30, 2002               June 30, 2002                  March 31, 2002
                                      -------------------------- -------------------------------  --------------------------
                                        Number of                    Number of                      Number of
                                       Receivables     Amount       Receivables      Amount        Receivables    Amount
                                       -----------     ------       -----------      ------        -----------    ------
Average servicing portfolio             215,850      $2,647,480       224,928     $ 2,750,719        234,476    $2,871,966

Gross charge-offs                         3,676      $   44,134         3,584     $    44,146          4,531    $   54,075
Recoveries                                               14,382                        16,104                       20,101
                                                  --------------                 ---------------              --------------
  Net charge-offs                                    $   29,752                   $    28,042                   $   33,974
                                                  ==============                 ===============              ==============

Gross charge-offs as a percentage
  of average servicing portfolio (1)       6.81%           6.67%        6.37%            6.42%          7.73%         7.53%
Recoveries as a percentage of
  gross charge-offs                                       32.59%                        36.48%                       37.17%
Net charge-offs as a percentage
  of average servicing portfolio (1)                       4.50%                         4.08%                        4.73%



                                                     Credit Loss Experience
                                                    For the Nine Months Ended
                                      -------------------------------------------------------

                                      September 30, 2002          September 30, 2001
                                      --------------------------- ---------------------------
                                                    (Dollars in thousands)

                                        Number of                   Number of
                                       Receivables    Amount       Receivables    Amount
                                       -----------    ------       -----------    ------
Average servicing portfolio             225,085    $ 2,756,721      261,667    $ 3,260,658

Gross charge-offs                        11,791    $   142,354        9,692    $   121,744
Recoveries                                              50,587                      47,097
                                                  ---------------             ---------------
  Net charge-offs                                  $    91,767                 $    74,647
                                                  ===============             ===============

Gross charge-offs as a percentage
  of average servicing portfolio (1)       6.98%           6.89%       4.94%          4.98%
Recoveries as a percentage of
  gross charge-offs                                       35.54%                     38.69%
Net charge-offs as a percentage
  of average servicing portfolio (1)                       4.44%                      3.05%
    (1) Annualized



                                                                           Delinquency Experience
                                                                ----------------------------------------

                                                At September 30, 2002          At June 30, 2002       At March 31, 2002
                                                ---------------------          ----------------        ----------------
                                                                              (Dollars in thousands)

                                         Number of                       Number of                      Number of
                                        Receivables     Amount          Receivables     Amount         Receivables        Amount
                                        -----------     ------          -----------     ------         -----------        ------
Servicing portfolio                       212,495     $2,608,748          221,884     $2,711,525        231,676         $2,838,139
Delinquencies:
  30-59 days                                5,373     $   63,036            5,260     $   61,235          5,665         $   66,393
  60-89 days                                2,997         35,032            2,614         31,052          2,641             33,105
  90 days or more                           1,083         11,960              906         10,561          1,000             11,517
                                          -------     ----------          --------     ----------        -------         ----------

Total delinquencies                         9,453     $  110,028            8,780     $  102,848          9,306         $  111,015
                                          =======     ==========          =======     ==========         =======        ==========


Delinquency as a percentage
  of servicing portfolio                     4.45%          4.22%            3.96%          3.79%          4.02%              3.91%

Delinquency as a percentage
  of servicing portfolio
  excluding bankruptcies                                    3.56%                           3.14%                             3.14%




                                                  Delinquency Experience
                                                ---------------------------
                                        At December 31, 2001    At September 30, 2001
                                        --------------------    ---------------------
                                                 (Dollars in thousands)

                                         Number of                   Number of
                                        Receivables     Amount      Receivables     Amount
                                        -----------     ------      -----------     ------
Servicing portfolio                      241,178      $2,961,737     252,638      $3,127,164
Delinquencies:
  30-59 days                               7,329      $   84,748       5,879      $   65,779
  60-89 days                               3,605          44,100       3,001          36,804
  90 days or more                          1,504          17,121       1,223          14,055
                                        ---------     ----------     --------     ----------
Total delinquencies                       12,438      $  145,969      10,103      $  116,638
                                        =========     ==========     ========     ==========

Delinquency as a percentage
  of servicing portfolio                    5.16%           4.93%       4.00%           3.73%

Delinquency as a percentage
  of servicing portfolio
  excluding bankruptcies                                    4.12%                       2.96%

Net credit losses as a percentage of the average servicing portfolio were 4.50% for the quarter ended September 30, 2002, an increase from 4.08% and 3.67% for the quarters ended June 30, 2002 and September 30, 2001, respectively. The increase in losses for the quarter ended September 30, 2002 compared to the prior quarter is partially a result of the diminishing recovery rates, as discussed below, as well as continued effects of recession and some seasonality effects. Net credit losses as a percentage of the average servicing portfolio increased to 4.44% for the nine months ended September 30, 2002 compared to 3.05% for the nine months ended September 30, 2001. The increase in losses for the nine months ended September 30, 2002 can primarily be attributed to the continued effects of a recessionary economy, offset by improved collection activities in the quarters ended June 30, 2002 and September 30, 2002. These external economic factors along with the aging of the portfolio combined to increase the Company's net credit losses for the nine months ended September 30, 2002.

Recoveries as a percentage of gross charge-offs were 32.59%, 36.48% and 37.95% for the quarters ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively. Recovery rates dropped from the June 2002 quarter to the September 2002 quarter due to a weaker used vehicle market as the result of greater incentives offered by the auto manufacturers to incent the purchase of new cars. In addition, the type of used vehicles that have been moving into the market tend to be the certified pre-owned vehicles which meet the eligibility requirements to be financed through the captive finance companies currently offering the increased incentives. This movement can have the effect of depressing the market for the remaining used vehicles.

As indicated in the above table, delinquency rates based upon outstanding receivable balances of accounts 30 days past due and over increased to 4.22% at September 30, 2002 compared to 3.79% at June 30, 2002 and 3.73% at September 30, 2001. The increase in delinquencies over the prior quarter is consistent with a seasonal delinquency increase experienced over prior years. See "Discussion of Forward-Looking Statements."

Several additional factors have contributed to the higher delinquency and credit loss rates for the quarter ended September 30, 2002. One such factor is the declining servicing portfolio. The total servicing portfolio has been on a steady decline for five quarters dropping from $3.1 billion at September 30, 2001 to $2.6 billion at September 30, 2002. The delinquency and quarterly credit loss percentages as of, and for the quarter ended September 30, 2002, would be 3.52% and 3.78% using a twelve month lag which isolates the effect of the portfolio decline. External economic factors such as increased unemployment rates due to a weakened economy and increased bankruptcy filings have also contributed to the increased delinquency and loss rates during the quarter ended September 30, 2002. Since September 30, 2001, bankruptcy filings have increased 22.8%. Management attributes this increase mostly to the heightened awareness of the pending bankruptcy reform legislations, as well as general economic factors. See "Discussion of Forward-Looking Statements."

Provisions are made for estimated net credit losses in conjunction with each securitization. The cumulative credit loss assumption used on the securitization during the nine months ended September 30, 2002 was 4.50%, compared to 4.75% for the prior year corresponding period. The reduction in the credit loss assumption from the prior year quarter is due to improved credit quality in receivable acquisitions. See additional discussions regarding the Company's credit scores in the "Acquisition Volume and Pricing" section above. The allowance for estimated credit losses on all securitized receivables (inherent in Retained
Interest) was 6.66% at September 30, 2002, compared to 5.26% at June 30, 2002 and 5.87% at September 30, 2001.

Over the past year, the Company has put forth extensive effort to improve the accuracy of cash flow projections related to the components of Retained Interest and to fully leverage its risk-based relational database. The Company implemented new loss curves in June 2001 which are based on the Company's relational risk management database which dates back to 1992 and incorporates approximately 670,000 consumers representing over $10.0 billion in acquired receivables. As of September 30, 2001 and March 31, 2002, the Company determined it was necessary to further adjust the expected loss rates on most pools to reflect the loss experience during the quarters then ended which more fully incorporate the effects of the existing economic events and trends. During the quarter ended September 30, 2002, the Company implemented enhanced loss curves which utilized approximately 20 attributes of credit characteristics to predict losses. The Company utilized these loss curves and also added six months of higher losses due to lingering recessionary factors to determine the other than temporary impairment for the quarter ended September 30, 2002. Except for the one remaining Tier II pool, the Company used net credit loss assumptions ranging from 5.06% to 8.69% as a percentage of the original principal balance over the life of the receivables to value Retained Interest at September 30, 2002. Although the existing loss curves are the basis for the changes in the expected loss rates, the Company also considers its exposure to credit losses in light of current delinquency and loss rates, consumer bankruptcy trends, and recessionary economic events and trends. See "Critical Accounting Policies" and "Discussion of Forward-Looking Statements."



Selected information about the Company's active securitizations are presented below:


                                                              Remaining
                                                              Balance at        Net Loss       Expected
                                             Original        September 30,     to Original    Cumulative
            Securitizations                   Amount              2002          Balance        Net Loss
--------------------------------------------------------------------------------------------------------
                                                                                  (1)             (2)
                                               (Dollars in thousands)
UACSC  2002-A Auto Trust                     $ 300,029        $ 232,560          0.50%           5.44%
UACSC  2001-C Auto Trust                       330,002          224,491          1.29%           5.98%
UACSC  2001-B Auto Trust                       150,002           92,607          1.72%           6.10%
UACSC  2001-A Auto Trust                       573,010          301,176          3.04%           6.69%
UACSC  2000-D Auto Trust                       510,002          250,565          3.96%           7.35%
UACSC  2000-C Auto Trust                       499,999          217,761          4.06%           7.19%
UACSC  2000-B Auto Trust                       534,294          222,873          5.56%           8.53%
UACSC  2000-A Auto Trust                       282,721           94,094          5.04%           7.19%
UACSC  1999-D Auto Trust                       302,693           93,795          6.64%           8.69%
UACSC  1999-C Auto Trust                       364,792          102,105          5.96%           7.58%
UACSC  1999-B Auto Trust                       340,233           82,772          6.32%           7.92%
UACSC  1999-A Auto Trust                       320,545           64,534          6.44%           7.76%
UACSC  1998-D Auto Trust                       275,914           44,484          5.53%           6.23%
UACSC  1998-C Auto Trust                       351,379           49,880          5.16%           5.87%
UACSC  1998-B Auto Trust                       267,980           29,611          4.59%           5.25%
UACSC  1998-A Auto Trust                       228,938           21,471          4.54%           5.06%
                                         ------------------------------------
  Total Tier I Securitized Trusts            5,632,533        2,124,779

PSC 1998-1 Grantor Trust                        28,659            2,641         10.91%          12.00%
                                         ------------------------------------
       Grand Total                          $5,661,192       $2,127,420
                                         ====================================



(1)  Net loss to original balance at September 30, 2002.

(2)  Forward - looking information.

Discussion of Forward-Looking Statements

This report contains forward-looking statements regarding sources of, and demands on, operating cash flows, the impact and outcome of the pending Chapter 11 bankruptcy proceeding, the potential impact of pending litigation, prospects for receivable sale transactions, results of operations, effects of changes in accounting policies, potential credit losses, recovery rates, prepayment rates, future dealer premium rebates, servicing income, and other aspects of the Company's business. Similar forward-looking statements may be made by the Company from time to time. In particular, the Company's gain on sale of receivables and retained interest in securitized assets are reported on the basis of significant estimates of future portfolio performance. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty and which could cause such forward-looking statements to be materially inaccurate. Such factors include, for example, the unpredictability of the consequences and outcome of the bankruptcy reorganization, the risk that the Company may be forced to transfer servicing of its portfolio, availability of capital resources, especially debtor-in-possession financing, changes in interest rates, consumer credit and delinquency trends, and risk of employee attrition. The Company emphasizes that it is not possible to predict the length of time UAC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether it will continue to operate under the current organizational structure, or the effect of the proceedings on its businesses and the interests of various creditors and shareholders. See the "Discussion of Forward-Looking Information" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the six-month transition period ended December 31, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's sources for short-term funds generally have variable rates of interest, and its receivable portfolio bears interest at fixed rates. The
Company therefore bears interest rate risk on receivables until they are securitized and employs an economic hedging strategy to mitigate this risk. The Company uses an economic hedging strategy that primarily consists of forward interest rate derivatives having a maturity approximating the average maturity of the acquisition volume during the relevant period. At such time as a securitization is committed, the interest rate derivatives are terminated. The Company's economic hedging strategy is an integral part of its practice of periodically securitizing receivables. The commercial paper conduit pursuant to which the Company securitized $500.0 million in receivables in September 2000 and $150.0 million in receivables in June 2001, and which it may utilize from time to time in the future, provides for issuance of a note bearing interest at a floating rate with the resulting interest rate risk covered by a related interest rate swap arrangement. There is no assurance that these strategies will completely offset changes in interest rates. In particular, such strategies depend on management's estimates of receivable acquisition volume and the interest rate on those receivables. The Company generally realizes a gain on its economic hedging transactions during periods of increasing interest rates and generally realizes a loss on such transactions during periods of decreasing interest rates. At September 30, 2002, the Company has an unrealized hedging loss of $16.1 million based on notional amounts outstanding of $539.5 million. The fair value of term debt increases or decreases as market interest rates are reduced or increased, respectively.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the current variable rate and term debt at September 30, 2002:

                                 Three months
                                    ended
                                 December 31,
                                    2002          2003        2007      Total
                                 ---------------------------------------------
                                          (Dollars in thousands)

Notes Payable                    $ 445,483      $ -         $ 445,483
 Weighted average variable rate       3.09%

Term debt                        $  43,333      $ 46,000    $  11,000  $100,333
   Weighted average fixed rate        7.80%         9.99%       12.00%     9.26%


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

At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of Retained Interest to immediate 10% and 20% adverse changes in assumed economics is as follows (in thousands):

                                     Expected
                                    Cumulative                                                  Spread
                                    Net Credit          Discount          Prepayment           Interest
                                     Losses               Rate              Speed                Rate
                                 (pool life rate)     (annual rate)        (curve)             (curve)
                                 -----------------  -----------------  -----------------   -----------------

Impact on fair value of
10% adverse change                  $ (30,894)          $ (4,652)          $ (4,242)           $ (1,684)
20% adverse change                  $ (61,527)          $ (9,124)          $ (8,190)           $ (3,356)



These sensitivities are hypothetical and should be used with caution. As the amounts indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See "Discussion of Forward-Looking Statements," and "Item 1, Note 2."

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO)" and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal financial controls or in other factors that could significantly affect such controls, nor any corrective actions with regard to significant deficiencies and material weaknesses in such controls.

Part II. Other Information

Item 1.  Legal Proceedings

Bankruptcy Proceeding

On October 31, 2002, Union Acceptance Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division ("Court"). The proceeding does not include UAC's subsidiaries. UAC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petitions, UAC obtained several Court orders that authorized it to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

In connection with the renewal of one of the Company's subsidiary's warehouse credit facilities in late August, 2002, MBIA Insurance Corporation, the surety which provides credit enhancement in respect of such warehouse, required the Company to execute servicing term agreements which provide that the Company's term as servicer under its securitizations (on which such surety provides credit enhancement) continues for successive periods of 60 days, subject to renewal in the discretion of the surety. The Company disputes the effect and validity of these agreements. The Bankruptcy proceeding includes an adversary proceeding against MBIA Insurance Corporation to preserve the Company's servicing rights in respect of its servicing portfolio. The Bankruptcy Court has entered an agreed order preserving the status quo until December 2, 2002. The Company is pursuing this matter and is seeking to negotiate a resolution with MBIA, but can provide no assurance as to the outcome of this matter. A loss of the rights to service its securitized portfolio could have a material adverse effect on the Company and could materially impair the value of its retained interest in securitized assets.

Wise et.al vs. Union Acceptance Corporation

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

Plaintiffs filed a motion for class certification in both cases on July 15, 2002. On October 4, 2002, the court denied class certification in both cases. The Company denies the allegations in both complaints and has filed motions to dismiss in both cases. The Company believes the complaints have no merit and will vigorously defend these cases.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

     4.1  Amendment  Number  Eight to Amended and Restated  Security  Agreement,
          dated as of August 23, 2002, by and among Union Acceptance Corporation, Union Acceptance Funding Corporation, UAFC Corporation, Enterprise Funding Corporation, MBIA Insurance Corporation and Bank of America, N.A., amending the Amended and Restated Security Agreement dated as of May 12, 2000.

     10.1 Servicing Term Agreement, dated as of September 6, 2002, by and among Union Acceptance Corporation, BNY Midwest Trust Company, and MBIA Insurance Corporation with respect to the UACSC 1998-A through 1999-A AUTO TRUSTS.

     10.2 Servicing Term Agreement, dated as of September 6, 2002, by and among Union Acceptance Corporation, Wachovia Trust Company, National Association, BNY Midwest Trust Company, and MBIA Insurance Corporation with respect to the UACSC 1999-B through 2002-A AUTO TRUSTS.

     10.3 Servicing Term Agreement, dated as of September 6, 2002, by and among Union Acceptance Corporation, Wachovia Trust Company, National
          Association, BNY Midwest Trust Company, Canadian Imperial Bank of Commerce and MBIA Insurance Corporation with respect to the UACSC 1999 Master Owner Trust.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

     The Company recently filed reports on Form 8-K as follows:

          1. Form 8-K filed November 1, 2002, reporting the Chapter 11 bankruptcy filing of Union Acceptance Corporation.

          2. Form 8-K filed November 8, 2002, announcing developments since commencement of the bankruptcy proceeding.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Acceptance Corporation


November 19, 2002 By:               /s/ Lee N. Ervin
                                    -----------------------------------
                                    Lee N. Ervin
                                    President and Chief Executive Officer


November 19, 2002 By:               /s/ Mark R. Turner
                                    -----------------------------------
                                    Mark R. Turner
                                    Treasurer, Chief Financial Officer
                                    and Executive Vice President

I, Lee N. Ervin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Acceptance Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the `Evaluation Date'); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002                     /s/ Lee N. Ervin
                                      -----------------------------------
                                      Lee N. Ervin
                                      President and Chief Executive Officer

I, Mark R. Turner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Acceptance Corporation

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the `Evaluation Date'); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002                /s/ Mark R. Turner
                                 -----------------------------------
                                 Mark R. Turner
                                 President and Chief Executive Officer

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


/s/ Lee N. Ervin                           /s/ Mark R. Tuner
------------------------------------       -----------------------------------
 Lee N. Ervin,                             Mark R. Turner,
 President and Chief Executive Officer     Treasurer, Chief Financial Officer,
                                           and Executive Vice President